Form 10-Q
period 2017-06-30
Drone USA Inc.
filed 2017-08-14
CIK 1704795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number:     000-55789

DRONE USA, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	30-0967943
State or Other jurisdiction of	I.R.S. Employer Identification No.
Incorporation or Organization

16 Hamilton Street, West Haven, CT	06516
Address of Principal Executive Offices	Zip Code

(203) 220-2296
Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐         No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒          No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐         No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐         No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at August 10, 2017
Common Stock, $0.0001 par value	42,694,692

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRONE USA, INC. AND SUBSIDIARIES

Consolidated Financial Statements
June 30, 2017
(Unaudited)

DRONE USA, INC. AND SUBSIDIARIES

Table of Contents
June 30, 2017

DRONE USA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	September 30,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash	$134,526	$631,020
Accounts receivable	1,032,767	865,775
Inventory	508,552	1,391,439
Prepaid expenses and other current assets	42,953	92,047
	1,718,798	2,980,281

Other Assets
Goodwill	2,410,335	2,410,335
Tradename	760,000	760,000
Customer list, net	846,530	1,045,278
	4,016,865	4,215,613

Total Assets	$5,735,663	$7,195,894

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$2,827,870	$2,363,162
Accrued expenses	863,640	239,271
Income tax payable	100	50
Earnout payable	64,500	64,500
Customers deposits	-	78,841
Convertible note payable - related party	122,000	-
Loan Payable - insurance financing	5,882	-
Note payable - net of discounts and premium	3,595,162	1,062,661
Note payable - related party seller	900,000	900,000
Convertible line of credit - related party affiliate	688,444	692,126
Line of credit - bank	48,600	49,583
Settlement payable - vendor	-	75,382
Contingent liability - advisory fees	850,000	850,000
Accrued liability - advisory fees	1,200,000	-
Deferred rent	-	16,667
	11,166,198	6,392,243
Other Liabilities
Note payable - net of unamortized financing costs	-	1,361,624
Convertible note payable - related party	-	117,000
Earnout payable, net of current portion	64,500	64,500
	64,500	1,543,124
Total Liabilities	11,230,698	7,935,367

Commitments and Contingencies (Note 10)

Stockholders' Deficit
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Series A preferred stock - no par value, 250 shares designated, issued and outstanding	-	-
Common stock - $0.0001 par value, 200,000,000 shares authorized, 42,694,692 and 41,719,492 shares issued and outstanding at June 30, 2017 and September 30, 2016, respectively	4,270	4,172
Additional paid-in capital	7,084,260	5,285,847
Accumulated deficit	(12,583,565)	(6,029,492)

Total Stockholders' Deficit	(5,495,035)	(739,473)

Total Liabilities and Stockholders' Deficit	$5,735,663	$7,195,894

See accompanying notes to unaudited consolidated financial statements.

DRONE USA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	$5,705,047	$-	$18,309,774	$-

Cost of Goods Sold	5,559,664	-	17,261,326	-

Gross Profit	145,383	-	1,048,448	-

Selling, General, and Administrative Expenses	1,581,784	216,847	5,595,992	669,201
Amortization	66,249	-	198,748	-

Total Operating Expenses	1,648,033	216,847	5,794,740	669,201

Loss Before Other Expense	(1,502,650)	(216,847)	(4,746,292)	(669,201)

Other Expense
Interest and financing costs	430,962	6,581	1,807,731	12,988

Net Loss before Provision for Income Tax	(1,933,612)	(223,428)	(6,554,023)	(682,189)

Provision for Income Tax	-	-	50	-

Net Loss	$(1,933,612)	$(223,428)	$(6,554,073)	$(682,189)

Basic and Diluted Loss Per Share	(0.05)	(0.01)	(0.15)	(0.02)

Weighted Average Number of Common Shares Outstanding - basic and diluted	42,694,692	40,841,517	42,429,216	39,760,251

See accompanying notes to unaudited consolidated financial statements.

DRONE USA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Deficit (Unaudited)

For the Nine Months Ended June 30, 2017

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - September 30, 2016	250	$-	41,719,492	$4,172	$5,285,847	$(6,029,492)	$(739,473)
Share-based compensation	-	-	-	-	1,573,628	-	1,573,628
Shares issued for settlement payable conversion	-	-	460,200	46	75,336	-	75,382
Shares issued for services	-	-	515,000	52	149,449	-	149,501
Net loss	-	-	-	-	-	(6,554,073)	(6,554,073)
Balance - June 30, 2017	250	$-	42,694,692	$4,270	$7,084,260	$(12,583,565)	$(5,495,035)

See accompanying notes to unaudited consolidated financial statements.

DRONE USA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	June 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(6,554,073)	$(682,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Intangibles amortization	198,748	-
Amortization of debt discounts	553,230	-
Premium on convertible note	617,647
Share-based compensation expense	1,723,129	-
Deferred rent	(16,667)	7,500
Changes in operating assets and liabilities:
Accounts receivable	(166,992)	-
Inventory	882,887	-
Prepaid expenses and other current assets	49,094	(10,000)
Accounts payable and accrued expenses	2,289,077	79,235
Income tax payble	50	-
Custmers deposits	(78,841)	-

Cash Used in Operating Activities	(502,711)	(605,454)

Cash Flows from Financing Activities
Repayment of line of credit	(983)	-
Insurance financing proceeds, net of repayments	5,882
Proceeds from (repayment of) lines of credit - related parties	(3,682)	594,999
Proceeds from loan payable - related party	5,000	12,000

Cash Provided by Financing Activities	6,217	606,999

Net (Decrease) Increase in Cash	(496,494)	1,545

Cash - beginning	631,020	-

Cash - end	$134,526	$1,545

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$474,514	$586

Noncash financing and investing activities: Issuance of common stock to satisfy settlement payable	$48,998	$-

Reclassification of debt premium upon conversion	$26,384	$-

See accompanying notes to unaudited consolidated financial statements.

DRONE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

1 -	Basis of Presentation

The accompanying consolidated financial statements of Drone USA, Inc. (“Drone”) and its wholly owned subsidiaries, Drone USA, LLC and HowCo Distributing Co. (“HowCo”) (collectively, the “Company,”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented have been included. All such adjustments are of a normal recurring nature. The results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year. Management believes that the disclosures included in the accompanying consolidated interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto for the years ended September 30, 2016 and 2015 included in the Company’s Form 10.

2 -	Summary of Significant Accounting Policies and Going Concern

a.	Going Concern - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

For the nine months ended June 30, 2017, the Company has incurred net losses of approximately $6,554,000 and used cash in operations of approximately $503,000. The working capital deficit, stockholders' deficit and accumulated deficit was $9,447,400, $5,495,035, and $12,583,565, respectively, at June 30, 2017. Furthermore, on April 13, 2017 the Company received a default notice on its payment obligations under the senior secured credit facility agreement (note 4 and 12) and as of June 2017 has received demand notices from collection agencies on behalf of several vendors and management has been suspended access to their corporate offices and was served with a lawsuit by the landlord. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company plans to implement cost-cutting measures, raise equity through a private placement, restructure or repay its secured obligations, and structure payment plans, if necessary, with vendors and service providers who are owed money. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

b.	Use of Estimates - The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for bad debt on accounts receivable, reserves on inventory, valuation of non-cash compensation paid in business combinations, fair values of assets acquired and liabilities assumed in business combinations, valuation of goodwill and intangible assets for impairment analysis, valuation of the earn-out liability at balance sheet dates, valuation of stock based compensation and the valuation allowance on deferred tax assets.

c.	Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Drone USA, Inc., Drone USA, LLC, and HowCo. All significant intercompany accounts and transactions have been eliminated in consolidation.

d.	Inventory - Inventory consists of finished goods, which are purchased directly from manufacturers. The Company utilizes a just in time type of inventory system where products are ordered from the vendor only when the Company has received sales order from its customers. Inventory is stated at the lower of cost and net realizable value on a first-in, first-out basis.

e.	Revenue Recognition - Sales are recognized upon shipment of product to the customer. Provisions for returns and allowances are recorded in the period the sales occur. Payments received from customers prior to shipment of the product to them, are recorded as customer deposit liabilities.

f.	Net (Loss) Per Share - Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of June 30, 2017, 50,851,200 options were outstanding of which 33,025,000 were exercisable, 500,000 warrants were outstanding of which 500,000 were exercisable, and convertible debt and accrued interest totaling approximately $883,232 was convertible into approximately 3,633,000 shares of common stock. As of June 30, 2017, the Company was in default on the note payable dated September 13, 2016 (see note 4). As of June 30, 2017, the outstanding principal balance, including accrued interest, totaled $3,613,168 and was convertible into approximately 18,250,000 shares of common stock. In addition, as of June 30, 2017, the contingent liability – advisory fees totaling $850,000, which is subject to a make-whole provision, would require the issuance of an additional 3,324,432 shares of common stock.

g.	Recent Accounting Pronouncements - In March 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that will change how companies account for certain aspects of its share-based payments to employees. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. The Company has elected to early adopt. As a result, the Company will recognize share-based award forfeitures in the period they occur as a reversal of previously recognized compensation expense. The reduction in compensation expense will be determined based on the specific awards forfeited during that period. There were no forfeitures during the periods presented in the consolidated financial statements.

In May 2014, the FASB issued a new accounting standard that attempts to establish a uniform basis for recording revenue to virtually all industries financial statements, under U.S. GAAP as amended in March 2016 and April 2016. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. In order to accomplish this objective, companies must evaluate the following five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. There are three basic transition methods that are available - full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. guidance at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. Prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. guidance. For public business entities, this standard is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is prohibited. The Company is currently evaluating the impact of this new accounting standard on its consolidated financial position and results of operations.

In February 2016, the FASB issued a new accounting standard on leases. The new standard, among other changes, will require lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases. The lease liability will be measured at the present value of the lease payments over the lease term. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs (e.g. commissions). The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. The adoption will require a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest period presented. The Company is currently evaluating the impact of this new accounting standard on its consolidated financial position and results of operations.

The Company does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3 -	Inventory

At June 30, 2017, inventory consists of finished goods and was valued at $508,552.

4 -	Convertible Notes Payable

The Company has an $840,000 convertible note payable (“Note 1”) to a related party entity controlled by the Company’s CEO. Note 1 bears interest at an annual rate of 7% with an original maturity date of June 11, 2017 that was extended to December 11, 2017, at which time all unpaid principal and interest is due. The holder of Note 1 has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. As of June 30, 2017, Note 1 has not been converted and the balance of the note was $688,444 and accrued interest was $64,264. On June 9, 2017, the note was amended to extend the maturity date to December 11, 2017. This note is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula.

The Company has a convertible note payable (“Note 2”) with the Company’s CEO. Note 2 bears interest at an annual rate of 7% with a maturity date of December 31, 2017, at which time all unpaid principal and interest is due. The holder of Note 2 has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. As of June 30, 2017, Note 2 has not been converted and the balance was $122,000 and accrued interest was $8,525. This note is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula.

Effective September 13, 2016, the Company entered into a senior secured credit facility note (the “Agreement”) with an investment fund to provide capital for the acquisition of HowCo. The Company can borrow up to $6,500,000, with an initial loan at closing of $3,500,000. The Agreement bears interest at a rate of 18%, requires monthly payments of $52,500 which is interest only starting on October 13, 2016 through February 13, 2017, and monthly payments, including interest and principal, of $298,341 starting on March 13, 2017 through maturity on March 13, 2018. Events of default are defined in the Agreement. In the event of default the note balance will bear interest at 25%. In connection with this Agreement, the Company was obligated to pay additional advisory fees of $850,000 payable in the form of cash or common stock in accordance with the terms of the Agreement. The Company was also required to reserve 7,000,000 shares of common stock related to this transaction. The reserved shares will be released upon the satisfaction of the loan. In the event the lender makes additional loans under the Agreement, the Company agrees to pay additional advisory fees under similar terms as the $850,000 fee. As of June 30, 2017, the Company issued 539,204 shares of common stock in satisfaction of the $850,000 in accordance with the terms of the agreement, such shares being issued in September 2016. Based upon the value of the shares, at the time the lender sells the shares, of which none were reported as sold by the lender as of June 30, 2017, the Company may be required to redeem unsold shares for the difference between the $850,000 and the lender’s sales proceeds. Accordingly the $850,000 has been reflected as a current liability as of September 30, 2016 and June 30, 2017. Notwithstanding anything contained in the Agreement to the contrary, in the event the Lender has not realized net proceeds from the sale of Advisory Fee Shares equal to at least the Advisory Fee by the earlier to occur of: (A) the twelve (12) month anniversary of the Effective Date; (B) the occurrence of an Event of Default; or (C) the Maturity Date, then at any time thereafter, the Lender shall have the right, upon written notice to the Borrower, to require that the Borrower redeem all Advisory Fee Shares then in Lender’s possession for cash equal to the Advisory Fee, less any cash proceeds received by the Lender from any previous sales of Advisory Fee Shares, if any. In the event such redemption notice is given by the Lender, the Borrower shall redeem the then remaining Advisory Fee Shares in Lender’s possession for an amount of Dollars equal to the Advisory Fee, less any cash proceeds received by the Lender from any previous sales of Advisory Fee Shares, if any, payable by wire transfer to an account designated by Lender within five (5) Business Days from the date the Lender delivers such redemption notice to the Borrower. As of June 30, 2017, the note payable has not been converted and the principal balance of the note was $3,500,000 and accrued interest was $113,167. The Agreement is only convertible upon default or mutual agreement by both parties at a conversion rate of 85% of the lowest of the daily volume weighted average price of the Company’s common stock during the 5 business days immediately prior to the conversion date. Once a default occurs the note will be accounted for as stock settled debt at its fixed monetary value and any shares issued upon conversion are also subject to a make whole provision similar to that described above for the $850,000. On March 13, 2017 the Company defaulted on the monthly principal and interest payment of $298,341. Due to this default, as of March 31, 2017, the Company has accounted for the embedded conversion option as stock settled debt and recorded a debt premium of $617,647 with a charge to interest expense, and the interest rate increased to 25% (default rate). The Company has been making interest-only payments of $52,500 each month, however, the Company has not made the full default interest payment of $72,917 per month. On April 13, 2017 the Company received a default notice from the lender and was given a 10-day period to cure the default. Such cure did not occur as of June 30, 2017. The lender has not notified the Company of any intention to convert the debt into shares and has not provided a notice to accelerate principal payments, however, in the default notice they reserved the right to do so at any time after the expiration of the cure period. The Company is currently in discussion with the lender to restructure the debt. The Company has not made the required monthly principal payments since March 2017.

On March 28, 2017, the Company entered into an agreement with the above senior secured credit facility lender to receive a range of advisory services for a total of $1,200,000 with no definitive terms or length of service which is recorded as an accrued liability – advisory fees as of June 30, 2017. If the Company is a quoted company on any listed exchange, the senior secured credit facility lender will accept a single preferred share convertible into common stock never to exceed 4.99%. The number of shares issued will be set at 100% of the amount due up to availability and subject to a make whole provision. The advisory fee, totaling $1,200,000, was earned upon execution of the agreement and is reported in selling, general, and administrative expenses in the consolidated statements of operations for the nine months ended June 30, 2017.

The senior secured credit facility note balance was as follows for June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016

Principal	$3,500,000	$3,500,000
Premium	617,647	-
Discount	(522,485)	(1,075,715)
	3,595,162	2,424,285
Non-current	-	1,361,624
Current	$3,595,162	$1,062,661

5 -	Defined contribution Plan

In August 2016, Drone established a qualified 401(k) plan with a discretionary employer matching provision. All employees who are at least twenty-one years of age and no minimum service requirement are eligible to participate in the plan. The plan allows participants to defer up to 90% of their annual compensation, up to statutory limits. Employer contributions charged to operations for the nine months ended June 30, 2017 was $9,230.

The Company’s subsidiary, HowCo, is the sponsor of a qualified 401(k) plan with a safe harbor provision. All employees are eligible to enter the plan within one year of the commencement of employment. Employer contributions charged to expense for the nine months ended June 30, 2017 was $25,621.

6 -	Related Party Transactions

On October 1, 2016, the Company entered into employment agreements with two of its officers. The employment agreement with the company's President and CEO provides for annual base compensation of $370,000 for a period of three years, which can, at the Company's election, be paid in cash or Common Stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity a provision for the equivalent of 12 months’ base salary, and an additional one-time severance payment of $2,500,000 upon termination under certain circumstances, as defined in the agreement. The employment agreement with the company's Treasurer and CFO provides for annual base compensation of $250,000 for a period of three years, which can, at the Company's election, be paid in cash or Company Common Stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity a provision for the equivalent of 12 months’ base salary and an additional one-time severance payment of $1,500,000 upon termination under certain circumstances, as defined in the agreement (see note 12).

The Company utilizes the office space and equipment of its management at no cost.

See note 4 for related party note and convertible notes.

7 -	Common Stock

As of June 30, 2017, the Company is authorized to issue 200,000,000 shares of $0.0001 par value common stock, of which 42,694,692 shares are issued and outstanding.

In October 2016, the Company issued 115,000 shares of common stock to an entity as payment for acquisition-related services valued at $57,500.

In October through November 2016, the Company issued 460,200 common shares upon conversion of the remaining settlement payable - vendor of $48,998 and the remaining premium of $26,384 was reclassified to equity.

In February 2017, the Company issued 400,000 shares of common stock to an entity as payment for consulting services rendered valued at $92,000 which is being amortized over six months.

8 -	Preferred Stock

As of June 30, 2017, the Company has designated 250 shares of $0.0001 par value Series A preferred stock, of which 250 shares have been issued. These preferred shares have voting rights per share equal to the total number of issued and outstanding shares of common stock divided by 0.99.

As of June 30, 2017, the Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock, with designations, voting, and other rights and preferences to be determined by the Board of Directors of which 4,999,750 remain available for designation and issuance.

9 -	Share Based Payments

The Company established its 2016 Stock Incentive Plan (the “Plan”) that permits the granting of incentive stock options and other common stock awards. The maximum number of shares available under the Plan is 100,000,000 shares. The Plan is open to all employees, officers, directors, and non-employees of the Company.

The Company recorded approximately $679,000 and $1,573,000 of compensation expense for the three months and nine months ended June 30, 2017, respectively, related to its stock options. Total unrecognized compensation expense related to unvested stock options at June 30, 2017 amounted to $2,924,445.

As of June 30, 2017, 33,025,000 of the 50,851,200 outstanding stock options were exercisable.

For the nine months ended June 30, 2017, the Company granted options to purchase 14,566,200 and 10,485,000 shares of its common stock at an exercise price ranging from $0.20 to $0.24 per share with vesting terms ranging from immediately vesting to 5 years valued at approximately $2,014,000 and $2,015,000 at grant date, to employees and certain consultants, respectively. The options were valued using a Black-Scholes option pricing model with the following assumptions; risk-free interest rate of 1.46%, expected dividend yield of 0%, expected option term of 1.75 to 5 years for the shares that vested immediately and 5.75 to 6.5 years for those with vesting terms using the simplified method and expected volatility of 117%.

Effective February 17, 2017, the Company entered into an agreement with a company to receive consulting services, for a period of six months from the effective date. In connection with the agreement, the Company agreed to issue 400,000 vested shares of common stock on February 17, 2017 for a payment of $200, and to pay consulting fees of $10,000 per month. As there is no defined term of the agreement and the shares fee is considered contractually earned upon the execution of the agreement, the shares were valued on the February 17, 2017 measurement date at $0.23 per share or a total of $92,000 based on the quoted trading price which will be recognized over the 6 month service period.

10 -	Commitments and Contingencies

Legal Matters

In connection with the merger with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

During the quarter ended June 30, 2017, the Company received verbal and written demands for non-payment of five months of rent for its New York location and five months of rent for its California location, non-payment of a past due credit card balance and non-payment of past due amounts for services by several consultants and service providers. Subsequent to June 30, 2017, a lawsuit was filed in the Supreme Court of the State of New York for an alleged breach of a Service Agreement for approximately $116,000 in connection with the lease the Company entered into for its former office space in New York.

The Company has filed a lawsuit against the former Chief Strategy Officer and member of the Board, who was terminated for cause on July 7, 2017, for breach of contract, breach of the covenant of good faith and fair dealing, and violation of the California Business & Professions Code. The former Chief Strategy Officer and member of the Board subsequently filed a counterclaim against the Company.

Consulting Services

On January 7, 2017, the Company entered into an agreement with a company to receive advisory services for a fee of $22,500 payable over three months. In addition, at the Company’s option, this company could, on an exclusive basis, act as the placement agent or underwriter for the Company in connection with a proposed institutional financing transaction.

On February 13, 2017, the Company entered into an agreement with a company to receive due diligence services for an initial term of 180 days from February 17, 2017. Total fees for these services are $50,000, with $15,000 payable upon signing and the remaining $35,000 payable on May 10, 2017, which was not accrued as of June 30, 2017. In May 2017, the agreement was canceled and the Company disputed the unpaid balance of $35,000 as a result of non-delivery of services as agreed to. The service provider placed the unpaid balance in collection.

In May 2017, the Company entered into a three month consulting arrangement with an advisor to the Company for a fee of $2,500 per month. The consulting arrangement shall provide the Company with business development services for UAV products and strategic consulting.

In June 2017, the Company entered into an agreement with an investment bank to provide placement agent services on an exclusive basis as it relates to a private placement (“the placement”). The agreement calls for the investment bank to receive 9% of the gross proceeds of the placement and 2.5% warrant coverage of the amount raised. The warrants shall entitle the investment bank to purchase securities of the Company at a purchase price equal to 110% of the implied price per share of the placement or 100% of the public market closing price of the Company’s common stock on the date of the placement, whichever is lower. The warrants shall have a term of five years after the closing of the placement. The agreement expires on September 30, 2017.

In June 2017, the Company signed a term sheet for proposed unsecured convertible note financing of up to $150,000. The note has a term of 12 months and features interest 8% OID and 8% per annum in cash at maturity. The note has convertible and prepayment features as well. In addition to interest, the lender will receive warrant coverage equaling 200% of the conversion shares issuable at closing with an exercise price of two times the closing price of the Company’s common stock on the day prior to the closing of the funding. The warrants will have a five year term and will have full ratchet anti-dilution protection and be cashless exercisable if not registered.

Lease Obligations

The Company entered into an agreement with a manufacturer in Pismo Beach, California. The agreement provides for certain services to be provided by the manufacturer as needed by the Company. The agreement has an initial term of three years with one year renewals. In connection with this agreement, the Company has agreed to sublease space based in San Luis Obispo, California from the manufacturer for the purposes of the development and manufacturing of unmanned aerial vehicles. The lease provides for base monthly rent of approximately $15,000 for the initial term to be increased to $16,500 per month upon extension. The lease term begins February 1, 2017 and expires January 31, 2019 with the option to extend the term an additional 24 months. The Company is in default of the rent payments and had received verbal demand of payments. There were no rental charges billed for the month of February 2017. As of June 30, 2017, the Company has not made any of the required monthly rent payments in connection with this agreement.

In May 2016, the Company entered into a lease agreement for office space in New York, New York. The lease provided for monthly base rent of approximately $5,000 per month with a rent-free period from May 1, 2016 through July 31, 2016. The lease term began May 1, 2016 and expired April 30, 2017. A security deposit of $10,000 required by this lease agreement is reported as a component of prepaid expenses and other current assets in the accompanying consolidated balance sheets. The Company entered into two additional leases for additional space with rent-free periods through November 1, 2016. Each lease has a term of one year beginning July 1, 2016 and September 1, 2016, requiring monthly lease payments after the rent-free period of approximately $2,500 and $3,500, respectively. An additional security deposit of $6,000 was required for the additional space. The Company has not made any contractual rent payments from February through June 2017. As a result, subsequent to March 31, 2017, management has been suspended access to the premise until a mutually agreeable payment plan is established with the landlord.

In May 2017, the Company extended HowCo’s office lease through May 30, 2020. The lease requires monthly payments of $4,860 including base rent plus CAM.

11 -	Concentrations

Economic Concentrations

With respect to customer concentration, three customers accounted for approximately 66%, 12%, and 12%, of total sales for the nine months ended June 30, 2017.

With respect to accounts receivable concentration, three customers accounted for approximately 57%, 15%, and 11% of total accounts receivable at June 30, 2017.

With respect to supplier concentration, two suppliers accounted for approximately 47% and 13% of total purchases for the nine months ended June 30, 2017.

With respect to accounts payable concentration, two suppliers accounted for approximately 45% and 15% of total accounts payable at June 30, 2017.

With respect to foreign sales, it totaled approximately $153,000 for the nine months ended June 30, 2017.

12 -	Subsequent Events

On July 7, 2017, an employee and also a member of the Board was terminated for cause by the Company. Management does not believe the terminated employee is entitled to additional compensation pursuant to the employment agreement as a result of termination for cause. Upon termination of this employee, management decided it would not utilize the leased facility in California and therefore made a decision to abandon the lease which it never took occupancy of. (see Note 10 - Legal Matters and Lease Obligations)

On July 10, 2017, the CFO of the Company and also a member of the Board resigned. Pursuant to an employment agreement, this employee is not eligible for the additional one-time severance payment of $1,500,000 (see Note 6).

Subsequent to June 30, 2017, a lawsuit was filed in the Supreme Court of the State of New York for an alleged breach of a Service Agreement for approximately $116,000 in connection with the lease the Company entered into for its former office space in New York.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Drone USA, Inc. and Subsidiaries (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Overview

Drone USA, Inc. is a UAV and related services and technologies company that intends to engage in the research, design, development, testing, manufacturing, distribution, exportation, and integration of advanced low altitude UAV systems, services and products. Drone also provides procurement, distribution, and logistics services through its wholly-owned subsidiary, HowCo Distributing Co., to the United States Department of Defense and Defense Logistics Agency. The Company has operations based in West Haven, Connecticut and Vancouver, Washington. The Company is registered with the U.S. State Department and has met the requirements of the Arms Export Control Act and International Traffic in Arms Regulations (“ITAR”). The registration allows for the company to apply for export, and temporary import, of product, technical data, and services related to defense articles. The Company continues to seek strategic acquisitions and partnerships with UAV firms that offer superior technologies in high-growth markets, as well as acquisitions and partnerships with firms that have complementary technologies and infrastructure.

Liquidity and Capital Resources

As of June 30, 2017, we had $1,718,798 in current assets, including $134,526 in cash, compared to $2,980,021 in current assets, including $631,020 in cash, at September 30, 2016. Current liabilities at June 30, 2017 totaled $11,166,198 compared to $6,392,243 at September 30, 2016. The decrease in current assets from September 30, 2016 to June 30, 2017 is primarily due to the decrease in cash of approximately $500,000, the decrease in inventory of approximately $880,000, the decrease in prepaid expenses and other assets of approximately $50,000, offset by the increase in accounts receivable of approximately $167,000. The increase in current liabilities from September 30, 2016 to June 30, 2017 is primarily due to the increase in the current portion of the note payable of approximately $2,530,000, the accrued liability for advisory fees of $1,200,000, accrued expenses of approximately $625,000, and accounts payable of approximately $465,000. While we have revenues as of this date, no significant UAV revenues are anticipated until we have implemented our full plan of operations, specifically, initiating sales campaigns for our UAV platforms. We must raise cash to implement our strategy to grow and expand per our business plan. We anticipate over the next 12 months the cost of being a reporting public company will be approximately $250,000.

If we cannot raise additional proceeds via a private placement of its equity or debt securities, or secure a loan, we would be required to cease business operations. As a result, investors would lose all of their investment. Under the terms of our credit agreement with TCA, all potential new investments must first be reviewed and approved by TCA, which may constrain our options for new fundraising.

We anticipate our short-term liquidity needs to be approximately $9,000,000 which will be used to satisfy our existing current liabilities of approximately $11,000,000 reduced by our expected gross profits of approximately $2,000,000. To meet these needs we intend to complete equity financing and refinance or restructure certain existing liabilities. Once this is completed, and we implement our sales and marketing plan to sell UAV products, we anticipate minimal long-term liquidity needs which we expect to meet through equity financing or short-term borrowings.

Additionally, we will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. Our management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement the business plan and may impede the speed of its operations.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2016
Net Cash Used in Operating Activities	$(502,711)	$(605,454)
Net Cash Used in Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$6,217	$606,999
Net (Decrease) Increase in Cash and Cash Equivalents	$(496,494)	$1,545

Results of Operations

Three Months Ended June 30, 2017 and 2016

We generated revenues of $5,705,047 and $0 for the quarters ended June 30, 2017 and 2016, respectively. For the quarter ended June 30, 2017 we reported cost of goods sold of $5,559,664, selling, general, and administrative expenses of $1,581,784, amortization expense of $66,249, and interest and financing costs of $430,962. Selling, general, and administrative expenses consist primarily of professional and consulting fees and payroll costs of approximately $1,380,000, and rent of approximately $80,000, compared to selling, general, and administrative costs of $216,847 and interest and financing costs of $6,581 for the quarter ended June 30, 2016. Selling, general, and administrative costs consist primarily of professional and consulting fees and payroll costs. As a result, we reported a net loss before provision for income tax of $1,933,612 and $223,428 for the quarters ended June 30, 2017 and 2016, respectively.

Nine Months Ended June 30, 2017 and 2016

We generated revenues of $18,309,774 and $0 for the nine months ended June 30, 2017 and 2016, respectively. For the nine months ended June 30, 2017 we reported cost of goods sold of $17,261,326, selling, general, and administrative expenses of $5,595,992, amortization expense of $198,748, and interest and financing costs of $1,807,731. Selling, general, and administrative expenses consist primarily of professional and consulting fees of approximately $2,250,000, payroll costs of approximately $2,800,000, rent of approximately $182,000, and travel related costs of approximately $62,000, compared to selling, general, and administrative costs of $669,201 and interest and financing costs of $12,988 for the nine months ended June 30, 2016. Selling, general, and administrative expenses consist primarily of professional and consulting fees and payroll costs. As a result, we reported a net loss before provision for income tax of $6,554,073 and $682,189 for the nine months ended June 30, 2017 and 2016, respectively.

The increase in revenues and cost of goods sold for the 2017 periods is due to the acquisition of Howco. The increase in selling, general, and administrative costs for the 2017 periods is primarily due to the operations of Howco and the granting of stock options to key personnel and consultants. The increase in interest and financing costs is due primarily to the financing obtained for the purchase of Howco.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

For the nine months ended June 30, 2017, the Company has incurred net losses of approximately $6,554,000 and used cash in operations of approximately $503,000. The working capital deficit, stockholders' deficit and accumulated deficit was $9,447,400, $5,495,035, and $12,583,565, respectively, at June 30. 2017. Furthermore, on April 13, 2017 the Company received a default notice on its payment obligations under the senior secured credit facility agreement and as of July 2017 have received demand notices from collection agencies on behalf of several vendors and management has been suspended access to their corporate offices by the landlord until a rent repayment plan is established. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company plans to implement cost-cutting measures, raise equity through a private placement, restructure or repay its secured obligations and structure payment plans, if necessary, with vendors and service providers who are owed money. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management’s estimates are based on historical experience, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management. These estimates are based on Management’s historical industry experience and not the company’s historical experience.

Accounts Receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less the allowance for doubtful accounts, as needed. Factors used to establish an allowance include the credit quality of the customer and whether the balance is significant. The Company may also use the direct write-off method to account for uncollectible accounts that are not received. Using the direct write-off method, trade receivable balances are written off to bad debt expense when an account balance is deemed to be uncollectible.

Inventory

Inventory consists of finished goods, which are purchased directly from manufacturers. The Company utilizes a just in time type of inventory system where products are ordered from the vender only when the Company has received sales order from its customers. Inventory is stated at the lower of cost and net realizable value on a first-in, first-out basis.

Goodwill and Intangible Assets

The Company’s goodwill and tradename assets are deemed to have indefinite lives and, accordingly, are not amortized, but are evaluated for impairment at least annually, but more often whenever changes in facts and circumstances occur which may indicate that the carrying value may not be recoverable. The customer list was deemed to have a life of four years and will be amortized through September 2020.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. In instances where impairment is determined to exist, the Company writes down the asset to its fair value based on the present value of estimated future cash flows.

Revenue Recognition

Sales are recognized upon shipment of product to the customer. Provisions for returns and allowances are recorded in the period the sales occur. Payments received from customers prior to shipment of the product to them, are recorded as customer deposit liabilities.

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution.

Tax Loss Carryforwards

The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statement and tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, Michael Bannon, who is now both CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In connection with the merger with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

In response to the Complaint we filed July 12, 2017 against Paulo Ferro in the United States District Court for the Central District of California (Case No. 2:17-cv-05124) seeking damages and injunctive relief for alleged violations of the Federal Trade Secrets Act and the California Trade Secrets Act, breach of his employment agreement, breach of his duty of good faith and fair dealing and violation of the California Business and Professional Code, Mr. Ferro filed an answer and counterclaim on July 31, 2017 seeking damages in the amount of $900,000 based on allegations of breach of his employment agreement by Drone USA as well as additional amounts based on alleged libel and a demand for punitive damages. We intend to vigorously pursue our claims and oppose the counterclaims by Mr. Ferro.

A lawsuit has been filed on July 26, 2017 in the Supreme Court of the State of New York, County of New York (Index No. 655039/2017) in a case styled Sevcorp Fulton Street, LLC v. Drone USA, Inc. for an alleged breach of a Service Agreement in the amounts of $63,360.75 and $52,551.87 in connection with the lease the Company entered into for its former office space at One World Trade Center, 285 Fulton Street, New York, New York 10007. We are reviewing potential defenses to their claims and will explore settlement opportunities as well.

ITEM 1A.	RISK FACTORS

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Under the terms of the Senior Secured Revolving Credit Facility Agreement (the “Credit Facility”) with TCA Global Credit Master Fund, L.P. (“TCA”), dated September 13, 2016, we borrowed $3.5 million to acquire our wholly-owned subsidiary, Howco Distributing Co., and pay certain creditors. The initial loan was due 18 months from the date of the loan and bears interest of 18% per annum. As of June 30, 2017, we had approximately $3,613,000 in outstanding principal and interest owed to TCA. Under the terms of the Credit Facility, all amounts due under it are secured by our assets, including the assets of Howco. As a result of being in default of our payment obligations under the Credit Facility, TCA could foreclose on its security and liquidate or take possession of some or all of these assets, which would harm our business, financial condition and results of operations and could require us to curtail, or even to cease, operations.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRONE USA, INC.

Dated: August 14, 2017	By:	/s/ Michael Bannon
Chief Executive Officer / Chief Financial Officer

