Form 10-K
period 2017-09-30
Drone USA Inc.
filed 2017-12-29
CIK 1704795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2017

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _____

COMMISSION FILE NUMBER: 000-55789

DRONE USA, INC.

(Exact name of Registrant as specified in its charter)

Delaware	30-0967943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16 Hamilton Street

West Haven, CT 06516

(Address of principal executive offices)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 220-2296

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, $0.0001 PAR VALUE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed be Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming officers and directors are affiliates) was approximately $1,175,503 as of September 30, 2017, computed on the basis of the closing price on such date.

As of December 15, 2017, there were 43,460,630 shares of the registrant’s Common Stock outstanding.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements, which are identified by the words “believe,” “expect,” “anticipate,” “intend,” “plan” and similar expressions. The statements contained herein which are not based on historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, risks associated with our ability to successfully develop and protect our intellectual property, our ability to raise additional capital to fund future operations and compliance with applicable laws and changes in such laws and the administration of such laws. These risks are described below and in “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statements were made.

PART I

ITEM 1. BUSINESS

Organizational History

We were formed in Delaware on June 26, 1972 as OCR Corporation, underwent a series of name changes and businesses and on April 25, 2008 changed our name to Texas Wyoming Drilling, Inc. On January 26, 2016, we entered into an Equity Exchange Agreement (the “EEA”) whereby we acquired all of the issued and outstanding membership interests in Drone USA, LLC in exchange for 440,425,388 shares of our common stock and 250 shares of Series A preferred stock, subsequent and pursuant to our completing a 1-for-150 share reverse stock split on all issued and outstanding common stock which resulted in total issued and outstanding shares of common stock of 6,368,224 immediately prior to this issuance. In connection with the EEA, 1,253,202 shares of common stock were relinquished and an additional 44,042,539 shares of common stock were issued pursuant to a previous settlement agreement. In connection with the EEA, effective January 26, 2016, we accepted the resignation of Margaret Cadena, the former Chief Executive Officer and Board member, and Richard Kugelman, Dr. Robert Michet, and Dr. David Durkin, the remaining former officers and Board members, and appointed Michael Bannon as Chief Executive Officer, President, Chairman and Board member and Dennis Antonelos as Chief Financial Officer, Secretary, Treasurer, and Board member. Dennis Antonelos resigned as our CFO and as a member of our Board on July 10, 2017 and Michael Bannon was appointed as CFO. On May 19, 2016, we changed our name to Drone USA, Inc., we changed our ticker symbol to DRUS, and we completed a 1-for-12 share reverse stock split on all issued and outstanding common stock, with a record date of May 24, 2016, which resulted in total issued and outstanding shares of common stock of 40,841,517 on June 17, 2016 when all round lot issuances were completed.

We are currently traded on the OTCQB market under the symbol DRUS.

On June 1, 2016, we entered into an agreement with BRVANT Technologic Solutions ("BRVANT"), a company in Brazil that develops and manufactures UAV systems, embedded systems and simulators for commercial and military customers. We acquired exclusive rights to BRVANT's UAV technology and intellectual property relating to its UAV technology. As consideration for the agreement, Dr. Rodrigo Kuntz Rangel, BRVANT’s CEO, was appointed to the position of Chief Technology Officer (CTO) and issued a stock option grant for 2,000,000 shares of common stock in Drone USA. We have the option to acquire ownership of all outstanding capital stock of BRVANT for additional consideration of $1 million, but we have not made a decision to make that purchase at this time. The agreement with BRVANT provided the Company a turnkey line card of proven, advanced low-altitude UAVs to begin selling immediately.

On August 18, 2016, we entered into a Settlement Agreement with Rockwell Capital Partners, Inc. (“Rockwell”) in connection with a section 3(a)(10) transaction under the Securities Act where we issued to Rockwell a convertible note in the principal amount of $102,102.74. To limit the number of our shares that Rockwell would have to sell and thus limit the potential pressure on the trading price of our common stock, in August 2016 we issued 68,500 shares to Rockwell, of which 11,500 were a settlement fee and the balance were for repayment of $58,165 of the convertible note, and in the first quarter of fiscal 2017 issued an additional 460,200 shares for the remaining note balance as part of the Settlement Agreement for a total of 528,700 shares issued to Rockwell.

In September 2016, we entered into an agreement with the Portuguese Government (Secretaria do Mar, Ciência e Tecnologia –“SMCT”), the national aviation authority of Portugal (Navegação Aérea de Portugal – “NAV”) and Aeroportos de Portugal (airports’ management authority – “ANA”) enabling us to fly and test UAVs at the Portugese airport of Santa Maria Island, in the Azores archipelago. The agreement is for five years and will automatically renew unless written notification is provided by one of the parties within 180 days of the renewal date. We are one of five companies to have such access, and the only non-Portuguese company to have such access. We will test and develop UAVs for operations over land and sea but have not yet tested any UAVs in Portugal. We further expect to assist the Azores Regional Government over the coming years that is expected to have a growing demand for UAV technology for environmental monitoring at sea, fisheries control and scientific research, including for climate change.

In September 2016, Drone USA registered with the U.S. State Department and met the requirements of the Arms Export Control Act and International Traffic in Arms Regulations ("ITAR"). The registration allows us to apply for export, and temporary import, of product, technical data, and services related to defense articles.

On September 9, 2016, Howco became a wholly owned subsidiary of Drone USA. We acquired all of its issued and outstanding shares held by Paul Charles ("Chuck") Joy and Kathryn B. Joy, the founders and officers of Howco, for $3,500,000, a warrant for 500,000 shares of Drone USA common stock with an exercise price of $0.01 per share, and earnout consideration, the funds for which were received from the TCA loan discussed below. We paid $2,600,000 in cash and issued a note to the sellers for $900,000. Howco is a supplier of spare and replacement parts to the United States Federal Government and commercial customers worldwide with expertise in Defense Logistics Agency, TACOM, NECO and other Department of Defense acquisition groups. Howco understands the entire contract and administration management process for Federal Government contracts and supply chain logistics for its Federal Government customers as well as prime contractors with Federal Government contracts. Chuck Joy and Kathryn Joy have been retained under contract for a term of two years, a salary of $125,000 and a tiered bonus-structure that is dependent on the gross margin performance of Howco in the subsequent 12 and 24 month periods immediately following the acquisition. Prior to the acquisition, Howco reported revenues of approximately $18.78 million and $24.86 million, and net income of approximately $903,000 and $1,013,000, for the period from October 1, 2015 through September 9, 2016 and the year ended September 30, 2015, respectively. For the year ended September 30, 2017, three customers accounted for approximately 65%, 12% and 11% of Howco’s total sales. The customers are the Defense Logistics Agency-Columbus, Defense Logistics Agency-Richmond and the Defense Logistics Agency-Philadelphia, respectively. Howco’s dependence on three significant customers, all part of the Federal Government, is a risk for its ability to maintain or increase its future revenues since the loss of one or both could have significant adverse financial consequences for Howco and Drone USA.

On November 17, 2016, we entered into a sublease with ESAero for a period of two years commencing February 1, 2017, of office space and engineering design space of approximately 10,000 square feet at a monthly cost of $15,000. The sublease is at 3580 Sueldo Street, San Luis Obispo, CA 93401. We have not made any lease payments since inception of this sublease and do not intend to use this facility since it was based, in large part, on the relationship that we had with a former employee, Paulo Ferro, with whom we are now in litigation following our termination of him. We could be found to be in default of our obligations under the lease and have accrued on our financial statements all $360,000 that we would owe under the lease through its full term.

In November 2016, we demonstrated our quadcopter system for a NATO member country and have submitted a proposal for 600 Shadow quadcopter systems, priced at approximately $40,000 per system, totaling $24 million. This NATO member country plans to use the quadcopters for ISR purposes. We were not awarded the contract but were encouraged by this NATO company representatives to submit proposals for the second and third tranches of this order in 2018 and 2019, respectively, where each tranche is expected to equal or exceed the magnitude of the first tranche.

In December 2016, we reached a verbal agreement to integrate a leading camera and software application into our precision agriculture platform that we are developing for commercial release. At this time we are in the development and testing phase of the platform and camera integration. The platform is being tested on commercial farms in Brazil.

On January 7, 2017, we entered into an agreement with Ardour Capital Investments, LLC (“Ardour”) to provide advisory and capital raising services for a fee of $22,500 that was paid over three months. In addition, we will pay them for any capital investments they introduce to us that invest in us a fee of 7% of the total dollar amount raised as cash compensation and a warrant equal to 3% of the total shares issued in the transaction at an exercise price equal to 110% of the transaction market price. Ardour also will receive a cash fee of 3% of gross proceeds received from any straight debt-related transaction. In the event Ardour advises us in connection with any merger, acquisition or divestiture in whole or part of any of our assets or the acquisition of any target company and/or its assets, we will pay Ardour a cash success fee equal to 5% on the first $10,000,000 of Transaction Value (as defined in the agreement with Ardour), 4% on the next $5,000,000 of Transaction Value, 3% on the next $5,000,000 of Transaction Value and 2% on the balance of the total Transaction Value. The agreement remains in effect until written notice of termination by the Company 30 prior to the termination date.

On February 13, 2017, we entered into an agreement with Continental Advisory Services, LLC (“Continental”) to receive due diligence services with regards to securing debt financing for unspecified, potential business combinations, for an initial term of 180 days from February 17, 2017. Total fees for these services are $50,000, with $15,000 payable upon signing and the remaining $35,000 payable on May 10, 2017. In May 2017, the Company cancelled the agreement, and as of June 15, 2017 the Company has not paid the $35,000 that was due on May 10, 2017. We are contesting the remaining unpaid balance.

On February 17, 2017, we entered into an agreement with Caro Partners, LLC (“Caro”) to receive consulting services consisting of introductions to sources of financing, investor relations and public relations services, for a period of six months from February 17, 2017. In connection with the agreement, we agreed to issue 400,000 vested shares of common stock for a payment of $200 and to pay Caro consulting fees of $10,000 per month. The shares were valued on the February 17, 2017 measurement date at $0.23 per share or a total of $92,000 based on the quoted trading price which we will recognize over the six month service period. In June 2017, upon renewal of the agreement, the Company issued an additional 400,000 vested shares of common stock to this entity as payment for consulting services rendered valued at $93,160, or $0.2329 per share, based on the quoted trading price.

On March 28, 2017, we entered into an agreement with TCA Global Credit Master Fund, LP (“TCA”) to receive a range of advisory services, particularly assistance with preparation of a business plan and financing strategies, for a total of $1,200,000. If we are quoted on a listed exchange, TCA will accept a single preferred share convertible into common stock never to exceed 4.99% of the total issued and outstanding shares of our common stock. The number of shares issued will be set at 100% of the amount due up to availability and subject to a make-whole provision. We have expensed this fee and recorded this as an accrued liability – advisory fee as of March 31, 2017.

In April 2017, we demonstrated our quadcopter system for various police departments in the State of Connecticut. As a result of our marketing efforts in the state, in May 2017, we received a purchase order from a Connecticut police department for one of our Shadow quadcopters. The UAV is scheduled for delivery to the police department in February 2018.

In June 2017, we entered into an agreement with an investment bank to provide placement agent services on an exclusive basis as it relates to a private placement (“the placement”). The agreement calls for the investment bank to receive 9% of the gross proceeds of the placement and 2.5% warrant coverage of the amount of raised. The warrants shall entitle the investment bank to purchase securities of the Company at a purchase price equal to 110% of the implied price per share of the placement or 100% of the public market closing price of the Company’s common stock on the date of the placement, whichever is lower. The warrants shall have a term of five years after the closing of the placement. The agreement expired on September 30, 2017, but we have continued to rely on them for sources of capital and have paid them in accordance with the terms of the prior agreement.

On November 15, 2017, we executed a Liability Purchase Term Sheet with Livingston Asset Management (“Livingston”) under which Livingston agreed to purchase up to $10,000,000 that we owe to our creditors through direct purchase of the debts from our creditors in return for (i) a convertible note issued by the Company in the principal amount of $50,000 bearing interest of 10% per year to cover certain legal fees and other expenses of Livingston that matures in six months and is convertible into shares of our common stock at a 30% reduction off the lowest closing bid price for 20 trading days prior to the date of conversion, (ii) a convertible note subject to these same terms as the convertible note issued to Livingston payable to Scottsdale Capital Advisors in the principal amount of $15,000 as a placement agent fee and (iii) the right of Livingston to retain 30% of any negotiated reduction off the face amount of the liability we owe to such creditors. Following a court judgment for the liabilities purchased by Livingston, we will issue free trading shares of our common stock under section 3(a)(10) of the Securities Act to Livingston in the amount of such judgment in a series of tranches so that Livingston will not own more than 9.99% of our outstanding shares per tranche.

On December 6, 2017, we received a purchase order from a Fortune 500 company for 15 drones at a total purchase price of $21,979.50.

Growth Strategy

Our parent company intends to focus on primary drone sales, counter-drone technology sales, drone training and piloted licensed services.

Drone Sales

When we walk into a police station, a firehouse or a business our primary goal is to match the perfect drone or drones to that customer. To accomplish this, we have aligned with several drone manufacturers, so we can offer a whole line card of drones. We desire to be the “DroneRUS” of the drone world offering a wide variety of drones at different price points from simple surveillance drones that can fly between 20 minutes and up to one hour, follow a speeding car, avoid obstacles while chasing the speed car such as trees and buildings and re acquire the car if lost. We desire to be our customers’ one-stop shop for all their drone needs.

Counter-Drone Technology Sales

Unfortunately, we will all witness the inevitable increase of illegal drone use by drug dealers, terrorists and other unsavory people. For this reason, we have partnered with two counter-drone technology companies to offer drone detection, drone signal jamming and drone system takeover technology that will ultimately aid law enforcement, U.S. industry and our U.S. Government and state governments in combating illegal drones. The market for counter-drone technology could possibly rival the drone market in the not too distant future.

Drone Operator Training

We have partnered with DARTDrones to offer drone training throughout the continental United States. In February 2017, DARTDrones received an investment offer on Shark Tank from Mark Cuban. https://www.dartdrones.com/ When signing up for a class, our customers present the coupon “DRONEUSA15” and they will receive a 15% discount on all DARTDrones training. The in-person training includes basic flight training, aerial mapping and modeling, FAA 107 remote pilot test prep and aerial roof inspection training. The online training includes drones for beginners, aerial photography, starting a drone business, Part 107 remote pilot test prep.

Licensed Piloted Services

We understand that some police departments and businesses will not want to establish drone programs, employ FAA Part 107 pilots or own their own drones. For this reason, we provide a number of services such search and rescue, utility inspection, real estate marketing, construction, engineering and agriculture. When a service call is received, we respond immediately with a licensed pilot equipped with drones and charged batteries ready to perform the mission requested.

Acquisitions

Acquisitions also are an important pillar to our overall growth strategy, providing revenue, earnings, infrastructure and synergies. We seek opportunities with innovative and commercially proven technologies primarily in the UAV industry. We seek profitable firms that complement our overall strategy. We are currently evaluating companies worldwide.

An important element of our mergers and acquisitions strategy is to acquire companies with complementary capabilities/technologies and an established customer base in our target markets.  We believe that the customer base of each potential acquisition will present an opportunity to cross-sell solutions to the customer base of other acquired companies. We are looking to expand our public sector clients beyond what the Howco acquisition has brought us. Public sector customers provide very large multi-year contracts that we believe can provide secure revenue visibility typically for three to five years.  Based on our experience in government contracting, we have a core competency in bidding on government requests for proposals (RFPs). We are actively seeking companies that have built a backlog with various government agencies that can complement our existing contracts through Howco.

Drone USA's Products and Services

Drone USA’s strategy is to acquire, license, and/or resell UAV technology, precluding the risks, time involved, and capital required with traditional research and development. Our agreement with BRVANT provided us a turnkey line card of proven products to begin selling immediately into government and commercial markets. Currently, we sell the following products, exclusively licensed from BRVANT:

1.	Shadow: Quadcopter UAV

2.	Vespa: Fixed-wing UAV

3.	Delta-Eye: Fixed-wing UAV

4.	Cardinal: Fixed-wing UAV

5.	Pegasus: Fixed-wing UAV

6.	Cyclops: Fixed-wing UAV

7.	Hawkeye: Fixed-wing UAV

In addition, we have reseller agreements in place with the following companies that will allow us to sell the following drones:

Company: ATI

Drones: Patrolbot, Patrolbot XL and Agbot

Company: Draganfly

Drones: Commander, Guardian, X4-P

Company: Aero Surveillance

Drones: ASF15, ASF 50 ASF 300

Company: DJI

Drones: Mavic Pro Platinum,Phantom Pro +, Inspire 2, Spark

Drone's Markets

The market for commercial drones has grown significantly over the last several years and is expected to continue doing so following the release of recent rules by the FAA for commercial drone use. The FAA in its discussion of the new rules governing commercial drones stated that that the drone rules could generate more than $82 billion and create more than 100,000 jobs over the next 10 years. The Teal Group estimated that the global commercial UAV marketplace reached $387 million in 2016 and projects the market to reach $6.5 billion by 2025 with a CAGR of 32.6%.

The military has transformed into a smaller, more agile fighting force in need of a network of technologies to provide improved observation, communication and precision targeting of combat troop locations, which are often embedded in dense population centers or dispersed in remote locations. According to the Teal Group, the global military UAV marketplace reached $2.8 billion in 2016 and is expected to generate more than $9.8 billion in UAV purchases by 2025 with a CAGR of 14.4%.

The markets for our systems on a stand-alone basis and/or combined with other payloads relates to the following applications, among others:

Government Markets:

1.	International and U.S. federal, state and local governments as well as U.S. and foreign government agencies, including the U.S. Department of Defense (“DoD”), U.S. Drug Enforcement Agency (“DEA”), U.S. Homeland Security, U.S. Customs and Border Patrol, U.S. Environmental Protection Agency (“EPA”), U.S. Department of State, U.S. Federal Emergency Management Agency (“FEMA”), U.S. and state departments of transportation, penitentiaries, and police forces;

2.	Military, including U.S. Army Space and Missile Defense Agency (“SMDC”) and U.S. Air Force installations;

3.	ISR including Joint Improvised Explosive Device Defeat Organization (“JIEDDO”);

4.	Border security monitoring, including U.S. Homeland Security, to deter and detect illegal entry;

5.	Drug enforcement along U.S. borders;

6.	Monitoring environmental pollution and sampling air emissions; and

7.	Vehicle traffic monitoring, including aerial speed enforcement by state and local law enforcement agencies.

Commercial Markets:

1.	Mining

2.	Agriculture monitoring, including monitoring crop health, field monitoring to reduce costs and increase yields;

3.	Security for large events, including crowd management;

4.	Natural disaster instant infrastructure to support first responders;

5.	Oil pipeline monitoring and exploration; and

6.	Atmospheric and climate research.

7.	TV and media production mobile communications systems, expanding on-site reporting capabilities to include aerial videography and photography;

8.	Surveying, mapping and photogrammetry;

9.	Biological control for agriculture;

10.	Utilities inspection.

Market research media analysts have found that there is a widening gap between growing a UAV fleet and UAV infrastructure development, especially in such sectors as training; service, support and maintenance and data management. This gap creates a number of market opportunities for UAV vendors, both large defense contractors and small technology companies. According to UAV Market Research, military procurement of UAVs, including unmanned aircrafts and payloads, makes the Department of Defense the single largest consumer of UAV technology in the world. We believe that the U.S. Government will continue to invest in UAVs as much as needed to keep its dominance, both technologically and to demonstrate its power, in the next decades.

Given the growth and demand in this market, we believe that UAV’s will be a universal tool for government bodies and agencies, particularly focused on law enforcement. Police departments have spent hundreds of millions of dollars to buy firearms, armored cars and electronic surveillance gear, according to the annual reports submitted by local and state agencies to the Justice Department’s Equitable Sharing Program. Police and law enforcement agencies purchase an expensive mix of high-tech military products, in particular electronic surveillance equipment, for both their technological innovations for supporting their efforts to promote public and citizen confidence by demonstrating their receptiveness to new practices of upholding the law and protecting the public well-being.

Howco's Business

Howco is a premier supplier of spare and replacement parts to a wide variety of Federal Government agencies, U.S. military prime contractors and commercial customers worldwide. Founded in 1990 and located in Vancouver, Washington, Howco's services encompass bid solicitation, contract management, packaging and logistics for construction, transportation, mining and heavy equipment spare and replacement parts to customers worldwide utilizing a wide variety of supply chain solutions. Howco was the winner of the 2012 United States’ Department of Defense Logistics Agency’s Bronze Supplier Award. Howco reported revenues of approximately $24 million and $18 million, and net income of approximately $252,000 and $902,000, for the year ended September 30, 2017, and the period from October 1, 2015 through September 9, 2016, prior to our acquisition of Drone USA, respectively.

Howco's Government Services Contracts

Howco enters into various types of contracts with our customers, such as Indefinite Delivery, Indefinite Quantity (IDIQ), Cost-Plus-Fixed-Fee (CPFF) Level of Effort (LOE), Cost-Plus-Fixed-Fee (CPFF) Completion, Cost-reimbursement (CR), Firm-Fixed-Price (FFP), Fixed-Price Incentive (FPI) and Time-and-Materials (T&M). Approximately 91% of Howco’s and revenues are FFP and approximately 11% of its revenues are IDIQ.

IDIQ contracts provide for an indefinite quantity of services or stated limits of supplies for a fixed period. They are used when the customer cannot determine, above a specified minimum, the precise quantities of supplies or services that the government will require during the contract period. IDIQs help streamline the contract process and speed service delivery. IDIQ contracts are most often used for service contracts and architect-engineering services. Awards are usually for base years and option years. The customer places delivery orders (for supplies) or task orders (for services) against a basic contract for individual requirements. Minimum and maximum quantity limits are specified in the basic contract as either a number of units (for supplies) or as dollar values (for services).

CPFF LOE contracts will be issued when the scope of work is defined in general terms requiring only that the contractor devote a specified LOE for a stated time period.  A CPFF completion contract will be issued when the scope of work defines a definite goal or target which leads to an end product deliverable (e.g., a final report of research accomplishing the goal or target).

CR contracts provide for payment of allowable incurred costs, to the extent prescribed in the contract. These contracts establish an estimate of total cost for the purpose of obligating funds and establishing a ceiling that the contractor may not exceed (except at its own risk) without the approval of the contracting officer and are suitable for use only when uncertainties involved in contract performance do not permit costs to be estimated with sufficient accuracy to use any type of fixed-price contract.

FFP contract will be issued when acquiring supplies or services on the basis of definite or detailed specifications and fair and reasonable prices can be established at the outset.

FPI target delivery contract will be issued when acquiring supplies or services on the basis of reasonably definite or detailed specifications and cost can be reasonably predicted at the outset wherein the cost risk will be shared. A firm target cost, target profit, and profit adjustment formula will be negotiated to provide a fair and reasonable incentive and a ceiling that provides for the contractor to assume an appropriate share of the risk.

T&M contracts provide for acquiring supplies or services on the basis of (i) direct labor hours at specified fixed hourly rates that include wages, overhead, general and administrative expenses, and profit; and (ii) actual cost for materials. A customer may use this contract when it is not possible at the time of placing the contract to estimate accurately the extent or duration of the work or to anticipate costs with any reasonable degree of confidence.

Market Size

According to Todd Harrison, author of “Analysis of the FY 2017 Budget,” one-third of the DoD budget request, $184.4 billion, is for procurement and research, development, test, and evaluation (“RDT&E”). The U.S. Government spends a portion of this budget on the shipping of replacement parts annually.

Intellectual Property

We review each of our intellectual properties and make a determination as to the best means to protect such property, by trademark, by copyright, by patent, by trade secret, or otherwise. We believe that we have taken appropriate steps to protect our intellectual properties, based on our evaluation of the factors unique to each such property, but cannot guarantee that this is the case.

Regulatory Matters

The use of unmanned aerial vehicles for commercial purposes is governed by the Federal Aviation Administration (“FAA”). On August 29, 2016, the new FAA rules took effect for commercial use of small drones. Under the FAA rules commercial drones must be under 55 pounds and be registered with the FAA. The rules require a new "remote pilot certificate", daylight-only operations 30 minutes before official sunrise and 30 minutes after official sunset, a requirement that all flights travel at a maximum groundspeed of 100 miles per hour remain, below 400 feet or within 400 feet of a structure and yield the right of way to other aircraft. Under the FAA rules, drone pilots must be at least 16 years old or be supervised by an adult with a remote pilot certificate. The pilot must also maintain "visual line of sight" with the drone at all times, among other requirements. The new rules also require that any drone-related incident that results in at least $500 worth of damage or causes serious injury be reported to the FAA within 10 days. The new restrictions can be waived, but pilots will need to apply directly to the FAA for an exemption and/or a waiver.

Competition

Drone USA

We believe that the principal competitive factors in the markets for UAVs include product performance, features, acquisition cost, lifetime operating cost, ease of use, integration with existing equipment, size, mobility, quality, reliability, customer support, brand and reputation. We intend to acquire companies that give us a competitive advantage with our prospective government and commercial customers.

The market leaders in UAV manufacturing are mostly international and are located in tech hubs. Asia has the most UAV manufacturers currently in operation. Chinese manufacturer DJI is the market leader in the mid to high end recreational platform, followed by French based Parrot with a mid-market recreational platform, and several companies such as XAircraft American based in the United States, with low to mid-market recreational platforms. In addition, in the United States there are large defense contractors, among them Boeing, Northrup Grumman, TCOM, Raytheon, Lockheed Martin, ISL, ILC Dover, Compass Systems, Raven Aerostar and American Blimp Corporation offering military grade free flying drones to the U.S. Government. There is also potential competition from commercial grade tethered drone systems which remain tethered to the ground via a high strength armored tether, such as offered by Elistair located in Lyon, France and Cyphy Works Inc. located in Danvers, Massachusetts.

Howco

The business of supplying spare and replacement parts to Federal Government agencies, U.S. military prime contractors and commercial customers is very competitive. Among our U.S. based competitors are JGILS that supplies parts manufactured by Fairbanks Morse/Coltec and other brands, Ohio Cat that supplies Caterpillar parts, and Kampi Components and Brighton Cromwell, both of which compete with us in several brands.

Employees

We have 15 full-time employees, two of whom are with Drone USA and 13 of whom are with Howco, and two part-time employees with Howco. We have no labor union contracts and believe relations with our employees are satisfactory.

Debt Instruments

On April 1, 2016, we entered into a revolving line of credit with Key Bank. This revolving line of credit is in the amount of $50,000, and is personally guaranteed by our Chief Executive Officer ("CEO"). The loan bears interest at a fluctuating rate equal to the prime rate, currently 3.50%, plus 4.25%. As of September 30, 2017, the balance of the line of credit is approximately $49,000.

We have an $840,000 convertible note dated December 11, 2015, payable with Abatement Industries Group, Inc. (“AIG”), an entity controlled by our CEO. The Note bears interest at an annual rate of 7% with a maturity date of June 11, 2017, at which time all unpaid principal and interest is due. In June 2017, the maturity date of the note was extended to December 11, 2017. The holder of the note has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. As of September 30, 2017, the note payable has not been converted and the balance of the note is approximately $688,000, and accrued interest was approximately $78,000. The Company and AIG agreed to extend repayment of the note for six months until June 11, 2018.

We issued a convertible note dated July 1, 2016, payable to our CEO for $117,000. The note bears interest at an annual rate of 7% with a maturity rate of January 1, 2018. The holder of the note has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. As of September 30, 2017, the note payable has not been converted and the balance of the note is approximately $122,000, and accrued interest was approximately $10,700. The Company and our CEO extended this note for six months until July 2, 2018.

In connection with the acquisition of Howco on September 9, 2016, we issued a note payable to the sellers in the amount of $900,000. The note bears an interest of 5.5% and all unpaid principal and accrued interest is due on September 9, 2017. The note is in default and is accruing interest at 8% per year. The note is subordinated to the TCA loan described below. As of September 30, 2017, the note payable has a balance of approximately $900,000 with accrued interest of approximately $54,000.

Effective September 13, 2016, we entered into a senior secured credit facility agreement (the “Credit Facility” or the “Agreement”) with TCA Global Credit Master Fund L.P (“TCA”) to provide capital for the acquisition of HowCo. We can borrow up to $6,500,000, with an initial loan at closing of $3,500,000. The Credit Facility is secured by substantially all our assets and our subsidiaries and bears interest at a rate of 18%, requires monthly payments of $52,500 which is interest only starting on October 13, 2016 through February 13, 2017, and monthly payments, including interest and principal, of $298,341 starting on March 13, 2017 through maturity on March 13, 2018. Events of default are defined in the Agreement. In the event of default the note balance will bear interest at 25%. In connection with this Agreement, we are obligated to pay additional advisory fees of $850,000 payable in the form of cash or common stock in accordance with the terms of the Agreement. We were also required to reserve 7,000,000 shares of common stock related to this transaction. The reserved shares will be released upon the satisfaction of the loan. In the event TCA makes additional loans under the Agreement, we agree to pay additional advisory fees under similar terms as the $850,000 fee. Under the terms of the Credit Facility, except in limited circumstances, we are not permitted to encumber any of our assets, sell any shares of common stock or incur additional indebtedness without TCA's prior written consent. All of our assets, including the assets of Howco, are secured by the TCA credit facility, which could be sold by TCA to satisfy the debt we owe it should we not be able to repay TCA in full.

As of March 31, 2017, we issued to TCA 539,204 shares of common stock in satisfaction of the $850,000 advisory fees in accordance with the terms of the Credit Facility. Based upon the value of the shares, at the time TCA sells the shares, we may be required to redeem unsold shares for the difference between the $850,000 and TCA’s sales proceeds. Accordingly, the $850,000 has been reflected as a current liability as of September 30, 2017. Notwithstanding anything contained in the Agreement to the contrary, in the event TCA has not realized net proceeds from the sale of Advisory Fee Shares equal to at least the Advisory Fee by the earlier to occur of: (A) the twelve (12) month anniversary of the Effective Date; (B) the occurrence of an Event of Default; or (C) the Maturity Date, then at any time thereafter, TCA shall have the right, upon written notice to us, to require that we redeem all Advisory Fee Shares then in TCA’s possession for cash equal to the Advisory Fee, less any cash proceeds received by TCA from any previous sales of Advisory Fee Shares, if any. In the event such redemption notice is given by TCA, we shall redeem the then remaining Advisory Fee Shares in TCA’s possession for an amount of Dollars equal to the Advisory Fee, less any cash proceeds received by TCA from any previous sales of Advisory Fee Shares, if any, payable by wire transfer to an account designated by TCA within five (5) Business Days from the date TCA delivers such redemption notice to us. As of September 30, 2017, the note payable has not been converted and the balance of the note was $3,500,000 and accrued interest was $169,417. The Credit Facility is only convertible upon default or mutual agreement by both parties. Once a default occurs the note will be accounted for as stock settled debt at its fixed monetary value and any shares issued upon conversion are also subject to a make whole provision similar to that described above for the $850,000. On March 13, 2017, we defaulted on the monthly principal and interest payment of $298,341. On April 13, 2017, the Company received a default notice from the lender and was given a 10-day period to cure the default. The note became convertible and the interest rate increased to 25% (default rate) upon expiration of the default cure period, as the default was not cured. From March to December 2017, the Company has not made the required monthly contracted payments. We have been in discussions with TCA and TCA has agreed informally to work with us to achieve our business plan as long as we are continuing to make progress in that regard.

In June 2016, we opened a credit card account with American Express Bank. Payment of the entire balance is due monthly upon receipt of the statement. The card has been cancelled and as of September 30, 2017 has a current unpaid balance of approximately $191,000. We have established a payment plan in December 2017 with American Express to retire this debt obligation.

On August 18, 2016, we entered into a Settlement Agreement with Rockwell Capital Partners, Inc. (“Rockwell”) in connection with a section 3(a)(10) transaction under the Securities Act where we issued to Rockwell a convertible note in the principal amount of $102,102.74. To limit the number of our shares that Rockwell would have to sell and thus limit the potential pressure on the trading price of our common stock in August 2016 we issued 68,500 shares of our common stock to Rockwell, of which 11,500 were a settlement fee and the balance were for payment of $58,105 of the convertible note, and in the first quarter of fiscal 2017 issued an additional 460,200 shares for the remaining balance of the note as part of the Settlement Agreement for a total of 528,700 shares issued to Rockwell.

In October 2016, we opened a revolving credit card account with Capital One Financial Corporation. The credit card has a limit of $5,000. As of September 30, 2017, the credit card is active and the balance of the credit card was approximately $1,800.

In November 2016, we opened a credit card account with Bank of America. Payment of the entire balance is due monthly upon receipt of the statement. The credit card has a limit of $100,000 and as of September 30, 2017, the credit card is active, and the balance was approximately $36,000.

On October 5, 2017, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) under which the Company received approximately $78,500 net of $21,500 of fees and expenses in return for issuing a convertible promissory note (the “Note”) in the principal amount of $100,000. Power Up received a right of first refusal for the first nine months from the date of the Note to provide any debt or equity financing less than $150,000. The Note bears interest at 10% per annum and has a maturity date of July 15, 2018. The Note may be prepaid at a premium ranging from 112% to 137% depending on the length of time following the date of the Note. The Note is convertible after 180 days into shares of the Company’s common stock at a discount of 35% of the average of the two lowest closing bid prices of Drone USA’s common stock 15 days prior to the date of conversion and the maximum number of shares issued to Power Up may not exceed 4.99% of the issued and outstanding shares of the Company’s common stock. The Note is subject to customary default provisions, including a cross default provision. The Company’s CEO entered into a confession of judgment in the principal amount of the Note.

On November 9, 2017, the Company, received a first tranche payment of $75,500, net of original issue discount of $10,500 and issue costs of $19,000, under the terms of a Securities Purchase Agreement dated October 25, 2017, with Crown Bridge Partners, LLC (“Crown Bridge”) under which the Company issued to Crown Bridge a convertible note in the principal amount of $315,000 and a warrant as a commitment fee for that number of shares of the Company’s common stock equal to the product of on-third of the face value of each tranche divided by $0.35. The convertible note (the “Crown Bridge Note”) issued to Crown Bridge is in the principal amount of $315,000, has an original issue discount of $31,500, bears interest of 12% per annum, has a maturity date of 12 months from the date of each tranche of payments under the Crown Bridge Note with future tranches being at the discretion of Crown Bridge, the conversion rate for any conversion of unpaid principal and interest under the Crown Bridge Note is at a 35% discount to the lowest market price of the shares of the Company’s common stock within a 20 day trading period prior to the date of conversion subject to certain exceptions under the terms of the Crown Bridge Note.

On November 15, 2017, we executed a Liability Purchase Term Sheet with Livingston Asset Management (“Livingston”) under which Livingston agreed to purchase up to $10,000,000 that we owe to our creditors through direct purchase of the debts from our creditors in return for (i) a convertible note issued by the Company in the principal amount of $50,000 bearing interest of 10% per year to cover certain legal fees and other expenses of Livingston that matures in six months and is convertible into shares of our common stock at a 30% reduction off the lowest closing bid price for 20 trading days prior to the date of conversion, (ii) a convertible note subject to the same terms as the convertible note issued to Livingston payable to Scottsdale Capital Advisors in the principal amount of $15,000 as a placement agent fee.

On November 28, 2017, the Company received a payment of $84,000, net of issue costs of $23,500, under the terms of a Securities Purchase Agreement dated November 20, 2017, with Labrys Fund, LP (“Labrys”) under which the Company issued to Labrys (i) a convertible note (the “Labrys Note”) in the principal amount of $107,500 that bears interest of 10% per annum and (ii) 335,938 shares of the Company’s common stock as a commitment fee which will be returned to the Company in the event that it pays all unpaid principal and interest under the Labrys Note within 180 days of November 20, 2017. The Labrys Note has a maturity date of nine months and a conversion rate for any unpaid principal and interest at a 35% discount to the market price subject to certain exceptions set forth under the terms of the Labrys Note.

On December 7, 2017, the Company received a payment of $79,000, net of original issue discount of $5,800 and issue costs of $20,200, under the terms of a Securities Purchase Agreement dated November 21, 2017, with EMA Financial, LLC (“EMA Financial”) under which the Company issued to EMA Financial a convertible note (the “EMA Note”) in the principal amount of $105,000 that bears interest of 10% per annum. The EMA Note has a maturity date of 12 months and a conversion rate for any unpaid principal and interest and a conversion price which is the lower of (i) the closing sales price of the Company’s common stock on the trading day immediately preceding the date of funding and (ii) a 35% discount to (a) the lowest sales price of the shares of the Company’s common stock within a 20 day trading period including and immediately preceding the conversion date or (b) the lowest bid price on the conversion date, whichever is lower.

On December 13, 2017, we received a payment of $63,000, net of an original issue discount of $7,500 and issue costs of $12,000, under the terms of a Securities Purchase Agreement dated December 8, 2017, with Morningview Financial, LLC (“Morningview Financial”) under which we issued to Morningview Financial a convertible note (the “Note”) in the principal amount of $82,500 that bears interest of 12% per annum. The Note has a maturity date of 12 months and a conversion rate for any unpaid principal and interest and a conversion price which is a 35% discount to the lowest sales price of our shares of common stock within a 20-day trading period including and immediately preceding the conversion date. The conversion rate is further reduced under certain events, including if the closing sales price is less than $0.05 in which case the conversion rate is a 45% discount under the terms set forth above. No shares of our common stock can be issued to the extent Morningview Financial would own more than 4.99% of our outstanding shares of common stock. We also are required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion or adjustment of the Note (based on the conversion price of the Note in effect from time to time). The Note is subject to customary default provisions and also includes a cross-default provision as well as default being triggered if our Trading Price as that term is defined in the Note is less than $.0001 or if a money judgment, writ or similar process shall be entered or filed against us or any of its subsidiaries for more than $50,000, and shall remain unvacated, unbonded or unstayed for a period of 20 days unless otherwise consented to by the holder of the Note. We are entitled to prepay the Note between the issue date until 180 days from its issuance at a premium of 135% of the unpaid principal and interest.

Emerging Growth Company

We are and we will remain an "emerging growth company" as defined under The Jumpstart Our Business Startups Act (the “JOBS Act”), until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a "large accelerated filer" (with at least $700 million in public float) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

As an "emerging growth company", we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

• only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis” disclosure;

• reduced disclosure about our executive compensation arrangements;

• no requirement that we hold non-binding advisory votes on executive compensation or golden parachute arrangements; and

• exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We have taken advantage of some of these reduced burdens, and thus the information we provide stockholders may be different from what you might receive from other public companies in which you hold shares.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time as we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”.  Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act (“SOX”) requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being k]=required to provide two years of audited financial statements in annual reports.

Item 1A. Risk Factors.

RISKS RELATING TO OUR DRONE BUSINESS AND OUR INDUSTRY

We have an extremely limited operating history.

With respect to the manufacturing and sale of drones, we are currently a start-up company without any current material sales of our drone products.  There is no historical basis to make judgments on the capabilities associated with our enterprise, management and/or employee’s ability to produce a commercial drone product leading to a profitable company beyond what we have acquired through our purchase of Howco which is in the business of spare parts and replacement parts.

We will need to raise additional capital.

Given the limited revenues from sales of our drone products to date, we expect that Drone USA will need to obtain additional operating capital either through equity offerings, debt offerings or a combination thereof, in the future.  In addition, if, in the future, we are not capable of generating sufficient revenues from operations and its capital resources are insufficient to meet future requirements, we may have to raise funds to allow us to continue to commercialize, market and sell our products.  We presently have no committed sources of funding and we have not entered into any agreements or arrangements with respect to our fundraising efforts.  We cannot be certain that funding will be available on acceptable terms or at all.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct business.  If we are unable to raise additional capital if required or on acceptable terms, we may have to significantly scale back, delay or discontinue the development and/or commercialization of our drone products, restrict our operations or obtain funds by entering into agreements on unattractive terms.

Our financial status raises doubt about our ability to continue as a going concern.

Our cash and cash equivalents were $152,492 at September 30, 2017. For the year ended September 30, 2017, we have incurred net losses of approximately $ $7,826,933 and used cash in operations of approximately $478,769. Our working capital deficit, stockholders' deficit and accumulated deficit was $10,360,702, $6,410,086, and $13,856,425, respectively, at September 30, 2017, respectively. Furthermore, on April 13, 2017, we received a default notice on our payment obligations under the senior secured credit facility agreement with TCA, defaulted on our note payable – Seller in September 2017 and as of September 30, 2017, we are subject to two lawsuits and have received several demands for payment of past due amounts for services from several consultants and service providers. These matters raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of our consolidated financial statements included elsewhere in this Form 10-K. Our ability to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. We plan to implement cost-cutting measures, raise equity through a private placement, restructure or repay our secured obligations and structure payment plans, if necessary, with vendors and service providers who are owed money. The accompanying consolidated financial statements elsewhere in this Form 10-K do not include any adjustments that might be required should we be unable to continue as a going concern. We continue to incur significant operating losses, and management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop and market our products. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to market our drone technology, continue with sales of equipment spare and replacement parts to the U.S. Government and commercial customers and raise additional capital.

Management believes that we have access to capital resources through possible public or private equity offerings, exchange offers, debt financings, corporate collaborations or other means. In addition, we continue to explore opportunities to strategically monetize our technology and our services, although there can be no assurance that we will be successful with such plans. We have historically been able to raise capital through equity and debt offerings, although no assurance can be provided that we will continue to be successful in the future. If we are unable to raise sufficient capital through 2018 or otherwise, we may be required to severely curtail, or even to cease, our operations.

Most of our management has limited experience in the drone industry

With the exception of our CTO, our management has limited experience in aerospace, aviation and unmanned aerial systems manufacturing sectors. While our management has considerable general management experience, some have specialized knowledge and abilities in the unmanned aerial industry, but none of the managers have experience managing a business that manufacturers and markets aircrafts. The management will rely on contracted individuals with the specified skills, qualifications and knowledge related to aircraft manufacturing and marketing, without impacting the overall budget for compensation.

Potential product liabilities may harm our operating results.

As a manufacturer of a UAV products, and with aircrafts and aviation sector companies being scrutinized heavily, we may be subject to FAA mandates and/or regulations, which could result in potential law suits. Defects in our product may lead to life, health and property risks.  Currently, the unmanned aerial systems industry lacks a formative insurance market.  It is possible that our operations could be adversely affected by the costs and disruptions of responding to such liabilities even if insurance against liabilities is available.

If our proposed marketing efforts are unsuccessful we may not earn enough revenue to become profitable.

Our success will depend on investment in marketing resources and the successful implementation of our marketing plan.  Our marketing plan may include attendance at trade shows and making private demonstrations, advertising and promotional materials and advertising campaigns in print and/or broadcast media.  We cannot give any assurance that our marketing efforts will be successful.  If they are not, revenue may not be sufficient to cover our fixed costs and we may not become profitable.

We may be unable to respond to rapid technology changes and innovative products.

In a constantly changing and innovative technology market with frequent new product introductions, enhancement and modifications, we may be forced to implement and develop new technologies into our products for anticipation of changing customer requirements that may significantly impact costs in order to retain or enhance our competitive position in existing and new markets.

There is intense competition in our market.

The aerospace and aviation markets are very saturated and intensely competitive. By entering this sector, our management is aware that failure to compete with direct market leading companies and new entrants will affect overall business and the product. Therefore, the faster innovative applications and technologies are implemented to the developed product, the better the pricing and commercial business strategies management will be able to offer to businesses purchasing drones. Competitive factors in this market are all related to product performance, price, customer service, training platforms, reputation, sales and marketing effectiveness.

Future acquisitions may be unsuccessful and may negatively affect operations and financial condition.

The integration of businesses, personnel, product lines and technologies can be difficult, time consuming and subject to significant risks. Any difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and decrease our revenue.

We may be unable to protect our intellectual property.

Our ability to protect our proprietary technology and operate without infringing the rights of others will allow our UAV business to compete successfully and achieve future revenue growth. If we are unable to protect our proprietary technology or infringe upon the rights of others, it could negatively impact our operating results.

We will be reliant on information systems, electronic communication systems, and internal and external data and applications.

Business operations and manufacturing are dependent on computer hardware, software and communication systems. Information systems are vulnerable and are subject to failures that could create internal or external events that will affect our business and operations. Management is mindful of these risks since we have developed a strategy by adopting third party information technology and system practices. Any breach of security could disrupt our overall UAV business and result in various effects in operations and efficiency. UAVs could encounter increased overhead costs, loss of important information and data, which may also hinder our reputation.

If we lose our key personnel or are unable to hire additional personnel, we will have trouble growing our business.

We depend to a large extent on the abilities of our key management.  The loss of any key employee or our inability to attract or retain other qualified employees could seriously impair our results of operations and financial condition.

Our future success depends on our ability to attract, retain and motivate highly skilled technical, marketing, management, accounting and administrative personnel.  We plan to hire additional personnel in all areas of our business as we grow. Competition for qualified personnel is intense.  As a result, we may be unable to attract and retain qualified personnel.  We may also be unable to retain the employees that we currently employ or to attract additional technical personnel.  The failure to retain and attract the necessary personnel could seriously harm our business, financial condition and results of operations.

Because our executive officers collectively own a majority of our outstanding shares, they can elect our directors without regard to other stockholders’ votes.

Our CEO, Michael Bannon, has majority voting control through his ownership of 250 shares of Series A preferred stock.  As a result, he may elect all of our directors, who in turn elect all executive officers, without regard to the votes of other stockholders.  The voting control of Mr. Bannon gives him the ability to authorize change-in-control transactions, amendments to our certificate of incorporation and other matters that may not be in the best interests of our minority stockholders.  In this regard, Mr. Bannon has absolute control over our management and affairs.

We face a higher risk of failure because we cannot accurately forecast our future revenues and operating results.

The rapidly changing nature of the markets in which we compete makes it difficult to accurately forecast our revenues and operating results.  Furthermore, we expect our revenues and operating results to fluctuate in the future due to a number of factors, including the following:

•	the timing of sales of our UAV products;

•	unexpected delays in introducing new UAV products;

•	increased expenses, whether related to sales and marketing, or administration;

•	costs related to anticipated acquisitions of businesses.

Our UAV products may suffer defects.

Products may suffer defects that may lead to substantial product liability, damage or warranty claims. Given our complex platforms and systems within our product, errors and defects may be related to flight and/or communications. Such an event could result in significant expenses arising from product liability and warranty claims, and reduce sales, which could have a material adverse effect on business, financial condition and results of operations.

Our products are subject to FAA regulations.

Compliance with the new FAA regulations by businesses interested in using UAVs may negatively affect commercial usage of our UAVs, which will adversely affect our operations and overall sales.

Since we intend to pursue acquisitions, investments or other strategic relationships or alliances, this will consume significant resources, may be unsuccessful and could dilute holders of our common stock.

Acquisitions, investments and other strategic relationships and alliances, if pursued, may involve significant cash expenditures, debt incurrence, operating losses, and expenses that could have a material adverse effect on our financial condition and operating results. Acquisitions involve numerous other risks, including:

• Diversion of management time and attention from daily operations;

• Difficulties integrating acquired businesses, technologies and personnel into our business;

• Inability to obtain required regulatory approvals and/or required financing on favorable terms;

• Entry into new markets in which we have little previous experience;

• Prior approval of any acquisition by TCA;

• Potential loss of our key employees, key contractual relationships or key customers of acquired companies; and

• Assumption of the liabilities and exposure to unforeseen liabilities of acquired companies.

If these types of transactions are pursued, it may be difficult for us to complete these transactions quickly and to integrate these acquired operations efficiently into its current business operations. Any acquisitions, investments or other strategic relationships and alliances by us may ultimately harm our business and financial condition. In addition, future acquisitions may not be as successful as originally anticipated and may result in impairment charges.

We may be required to record a significant charge to earnings as we are required to reassess our goodwill or other intangible assets arising from acquisitions.

We are required under U.S. GAAP to review our intangible assets, including goodwill for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment annually or more frequently if facts and circumstances warrant a review. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization and slower or declining growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined.

Our products may be subject to export regulations; government agencies may require terms that are disadvantageous to our business.

Our business model contemplates working with law enforcement and possibly military agencies.  Because we may sell our products to these customers, we may need to register with the U.S. Department of State under its International Trafficking in Arms Regulations (ITAR). If we choose to sell our products overseas, we may be required to obtain a license form the State Department or face substantial fines or, in an extreme case, a shutdown of our business. Additionally, government agencies typically require provisions in their contracts that allow them to terminate agreements or change purchasing terms in their discretion without notice. Such contractual provisions, if exercised by our customers in the future, could have a material adverse effect on our cash flow and business performance.

Risks Related to Consolidated Operations

Since we have recently acquired Howco, it is difficult for potential investors to evaluate our future consolidated business.

We completed the Howco acquisition on September 9, 2016. Therefore, our limited combined operating history makes it difficult for potential investors to evaluate our business or prospective operations and your purchase of our securities. Therefore, we are subject to the risks inherent in the financing, expenditures, complications and delays inherent in a newly combined business. These risks are described below under the risk factor titled “Any future acquisitions that we may make could disrupt our business, cause dilution to our stockholders and harm our business, financial condition or operating results.” In addition, while the former Howco shareholders have indemnified us from any undisclosed liabilities, there may not be adequate resources to cover such indemnity. Furthermore, there are risks that Howco's vendors, suppliers and customers may not renew their relationships for which there is no indemnification. Accordingly, our business and success face risks from uncertainties faced by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

Failure to manage or protect growth may be detrimental to our business because our infrastructure may not be adequate for expansion

The Howco acquisition requires a substantial expansion of our systems, workforce and facilities. We may fail to adequately manage our anticipated future growth. The substantial growth in our operations as a result of the Howco and planned acquisitions is expected to place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. Howco’s growth strategy includes broadening its service and product offerings, implementing an aggressive marketing plan and employing leading technologies. There can be no assurance that our systems, procedures and controls will be adequate to support our operations as they expand. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems.

To the extent we acquire other businesses, we will also need to integrate and assimilate new operations, technologies and personnel. The integration of new personnel will continue to result in some disruption to ongoing operations. The ability to effectively manage growth in a rapidly evolving market requires effective planning and management processes. We will need to continue to improve operational, financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force. There can be no assurance that we would be able to accomplish such an expansion on a timely basis. If we are unable to affect any required expansion and is unable to perform its contracts on a timely and satisfactory basis, its reputation and eligibility to secure additional contracts in the future could be damaged. The failure to perform could also result in a contract terminations and significant liability. Any such result would adversely affect our business and financial condition.

We will need to increase the size of our organization, and we may experience difficulties in managing growth, which would hurt our financial performance.

In addition to employees hired from Howco and any other companies which we may acquire, we will need to expand our employee infrastructure for managerial, operational, financial and other resources at the parent company level. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

In order to manage our future growth, we will need to continue to improve our management, operational and financial controls and our reporting systems and procedures. All of these measures will require significant expenditures and will demand the attention of management. If we do not continue to enhance our management personnel and our operational and financial systems and controls in response to growth in our business, we could experience operating inefficiencies that could impair our competitive position and could increase our costs more than we had planned. If we are unable to manage growth effectively, our business, financial condition and operating results could be adversely affected.

Our business depends on experienced and skilled personnel, and if we are unable to attract and integrate skilled personnel, it will be more difficult for us to manage our business and complete contracts.

The success of our business depends on the skill of our personnel. Accordingly, it is critical that we maintain, and continue to build, a highly experienced management team and specialized workforce, including sales professionals. Competition for personnel, particularly those with expertise in government consulting and a security clearance is high, and identifying candidates with the appropriate qualifications can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy given our anticipated hiring needs, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. In addition, our ability to recruit, hire and indirectly deploy former employees of the U.S. Government is subject to complex laws and regulations, which may serve as an impediment to our ability to attract such former employees.

Our business is labor intensive and our success depends on our ability to attract, retain, train and motivate highly skilled employees, including employees who may become part of our organization in connection with our acquisitions. The increase in demand for consulting, technology integration and managed services has further increased the need for employees with specialized skills or significant experience in these areas. Our ability to expand our operations will be highly dependent on our ability to attract a sufficient number of highly skilled employees and to retain our employees and the employees of companies that we have acquired. We may not be successful in attracting and retaining enough employees to achieve our desired expansion or staffing plans. Furthermore, the industry turnover rates for these types of employees are high and we may not be successful in retaining, training or motivating our employees. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to accept new client engagements. Such inability may also force us to increase our hiring of independent contractors, which may increase our costs and reduce our profitability on client engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce. Our future success will depend on our ability to manage the levels and related costs of our workforce.

In the event we are unable to attract, hire and retain the requisite personnel and subcontractors, we may experience delays in completing contracts in accordance with project schedules and budgets, which may have an adverse effect on our financial results, harm our reputation and cause us to curtail our pursuit of new contracts. Further, any increase in demand for personnel may result in higher costs, causing us to exceed the budget on a contract, which in turn may have an adverse effect on our business, financial condition and operating results and harm our relationships with our customers.

We expect to expand our business, in part, through future acquisitions, but we may not be able to complete the pending acquisition or identify or complete suitable acquisitions, which could harm our financial performance.

Acquisitions are a significant part of our growth strategy.l,m We continually review, evaluate and consider potential investments and acquisitions. In such evaluations, we are required to make difficult judgments regarding the value of business opportunities and the risks and cost of potential liabilities. We plan to use acquisitions of companies or technologies to expand our project skill-sets and capabilities, expand our geographic markets, add experienced management and increase our product and service offerings. Although we have identified several acquisition considerations, we may be unable to implement our growth strategy if we cannot reach agreement with acquisition targets on acceptable terms or arrange required financing for acquisitions on acceptable terms. In addition, the time and effort involved in attempting to identify acquisition candidates and consummate acquisitions may divert members of our management from the operations of our company.

Any future acquisitions that we may make could disrupt our business, cause dilution to our stockholders and harm our business, financial condition or operating results.

If we are successful in consummating acquisitions, those acquisitions could subject us to a number of risks, including, but not limited to:

•the purchase price we pay and/or unanticipated costs could significantly deplete our cash reserves or result in dilution to our existing stockholders;

•we may find that the acquired company or technologies do not improve market position as planned;

•we may have difficulty integrating the operations and personnel of the acquired company, as the combined operations will place significant demands on the Company’s management, technical, financial and other resources;

•key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;

•we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;

•we may assume or be held liable for risks and liabilities (including environmental-related costs) as a result of our acquisitions, some of which we may not be able to discover during our due diligence or adequately adjust for in our acquisition arrangements;

•our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

•we may incur one-time write-offs or restructuring charges in connection with the acquisition;

•we may acquire goodwill and other intangible assets that are subject to amortization or impairment tests, which could result in future charges to earnings; and

•we may not be able to realize the cost savings or other financial benefits we anticipated.

We cannot assure you that we will successfully integrate Howco or profitably manage any other acquired business. In addition, we cannot assure you that, following any acquisition, our continued business will achieve sales levels, profitability, efficiencies or synergies that justify acquisition or that the acquisition will result in increased earnings for us in any future period. These factors could have a material adverse effect on our business, financial condition and operating results.

Insurance and contractual protections may not always cover lost revenue, increased expenses or liquidated damages payments, which could adversely affect our financial results.

Although we maintain insurance and intend to obtain warranties from suppliers, obligate subcontractors to meet certain performance levels and attempt, where feasible, to pass risks we cannot control to our customers, the proceeds of such insurance, warranties, performance guarantees or risk sharing arrangements may not be adequate to cover lost revenue, increased expenses or liquidated damages payments that may be required in the future.

If we are unable to comply with certain financial and operating restrictions in our credit facilities, we may be limited in our business activities and access to credit or may default under our credit facilities

Pursuant to our existing Credit Agreement with TCA, all of our assets, including the assets of Howco, are secured with our senior lender. Provisions in the Credit Agreement and debt instruments impose restrictions or require prior approval on our and certain of our subsidiaries’ ability to, among other things:

● incur additional debt;

● pay cash dividends and make distributions;

● make certain investments and acquisitions;

● guarantee the indebtedness of others or our subsidiaries;

● redeem or repurchase capital stock;

● create liens or encumbrances;

● enter into transactions with affiliates;

● engage in new lines of business;

● sell, lease or transfer certain parts of our business or property;

● restrictions on incurring obligations for capital expenditures;

● issue additional capital stock of the Company or any subsidiary of the Company;

● acquire new companies and merge or consolidate.

These agreements also contain other customary covenants, including covenants that require us to meet specified financial ratios and financial tests. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default and cause us to be unable to borrow under our credit facilities and debt instruments. In addition to preventing additional borrowings under these agreements, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under these agreements, which would require us to pay all amounts outstanding. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all. Our failure to repay our bank indebtedness would result in the bank foreclosing on all or a portion of our assets and force us to curtail our operations.

Our obligations to our senior secured lender, TCA, are secured by a security interest in substantially all of our assets, so if we default on those obligations, TCA could foreclose on, liquidate and/or take possession of our assets. If that were to happen, we could be forced to curtail, or even to cease, our operations.

Under the Credit Facility, effective September13, 2016, with TCA Global Credit Master Fund, L.P. (“TCA”), we borrowed $3.5 million to acquire Howco and pay certain creditors. The initial loan was due 18 months from the date of the loan and bears interest of 18% per annum and a default interest rate of 25% per annum. As of September 30, 2017, we had approximately $3,669,417 in outstanding principal and interest owed to TCA. Under the terms of the Credit Facility, all amounts due under it are secured by our assets, including the assets of Howco. As a result of being in default of our payment obligations under the Credit Facility, TCA could foreclose on its security interest and liquidate or take possession of some or all of these assets, which would harm our business, financial condition and results of operations and could require us to curtail, or even to cease, operations.

TCA has certain rights upon an event of default under its Credit Facility that could harm our business, financial condition and results of operations and could require us to curtail or cease our operations.

In light of being in default under our payment obligations to TCA, it has certain rights under the Credit Facility to protect its financial position, including an increase in the interest rate on any amounts in default under the terms of the Credit Facility, the right to accelerate the payment of any outstanding loans made pursuant to the Credit Facility and the right to foreclose on our assets, among other rights. The Credit Facility includes in its definition of an event of default, among other occurrences, the failure to pay any principal or interest when due, our termination, winding up, liquidation or dissolution, a change of control, a material adverse change in our financial condition and the filing of any lien not bonded, vacated or dismissed within 60 days of its filing. The exercise of any of these rights upon an event of default could substantially harm our financial condition and force us to curtail, or even to cease, our operations.

We may be subject to damages resulting from claims that the Company or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Upon completion of any acquisitions by the Company, we may be subject to claims that our acquired companies and their employees may have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers or competitors. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain products, which could severely harm our business.

The loss of our Chief Executive Offer or other key personnel may adversely affect our operations.

The Company’s success depends to a significant extent upon the operation, experience, and continued services of certain of its officers, including our CEO, as well as other key personnel. While our CEO and the executive officers of Howco are all employed under employment contracts, there is no assurance we will be able to retain their services. The loss of our CEO or several of the other key personnel could have an adverse effect on the Company. If a CEO or other executive officers were to leave we would face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any successor obtains the necessary training and experience. In addition, our CEO, CFO and other key personnel do not have prior experience in SEC reporting obligations. Furthermore, we do not maintain “key person” life insurance on the lives of any executive officer and their death or incapacity would have a material adverse effect on us. The competition for qualified personnel is intense, and the loss of services of certain key personnel could adversely affect our business.

Internal system or service failures could disrupt our business and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our revenues and profitability.

Any system or service disruptions, including those caused by ongoing projects to improve our information technology systems and the delivery of services, if not anticipated and appropriately mitigated, could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. We are also subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, cyber security threats, natural disasters, power shortages, terrorist attacks or other events, which could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our future results could be adversely affected.

Our financial performance could be adversely affected by decreases in spending on technology products and services by our public sector customers.

Our sales to our public sector customers are impacted by government spending policies, budget priorities and revenue levels. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for approximately 95% of Howco's net sales. An adverse change in government spending policies (including budget cuts at the federal level resulting from sequestration), budget priorities or revenue levels could cause our public sector customers to reduce their purchases or to terminate or not renew their contracts with us, which could adversely affect our business, results of operations or cash flows.

Our business could be adversely affected by the loss of certain vendor partner relationships and the availability of their products.

We purchase products for resale from vendor partners, which include OEMs and wholesale distributors. We are authorized by vendor partners to sell all or some of their products via direct marketing activities. Our authorization with each vendor partner is subject to specific terms and conditions regarding such things as sales channel restrictions, product return privileges, price protection policies and purchase discounts. In the event we were to lose one of our significant vendor partners, our business could be adversely affected.

We expect to enter into joint ventures, teaming and other arrangements, and these activities involve risks and uncertainties.

We expect to enter into joint ventures, teaming and other arrangements. These activities involve risks and uncertainties, including the risk of the joint venture or applicable entity failing to satisfy its obligations, which may result in certain liabilities to us for guarantees and other commitments, the challenges in achieving strategic objectives and expected benefits of the business arrangement, the risk of conflicts arising between us and our partners and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements.

Our business and operations expose us to numerous legal and regulatory requirements and any violation of these requirements could harm our business.

We are subject to numerous federal, state and foreign legal requirements on matters as diverse as data privacy and protection, employment and labor relations, immigration, taxation, anticorruption, import/export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition. Compliance with diverse and changing legal requirements is costly, time-consuming and requires significant resources. We are also focused on expanding our business in certain identified growth areas, such as health information technology, energy and environment, which are highly regulated and may expose us to increased compliance risk. Violations of one or more of these diverse legal requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations.

If we do not adequately protect our intellectual property rights, we may experience a loss of revenue and our operations may be materially harmed.

We have not registered any patents or copyrights for any of the intellectual property we have acquired or developed. We rely upon confidentiality agreements signed by our employees, consultants and third parties to protect our intellectual property. We cannot assure you that we can adequately protect our intellectual property or successfully prosecute potential infringement of our intellectual property rights. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. Our failure to protect our intellectual property rights may result in a loss of revenue and could materially adversely affect our operations and financial condition.

Risks Relating to Howco’s Business and Industry

We depend on the U.S. Government for a substantial portion of our business and changes in government defense spending could have adverse consequences on our financial position, results of operations and business.

Approximately 98% of our U.S. revenues from Howco's operations have been from and will continue to be from sales and services rendered directly or indirectly to the U.S. Government. Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government programs, primarily defense-related programs with the Department of Defense (DoD), as well as a broad range of programs with the Department of Homeland Security, the intelligence community and other departments and agencies. Cost cutting including through consolidation and elimination of duplicative organizations and insurance has become a major initiative for DoD. The funding of our programs is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions. The overall level of U.S. defense spending increased in recent years for numerous reasons, including increases in funding of operations in Iraq and Afghanistan. However, with the winding down of both wars, defense spending levels are becoming increasingly difficult to predict and are expected to be affected by numerous factors. Such factors include priorities of the Administration and the Congress, and the overall health of the U.S. and world economies and the state of governmental finances.

The Budget Control Act of 2011 enacted 10-year discretionary spending caps which are expected to generate over $1 trillion in savings for the U.S. Government, a substantial portion of which comes from DoD baseline spending reductions. In addition, the Budget Control Act of 2011 provides for additional automatic spending cuts (referred to as “sequestration”) totaling $1.2 trillion over nine years. These reduction targets will further reduce DoD and other federal agency budgets. Although the Office of Management and Budget has provided guidance to agencies on implementing sequestration cuts, there remains much uncertainty about how exactly sequestration cuts will be implemented and the impact those cuts will have on contractors supporting the government. Given the potential impasse over raising the debt ceiling, we are not able to predict them impact of budget cuts, including sequestration, on our company or our financial results. However, we expect that budgetary constraints and concerns related to the national debt will continue to place downward pressure on DoD spending levels and that implementation of the automatic spending cuts without change will reduce, delay or cancel funding for certain of our contracts - particularly those with unobligated balances - and programs and could adversely impact our operations, financial results and growth prospects.

Significant reduction in defense spending could have long-term consequences for our size and structure. In addition, reduction in government priorities and requirements could impact the funding, or the timing of funding, of our programs, which could negatively impact our results of operations and financial condition. In addition, we are involved in U.S. Government programs, which are classified by the U.S. Government and our ability to discuss these programs, including any risks and disputes and claims associated with and our performance under such programs, could be limited due to applicable security restrictions.

The U.S. Government Systems spare parts business is intensely competitive and we may not be able to win government bids when competing against much larger companies, which could reduce our revenues and profitability.

Large spare parts contracts awarded by the U.S. Government are few in number and are awarded through a formal competitive bidding process, including indefinite delivery/indefinite quantity ("IDIQ"), GSA Schedule and other multi-award contracts. Bids are awarded on the basis of price, compliance with technical bidding specifications, technical expertise and, in some cases, demonstrated management ability to perform the contract. There can be no assurance that the Company will win and/or fulfill additional contracts. Moreover, the award of these contracts is subject to protest procedures and there can be no assurance that the Company will prevail in any ensuing legal protest. Howco’s failure to secure a significant dollar volume of U.S. Government contracts in the future would adversely affect us.

The U.S. Government spare parts business is intensely competitive and subject to rapid change. Many of the existing and potential competitors have greater financial, operating and technological resources than Howco. The competitive environment may require us to make changes in our pricing, services or marketing. The competitive bidding process involves substantial costs and a number of risks, including significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, or that may be awarded, but for which we do not receive meaningful revenues. Accordingly, our success depends on our ability to develop services and products that address changing needs and to provide people and technology needed to deliver these services and products. To remain competitive, we must consistently provide superior service, technology and performance on a cost-effective basis to our customers. Our response to competition could cause us to expend significant financial and other resources, disrupt our operations, strain relationships with partners, any of which could harm our business and/or financial condition.

Our financial performance is dependent on our ability to perform on our U.S. Government contracts, which are subject to termination for convenience, which could harm our financial performance.

Our financial performance is dependent on our performance under our U.S. Government contracts. Government customers have the right to cancel any contract for its convenience. An unanticipated termination of, or reduced purchases under, one of the Company’s major contracts whether due to lack of funding, for convenience or otherwise, or the occurrence of delays, cost overruns and product failures could adversely impact our results of operations and financial condition. If one of our contracts were terminated for convenience, we would generally be entitled to payments for our allowable costs and would receive some allowance for profit on the work performed. If one of our contracts were terminated for default, we would generally be entitled to payments for our work that has been accepted by the government. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts and orders. Furthermore, on contracts for which we are a subcontractor and not the prime contractor, the U.S. Government could terminate the prime contract for convenience or otherwise, irrespective of our performance as a subcontractor.

Our failure to comply with a variety of complex procurement rules and regulations could result in our being liable for penalties, including termination of our U.S. Government contracts, disqualification from bidding on future U.S. Government contracts and suspension or debarment from U.S. Government contracting that could adversely affect our financial condition.

We must comply with laws and regulations relating to the formation, administration and performance of U.S. Government contracts, which affect how we do business with our customers and may impose added costs on our business. U.S. Government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. Government, department-specific regulations that implement or supplement DFAR, such as the DOD’s Defense Federal Acquisition Regulation Supplement (DFARS) and other applicable laws and regulations. We are also subject to the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations; the Procurement Integrity Act, which regulates access to competitor bid and proposal information and government source selection information, and our ability to provide compensation to certain former government officials; the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. Government for payment or approval; the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. Government for payment or approval; and the U.S. Government Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. Government contracts. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, and the assessment of penalties and fines and lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. In addition, government contractors are also subject to routine audits and investigations by U.S. Government agencies such as the Defense Contract Audit Agency (DCAA) and Defense Contract Management Agency (DCMA). These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of and a contractor’s compliance with its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. During the term of any suspension or debarment by any U.S. Government agency, contractors can be prohibited from competing for or being awarded contracts by U.S. Government agencies. The termination of any of the Company’s significant Government contracts or the imposition of fines, damages, suspensions or debarment would adversely affect the Company’s business and financial condition.

The U.S. Government may adopt new contract rules and regulations or revise its procurement practices in a manner adverse to us at any time.

Our industry has experienced, and we expect it will continue to experience, significant changes to business practices as a result of an increased focus on affordability, efficiencies, and recovery of costs, among other items. U.S. Government agencies may face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform, mitigation of potential conflicts of interest and environmental responsibility or sustainability, as well as any resulting shifts in the buying practices of U.S. Government agencies, such as increased usage of fixed price contracts, multiple award contracts and small business set-aside contracts, could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or renew our existing contracts when those contracts are recompeted. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement and could adversely affect our future revenues, profitability and prospects.

We may incur cost overruns as a result of fixed priced government contracts which would have a negative impact on our operations.

A number of Howco’s current U.S. Government contracts are multi-award, multi-year IDIQ task order based contracts, which generally provide for fixed price schedules for products and services, have no pre-set delivery schedules, have very low minimum purchase requirements, are typically competed among multiple awardees and force us to carry the burden of any cost overruns. Due to their nature, fixed-priced contracts inherently have more risk than cost reimbursable contracts. If we are unable to control costs or if our initials cost estimates are incorrect, we can lose money on these contracts. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Lower earnings caused by cost overruns and cost controls would have a negative impact on our results of operations. The U.S. Government has the right to enter into contracts with other suppliers, which may be competitive with the Company’s IDIQ contracts. The Company also performs fixed priced contracts under which the Company agrees to provide specific quantities of products and services over time for a fixed price. Since the price competition to win both IDIQ and fixed price contracts is intense and the costs of future contract performance cannot be predicted with certainty, there can be no assurance as to the profits, if any, that the Company will realize over the term of such contracts.

Misconduct of employees, subcontractors, agents and business partners could cause us to lose existing contracts or customers and adversely affect our ability to obtain new contracts and customers and could have a significant adverse impact on our business and reputation.

Misconduct could include fraud or other improper activities such as falsifying time or other records and violations of laws, including the Anti-Kickback Act. Other examples could include the failure to comply with our policies and procedures or with federal, state or local government procurement regulations, regulations regarding the use and safeguarding of classified or other protected information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental, health or safety matters, bribery of foreign government officials, import-export control, lobbying or similar activities, and any other applicable laws or regulations. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of sensitive or classified information could result in claims, remediation costs, regulatory sanctions against us, loss of current and future contracts and serious harm to our reputation. Although we have implemented policies, procedures and controls to prevent and detect these activities, these precautions may not prevent all misconduct, and as a result, we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees, subcontractors, agents or business partners could damage our reputation and subject us to fines and penalties, restitution or other damages, loss of security clearance, loss of current and future customer contracts and suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business, reputation and our future results.

We may fail to obtain and maintain necessary security clearances, which may adversely affect our ability to perform on certain U.S. government contracts and depress our potential revenues.

Many U.S. government programs require contractors to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain. If we or our employees are unable to obtain or retain necessary security clearances, we may not be able to win new business, and our existing clients could terminate their contracts with us or decide not to renew them. To the extent we are not able to obtain and maintain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively rebid on expiring contracts, as well as lose existing contracts, which may adversely affect our operating results and inhibit the execution of our growth strategy.

Our future revenues and growth prospects could be adversely affected by our dependence on other contractors.

If other contractors with whom we have contractual relationships either as a prime contractor or subcontractor eliminate or reduce their work with us, or if the U.S. Government terminates or reduces these other contractors’ programs, does not award them new contracts or refuses to pay under a contract our financial and business condition may be adversely affected. Companies that do not have access to U.S. Government contracts may perform services as our subcontractor and that exposure could enhance such companies’ prospect of securing a future position as a prime U.S. Government contractor which could increase competition for future contracts and impair our ability to perform on contracts.

We may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of a subcontractor’s personnel or the subcontractor’s failure to comply with applicable law. Current uncertain economic conditions heighten the risk of financial stress of our subcontractors, which could adversely impact their ability to meet their contractual requirements to us. If any of our subcontractors fail to timely meet their contractual obligations or have regulatory compliance or other problems, our ability to fulfill our obligations as a prime contractor or higher tier subcontractor may be jeopardized. Significant losses could arise in future periods and subcontractor performance deficiencies could result in our termination for default. A termination for default could eliminate a revenue source, expose us to liability and have an adverse effect on our ability to compete for future contracts and task orders, especially if the customer is an agency of the U.S. Government.

Our international business exposes us to geo-political and economic factors, regulatory requirements and other risks associated with doing business in foreign countries. ..

We intend to engage in additional foreign operations which pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address. These risks differ from and potentially may be greater than those associated with our domestic business.

Our international business is sensitive to changes in the priorities and budgets of international customers and geo-political uncertainties, which may be driven by changes in threat environments and potentially volatile worldwide economic conditions, various regional and local economic and political factors, risks and uncertainties, as well as U.S. foreign policy. Our international sales are subject to U.S. laws, regulations and policies, including the International Traffic in Arms Regulations (ITAR) and the Foreign Corrupt Practices Act (see below) and other export laws and regulations. Due to the nature of our products, we must first obtain licenses and authorizations from various U.S. Government agencies before we are permitted to sell our products outside of the U.S. We can give no assurance that we will continue to be successful in obtaining the necessary licenses or authorizations or that certain sales will not be prevented or delayed. Any significant impairment of our ability to sell products outside of the U.S. could negatively impact our results of operations and financial condition.

Our international sales are also subject to local government laws, regulations and procurement policies and practices which may differ from U.S. Government regulations, including regulations relating to import-export control, investments, exchange controls and repatriation of earnings, as well as to varying currency, geo-political and economic risks. Our international contracts may include industrial cooperation agreements requiring specific in-country purchases, manufacturing agreements or financial support obligations, known as offset obligations, and provide for penalties if we fail to meet such requirements. Our international contracts may also be subject to termination at the customer’s convenience or for default based on performance, and may be subject to funding risks. We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors, partners and suppliers in connection with international programs. As a result of these factors, we could experience award and funding delays on international programs and could incur losses on such programs, which could negatively impact our results of operations and financial condition.

We are also subject to a number of other risks including:

● the absence in some jurisdictions of effective laws to protect our intellectual property rights;

● multiple and possibly overlapping and conflicting tax laws;

● restrictions on movement of cash;

● the burdens of complying with a variety of national and local laws;

● political instability;

● currency fluctuations;

● longer payment cycles;

● restrictions on the import and export of certain technologies;

● price controls or restrictions on exchange of foreign currencies; and

● trade barriers.

Our international operations are subject to special U.S. government laws and regulations, such as the Foreign Corrupt Practices Act, and regulations and procurement policies and practices, including regulations to import-export control, which may expose us to liability or impair our ability to compete in international markets.

Our international operations are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. We have operations and deal with governmental customers in countries known to experience corruption, including certain countries in the Middle East and in the future, the Far East. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants or contractors that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. We are also subject to import-export control regulations restricting the use and dissemination of information classified for national security purposes and the export of certain products, services, and technical data, including requirements regarding any applicable licensing of our employees involved in such work.

As a U.S. defense contractor we are vulnerable to security threats and other disruptions that could negatively impact our business.

As a U.S. defense contractor, we face certain security threats, including threats to our information technology infrastructure, attempts to gain access to our proprietary or classified information, and threats to physical security. These types of events could disrupt our operations, require significant management attention and resources, and could negatively impact our reputation among our customers and the public, which could have a negative impact on our financial condition, results of operations and liquidity. We are continuously exposed to cyber-attacks and other security threats, including physical break-ins. Any electronic or physical break-in or other security breach or compromise may jeopardize security of information stored or transmitted through our information technology systems and networks. This could lead to disruptions in mission-critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Although we have implemented policies, procedures and controls to protect against, detect and mitigate these threats, we face advanced and persistent attacks on our information systems and attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated. These attempts include covertly introducing malware to our computers and networks and impersonating authorized users, among others, and may be perpetrated by well-funded organized crime or state sponsored efforts. We seek to detect and investigate all security incidents and to prevent their occurrence or recurrence. We continue to invest in and improve our threat protection, detection and mitigation policies, procedures and controls. In addition, we work with other companies in the industry and government participants on increased awareness and enhanced protections against cyber security threats. However, because of the evolving nature and sophistication of these security threats, which can be difficult to detect, there can be no assurance that our policies, procedures and controls have or will detect or prevent any of these threats and we cannot predict the full impact of any such past or future incident. Although we work cooperatively with our customers and other business partners to seek to minimize the impacts of cyber and other security threats, we must rely on the safeguards put in place by those entities. Any remedial costs or other liabilities related to cyber or other security threats may not be fully insured or indemnified by other means. Occurrence of any of these security threats could expose us to claims, contract terminations and damages and could adversely affect our reputation, ability to work on sensitive U.S. Government contracts, business operations and financial results.

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Weak economic conditions sustained uncertainty about global economic conditions, concerns about future U.S. budgetary cuts, or a prolonged or further tightening of credit markets could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices, which could have an adverse effect on our business, results of operations or cash flows. In the event of extreme prolonged adverse market events, such as a global credit crisis, we could incur significant losses.

Risks Related to Our Common Stock

We are eligible to be treated as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in this Form 10-K and our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this Form 10. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the Commission following the date we are no longer an “emerging growth company” as defined in the JOBS “Act. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Our directors and executive officers beneficially own a significant number of shares of our common stock. Their interests may conflict with our outside stockholders, who may be unable to influence management and exercise control over our business.

As of the date of this Form 10-K, our executive officers and directors beneficially own approximately 88% of our shares of common stock. As a result, our executive officers and directors may be able to: elect or defeat the election of our directors, amend or prevent amendment to our certificates of incorporation or bylaws, effect or prevent a merger, sale of assets or other corporate transaction, and control the outcome of any other matter submitted to the shareholders for vote. Accordingly, our outside stockholders may be unable to influence management and exercise control over our business.

We do not intend to pay cash dividends to our stockholders, so you will not receive any return on your investment in our Company prior to selling your interest in the Company.

We have never paid any dividends to our common stockholders as a public company. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any cash dividends in the foreseeable future. If we determine that we will pay cash dividends to the holders of our common stock, we cannot assure that such cash dividends will be paid on a timely basis. The success of your investment in the Company will likely depend entirely upon any future appreciation. As a result, you will not receive any return on your investment prior to selling your shares in our Company and, for the other reasons discussed in this “Risk Factors” section, you may not receive any return on your investment even when you sell your shares in our Company.

Anti-Takeover, Limited Liability and Indemnification Provisions

Some provisions of our certificate of incorporation and by-laws may deter takeover attempts, which may inhibit a takeover that stockholders consider favorable and limit the opportunity of our stockholders to sell their shares at a favorable price.

Under our certificate of incorporation, our Board of Directors may issue additional shares of common or preferred stock. Our Board of Directors has the ability to authorize “blank check” preferred stock without future shareholder approval. This makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares and/or any other transaction that might otherwise be deemed to be in their best interests, and thereby protects the continuity of our management and limits an investor’s opportunity to profit by their investment in the Company. Specifically, if in the due exercise of its fiduciary obligations, the Board of Directors were to determine that a takeover proposal was not in our best interest, shares could be issued by our Board of Directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

● diluting the voting or other rights of the proposed acquirer or insurgent stockholder group,

● putting a substantial voting bloc in institutional or other hands that might undertake to support the incumbent Board of Directors, or

● effecting an acquisition that might complicate or preclude the takeover.

Delaware's Anti-Takeover Law may discourage acquirers and eliminate a potentially beneficial sale for our stockholders.

We are subject to the provisions of the Delaware Shareholder Protection Act concerning corporate takeovers. This section prevents many Delaware corporations from engaging in a business combination with any interested stockholder, under specified circumstances. For these purposes, a business combination includes a merger or sale of more than 5% of our assets, and an interested stockholder includes a stockholder who owns 10% or more of our outstanding voting stock, as well as affiliates and associates of these persons. Under these provisions, this type of business combination is prohibited for three years following the date that the stockholder became an interested stockholder unless:

● the transaction in which the stockholder became an interested stockholder is approved by the Board of directors prior to the date the interested stockholder attained that status;

● on consummation of the transaction that resulted in the stockholder’s becoming an interested stockholder, the interested stockholder owned at least 90% of the voting stock of the corporation outstanding at the time the transaction was commenced, excluding those shares owned by persons who are directors and also officers; or

● on or subsequent to that date, the business combination is approved by the Board of Directors and authorized at an annual or special meeting of stockholders by the affirmative vote of at least a majority of the outstanding voting stock that is not owned by the interested stockholder.

This statute could prohibit or delay mergers or other takeover or change in control attempts and, accordingly, may discourage attempts to acquire us.

Our indemnification of our officers and directors may cause us to use corporate resources to the detriment of our stockholders.

Our certificate of incorporation eliminates the personal liability of our directors for monetary damages arising from a breach of their fiduciary duty as directors to the fullest extent permitted by Delaware law. This limitation does not affect the availability of equitable remedies, such as injunctive relief or rescission. Our certificate of incorporation requires us to indemnify our directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law.

Under Delaware law, we may indemnify our directors or officers or other persons who were, are or are threatened to be made a named defendant or respondent in a proceeding because the person is or was our director, officer, employee or agent, if we determine that the person:

•	conducted himself or herself in good faith, reasonably believed, in the case of conduct in his or her official capacity as our director or officer, that his or her conduct was in our best interests, and, in all other cases, that his or her conduct was at least not opposed to our best interests; and

•	in the case of any criminal proceeding, had no reasonable cause to believe that his or her conduct was unlawful.

These persons may be indemnified against expenses, including attorneys’ fees, judgments, fines, including excise taxes, and amounts paid in settlement, actually and reasonably incurred, by the person in connection with the proceeding. If the person is found liable to the corporation, no indemnification will be made unless the court in which the action was brought determines that the person is fairly and reasonably entitled to indemnity in an amount that the court will establish.

Insofar as indemnification for liabilities under the Securities Act may be permitted to directors, officers or persons controlling us under the above provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Our bylaws designate the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us.

Under the provisions of our amended and restated bylaws (“bylaws”), unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees or agents to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our amended certificate of incorporation or bylaws; or (iv) any action asserting a claim against us governed by the internal affairs doctrine. By becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our bylaws related to choice of forum. The choice of forum provision in our bylaws may limit our stockholders' ability to obtain a favorable judicial forum for disputes with us.

The obligations associated with being a public company require significant resources and management attention, which may divert from our business operations.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition, proxy statement, and other information. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Our Chief Executive Officer and Chief Financial Officer will need to certify that our disclosure controls and procedures are effective in ensuring that material information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We may need to hire additional financial reporting, internal controls and other financial personnel in order to develop and implement appropriate internal controls and reporting procedures. As a result, we will incur significant legal, accounting and other expenses. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements. We anticipate that these costs will materially increase our selling, general and administrative expenses.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act of 2002, then we may not be able to obtain the independent account and certifications required by that act, which may preclude us from keeping our filings with the SEC current, and interfere with the ability of investors to trade our securities and our shares to continue to be quoted on the OTCQB or our ability to list our shares on any national securities exchange.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. With each prospective acquisition we may make we will conduct whatever due diligence is necessary or prudent to assure us that the acquisition target can comply with the internal controls requirements of the Sarbanes-Oxley Act. Notwithstanding our diligence, certain internal controls deficiencies may not be detected. As a result, any internal control deficiencies may adversely affect our financial condition, results of operations and access to capital. We have not performed an in-depth analysis to determine if historical undiscovered failures of internal controls exist, and may in the future discover areas of our internal controls that need improvement.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, these rules and regulations increase our compliance costs and make certain activities more time consuming and costly. As a public company, these rules and regulations may make it more difficult and expensive for us to maintain our director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

● our ability to execute our business plan and complete prospective acquisitions;

● changes in our industry;

● competitive pricing pressures;

● our ability to obtain working capital financing;

● additions or departures of key personnel;

● limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

● sales of our common stock (particularly following effectiveness of this Form 10);

● operating results that fall below expectations;

● regulatory developments;

● economic and other external factors;

● period-to-period fluctuations in our financial results;

● our inability to develop or acquire new or needed technologies;

● the public’s response to press releases or other public announcements by us or third parties, including filings with the SEC;

● changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

● the development and sustainability of an active trading market for our common stock; and

● any future sales of our common stock by our officers, directors and significant stockholders.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our shares of common stock are thinly traded, the price may not reflect our value, and there can be no assurance that there will be an active market for our shares of common stock either now or in the future.

Our shares of common stock are thinly traded, our common stock is available to be traded and is held by a small number of holders, and the price may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We will take certain steps including utilizing investor awareness campaigns and firms, press releases, road shows and conferences to increase awareness of our business. Any steps that we might take to bring us to the awareness of investors may require that we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business, and trading may be at an inflated price relative to the performance of the Company due to, among other things, the availability of sellers of our shares.

If an active market should develop, the price may be highly volatile. Because there is currently a low price for our shares of common stock, many brokerage firms or clearing firms are not willing to effect transactions in the securities or accept our shares for deposit in an account. Many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans. Furthermore, our securities are currently traded on the OTCQB where it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about these companies, and (3) to obtain needed capital.

Our common stock may be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our common stock is currently subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The Nasdaq Stock Market or another national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenues of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in these securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market upon the expiration of any statutory holding period under Rule 144, or shares issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and, in anticipation of which, the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and impair our ability to raise capital through the sale of shares.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us having become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any offerings on our behalf.

Any substantial sale of stock by existing shareholders could depress the market value of our stock, thereby devaluing the market price and causing investors to risk losing all or part of their investment.

Stockholders, including our directors and officers hold a large number of our outstanding shares. We can make no prediction as to the effect, if any, that sales of shares, or the availability of shares for future sale, will have on the prevailing market price of our shares of common stock. Sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could depress prevailing market prices for the shares. Such sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price which it deems appropriate.

Our issuance of preferred stock in the future may adversely affect the rights of our common stockholders.

Our certificate of incorporation permits us to issue up to 5,000,000 shares of preferred stock with such rights and preferences as the Board of Directors may designate.  As a result, our Board of Directors may authorize a series of preferred stock that would grant to preferred stockholders’ preferential rights to our assets upon liquidation; the right to receive dividends before dividends become payable to our common stockholders; the right to redemption of the preferred stock prior to the redemption of our common stock; and super-voting rights to our preferred stockholders.  To the extent that we designate and issue such a class or series of preferred stock, the rights of our common stockholders may be impaired.

Risks Related to Our IP

Our Success May Depend on Our Ability to Obtain and Protect the Proprietary Information on Which We Base Our UAV Products.

As we acquire companies with intellectual property ("IP") that is important to the development of our UAV products, we will need to:

● obtain valid and enforceable patents;

● protect trade secrets; and

● operate without infringing upon the proprietary rights of others.

We will be able to protect our proprietary technology from unauthorized use by third parties only to the extent that such proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Any non-confidential disclosure to or misappropriation by third parties of our confidential or proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

The patent application process, also known as patent prosecution, is expensive and time-consuming, and we and our current or future licensors and licensees may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our current licensors, or any future licensors or licensees, will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, these and any of our patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims or inventorship. If we or our current licensors or licensees, or any future licensors or licensees, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our current licensors or licensees, or any future licensors or licensees, are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable. Any of these outcomes could impair our ability to prevent competition from third parties, which may harm our business.

The patent applications that we may own or license may fail to result in issued patents in the United States or in other countries. Even if patents do issue on such patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, U.S. patents can be challenged by any person before the new USPTO Patent Trial and Appeals Board at any time within the one year period following that person’s receipt of an allegation of infringement of the patents. Patents granted by the European Patent Office may be similarly opposed by any person within nine months from the publication of the grant. Similar proceedings are available in other jurisdictions, and in the United States, Europe and other jurisdictions third parties can raise questions of validity with a patent office even before a patent has granted. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is successfully challenged, then our ability to commercialize such product candidates could be negatively affected, and we may face unexpected competition that could harm our business. Further, if we encounter delays in our clinical trials, the period of time during which we or our collaborators could market our product candidates under patent protection would be reduced.

The degree of future protection of our proprietary rights is uncertain. Patent protection may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

● we might not have been the first to invent or the first to file the inventions covered by each of our pending patent applications and issued patents;

● others may be able to make, use, sell, offer to sell or import products that are similar to our products or product candidates but that are not covered by the claims of our patents; others may independently develop similar or alternative technologies or duplicate any of our technologies;

● the proprietary rights of others may have an adverse effect on our business;

● any proprietary rights we do obtain may not encompass commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties;

● any patents we obtain or our in-licensed issued patents may not be valid or enforceable; or

● we may not develop additional technologies or products that are patentable or suitable to maintain as trade secrets.

If we or our current licensors or licensees, or any future licensors or licensees, fail to prosecute, maintain and enforce patent protection for our product candidates, our ability to develop and commercialize our product candidates could be harmed and we might not be able to prevent competitors from making, using and selling competing products. This failure to properly protect the intellectual property rights relating to our product candidates could harm our business, financial condition and operating results. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

Even where laws provide protection, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. If we or one of our collaborators were to initiate legal proceedings against a third party to enforce a patent covering the product candidate, the defendant could assert an affirmative defense or counterclaim that our patent is not infringed, invalid and/or unenforceable. In patent litigation in the United States, defendant defenses and counterclaims alleging non-infringement, invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, anticipation or obviousness, and lack of written description, definiteness or enablement. Patents may be unenforceable if someone connected with prosecution of the patent withheld material information from the USPTO, or made a misleading statement, during prosecution. The outcomes of proceedings involving assertions of invalidity and unenforceability are unpredictable. It is possible that prior art of which we and the patent examiner were unaware during prosecution exists, which would render our patents invalid. Moreover, it is also possible that prior art may exist that we are aware of, but that we do not believe are relevant to our current or future patents, that could nevertheless be determined to render our patents invalid. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability of our patents covering one of our product candidates, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would harm our business. Moreover, our competitors could counterclaim in any suit to enforce our patents that we infringe their intellectual property. Furthermore, some of our competitors have substantially greater intellectual property portfolios, and resources, than we do.

Our ability to stop third parties from using our technology or making, using, selling, offering to sell or importing our products is dependent upon the extent to which we have rights under valid and enforceable patents that cover these activities. If any patent we currently or in the future may own or license is deemed not infringed, invalid or unenforceable, it could impact our commercial success. We cannot predict the breadth of claims that may be issued from any patent applications we currently or may in the future own or license from third parties.

To the extent that consultants or key employees apply technological information independently developed by them or by others to our product candidates, disputes may arise as to who has the proprietary rights to such information and product candidates, and certain of such disputes may not be resolved in our favor. Consultants and key employees that work with our confidential and proprietary technologies are required to assign all intellectual property rights in their inventions and discoveries created during the scope of their work to our company. However, these consultants or key employees may terminate their relationship with us, and we cannot preclude them indefinitely from dealing with our competitors.

If we are unable to prevent disclosure of our trade secrets or other confidential information to third parties, our competitive position may be impaired.

We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. Our ability to stop third parties from obtaining the information or know-how necessary to make, use, sell, offer to sell or import our products or practice our technology is dependent in part upon the extent to which we prevent disclosure of the trade secrets that cover these activities. Trade secret rights can be lost through disclosure to third parties. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our trade secrets to third parties, resulting in loss of trade secret protection. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how, which would not constitute a violation of our trade secret rights. Enforcing a claim that a third party is engaged in the unlawful use of our trade secrets is expensive, difficult and time consuming, and the outcome is unpredictable. In addition, recognition of rights in trade secrets and a willingness to enforce trade secrets differs in certain jurisdictions.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation could harm our business.

Our commercial success depends significantly on our ability to operate without infringing, violating or misappropriating the patents and other proprietary rights of third parties. Our own technologies we acquire or develop may infringe, violate or misappropriate the patents or other proprietary rights of third parties, or we may be subject to third-party claims of such infringement. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties, exist in the fields in which we are developing our product candidates. Because some patent applications may be maintained in secrecy until the patents are issued, because publication of patent applications is often delayed, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that we were the first to invent the technology or that others have not filed patent applications for technology covered by our pending applications. We may not be aware of patents that have already issued that a third party might assert are infringed by our product candidates. It is also possible that patents of which we are aware, but which we do not believe are relevant to our product candidates, could nevertheless be found to be infringed by our product candidates. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. In the future, we may agree to indemnify our manufacturing partners against certain intellectual property claims brought by third parties.

Intellectual property litigation involves many risks and uncertainties, and there is no assurance that we will prevail in any lawsuit brought against us. Third parties making claims against us for infringement, violation or misappropriation of their intellectual property rights may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. Defense of these claims, regardless of their merit, would cause us to incur substantial expenses and, would be a substantial diversion of resources from our business. In the event of a successful claim of any such infringement, violation or misappropriation, we may need to obtain licenses from such third parties and we and our partners may be prevented from pursuing product development or commercialization and/or may be required to pay damages. We cannot be certain that any licenses required under such patents or proprietary rights would be made available to us, or that any offer to license would be made available to us on commercially reasonable terms. If we cannot obtain such licenses, we and our collaborators may be restricted or prevented from manufacturing and selling products employing our technology. These adverse results, if they occur, could adversely affect our business, results of operations and prospects, and the value of our shares.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

The defense and prosecution of contractual or intellectual property lawsuits, USPTO interference or derivation proceedings, European Patent Office oppositions and related legal and administrative proceedings in the United States, Europe and other countries, involve complex legal and factual questions. As a result, such proceedings may be costly and time-consuming to pursue and their outcome is uncertain.

Litigation may be necessary to:

● protect and enforce our patents and any future patents issuing on our patent applications;

● enforce or clarify the terms of the licenses we have granted or may be granted in the future;

● protect and enforce trade secrets, know-how and other proprietary rights that we own or have licensed, or may license in the future; or

● determine the enforceability, scope and validity of the proprietary rights of third parties and defend against alleged patent infringement.

Competitors may infringe our intellectual property. As a result, we may be required to file infringement claims to stop third-party infringement or unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patent claims do not cover its technology or that the factors necessary to grant an injunction against an infringer are not satisfied. An adverse determination of any litigation or other proceedings could put one or more of our patents at risk of being invalidated, interpreted narrowly, or amended such that they do not cover our product candidates. Moreover, such adverse determinations could put our patent applications at risk of not issuing, or issuing with limited and potentially inadequate scope to cover our product candidates or to prevent others from marketing similar products.

Interference, derivation or other proceedings brought at the USPTO, may be necessary to determine the priority or patentability of inventions with respect to our patent applications or those of our licensors or potential collaborators. Litigation or USPTO proceedings brought by us may fail or may be invoked against us by third parties. Even if we are successful, domestic or foreign litigation or USPTO or foreign patent office proceedings may result in substantial costs and distraction to our management. We may not be able, alone or with our licensors or potential collaborators, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other proceedings, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or other proceedings. In addition, during the course of this kind of litigation or proceedings, there could be public announcements of the results of hearings, motions or other interim proceedings or developments or public access to related documents. If investors perceive these results to be negative, the market price for our common stock could be significantly harmed.

Some of our competitors may be able to sustain the costs of patent-related disputes, including patent litigation, more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

We may not be able to enforce our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly in developing countries. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, laws of some countries outside of the United States do not afford intellectual property protection to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, if our ability to enforce our patents to stop infringing activities is inadequate. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and resources from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in major markets for our products, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our products. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Drone USA

Our headquarters are located at 16 Hamilton Street, West Haven, Connecticut 06516. We are using this temporary office space made available through the Company’s management at no cost while management is looking for a facility to serve as a factory for domestic drone production.

We have never taken possession of the lease we entered at 3580 Sueldo Street, San Luis Obispo, CA 93401. ESAero leases the facility, and we subleased approximately 10,000 square feet of the facility from ESAero for our exclusive use for what we intended to be our U.S. manufacturing, testing, engineering, research, development and integration facility. The lease term commenced February 1, 2017 and ends January 31, 2019. The monthly rent payable to ESAero is $15,000. As of July 15, 2017, we are five months behind in making the monthly lease payments and have been in discussions with the landlord regarding anticipated financing to become current with our obligations but we are no longer interested in this lease since it was closely associated with our former CSO, Paulo Ferro, who we terminated for cause and with whom we are now in litigation.

Howco

Howco has its principal office and warehouse at 6025 East 18th St, Vancouver, WA 98661. Howco entered into a lease on April 28, 2009 that was extended on May 15, 2017 to May 31, 2020 for approximately 7,500 square feet for its office and warehouse. The lease provides for initial monthly rent of approximately $4,855 per month with annual rent escalations.

ITEM 3. LEGAL PROCEEDINGS

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

A lawsuit has been filed against the Company in Supreme Court, Westchester County (Index No. 61772/2017), on August 9, 2017, in a case styled Porter, LeVay & Rose v. Drone USA, Inc. The complaint alleged two causes of action, one for goods and services furnished and one for an account stated, in the amount of $74,324.74. The plaintiff obtained a default judgment. The Company filed an Order to Show Cause to vacate the default judgment on the grounds that the service of the complaint was invalid. The court granted the Company’s Order to Show Cause on December 19, 2017and established January 12, 2018, as the hearing date on why the default judgment should not be vacated. The Company also intends to contest any claim of damages by the plaintiff on the grounds that it failed to perform its obligations under the agreement between the two companies.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the trading symbol "DRUS".

The following table sets forth the quarterly high and low sales price per share of our common stock for the periods indicated. The prices represent inter-dealer quotations, which do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

CALENDAR QUARTER ENDED	HIGH	LOW

2017
March 31	$0.51	$0.15
June 30	$0.30	$0.18
September 30	$0.26	$0.17

2016
March 31	$0.36	$0.12
June 30	$0.96	$0.01
September 30	$3.60	$0.20
December 31	$1.00	$0.15

2015
September 30	$1.44	$0.36
December 31	$1.08	$0.36

Equity Compensation Plans

We have approximately 1,358,287 shares of our common stock eligible for sale under Rule 144 following the 90-day period following the date of filing of our Form 10-K.

Holders

As of December 15, 2017, there were 43,460,630 shares of common stock outstanding, which were held by approximately 300 record holders.

As of the date of this Form 10-K, we have no present commitments to issue shares of our capital stock to any 5% holder, director or nominee, other than pursuant to the exercise of outstanding options as more fully set forth elsewhere in this Form 10-K.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans as of December 15, 2017. There are no equity compensation plans that have not been approved by our security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	44,351,200	$0.21	55,648,800

Issuance of Unregistered Securities

During our fiscal year ended September 30, 2017 and ending on September 30, 2017, the Company issued the following unregistered securities:

In October 2016, the Company issued 115,000 shares of common stock to an entity as payment for acquisition-related services valued at $57,500.

In February 2017, the Company issued 400,000 vested shares of common stock to an entity as payment for consulting services rendered. As the shares fee is considered contractually earned upon the execution of the agreement, the shares were valued on the February 17, 2017 measurement date at $0.23 per share or a total of $92,000 based on the quoted trading price and amortized over the 6-month term of the agreement. In June 2017, upon renewal of the agreement, the Company issued an additional 400,000 vested shares of common stock to this entity as payment for consulting services rendered valued at $93,160, or $0.2329 per share, based on the quoted trading price.

On September 1, 2017, the Company entered into a consulting agreement with an individual. In connection with this agreement, the Company agreed to issue 10,000 common shares per month until the agreement is terminated. As of September 30, 2017, 10,000 common shares were issuable pursuant to the agreement. These shares were valued on the vesting date of September 1, 2017 at $1,764, or $0.1764 per shares based on the quoted trading price. This agreement was terminated in December 2017.

The issuances of the above securities were made in reliance upon exemptions from registration available under Section 4(2) of the Securities Act, among others, as transactions not involving a public offering. This exemption was claimed on the basis that these transactions did not involve any public offering and the purchasers in each offering were accredited or sophisticated and had sufficient access to the kind of information registration would provide. In each case, appropriate investment representations were obtained and certificates representing the securities were issued with restrictive legends.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statement Notice

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Drone USA, Inc. and Subsidiaries (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Overview

Drone USA, Inc. is a UAV and related services and technology company that intends to engage in the research, design, development, testing, manufacturing, distribution, exportation, and integration of advanced low altitude UAV systems, services and products. Drone also provides product procurement, distribution, and logistics services through its wholly-owned subsidiary, HowCo Distributing Co., to the United States Department of Defense and Defense Logistics Agency. The Company has operations based in West Haven, Connecticut and Vancouver, Washington. The Company continues to seek strategic acquisitions and partnerships with UAV firms that offer superior technologies in high-growth markets, as well as acquisitions and partnerships with firms that have complementary technologies and infrastructure.

Liquidity and Capital Resources

As of September 30, 2017, we had $2,059,246 in current assets, including $152,492 in cash, compared to $2,980,021 in current assets, including $631,020 in cash, at September 30, 2016. Current liabilities at September 30, 2017 totaled $12,419,948 compared to $6,392,243 at September 30, 2016. The decrease in current assets from September 30, 2016 to September 30, 2017 is primarily due to the decrease in cash of approximately $479,000, the decrease in inventory of approximately $710,000, the decrease in prepaid expenses and other assets of approximately $35,000, offset by the increase in accounts receivable of approximately $303,000. The increase in current liabilities from September 30, 2016 to September 30, 2017 is primarily due to the increase in the current portion of the note payable of approximately $2,835,000 primarily due to amortization of debt discount and accretion of a premium, the accrued liability for advisory fees of $1,200,000, accrued expenses of approximately $777,000, and accounts payable of approximately $1,452,000. While we have revenues as of this date, no significant UAV revenues are anticipated until we have implemented our full plan of operations, specifically, initiating sales campaigns for our UAV platforms. We must raise cash to implement our strategy to grow and expand per our business plan. We anticipate over the next 12 months the cost of being a reporting public company will be approximately $250,000.

If we cannot raise additional proceeds via a private placement of our equity or debt securities, or secure more loans, we would be required to cease business operations. As a result, investors would lose all of their investment. Under the terms of our credit agreement with TCA, all potential new investments must first be reviewed and approved by TCA, which may constrain our options for new fundraising.

We anticipate our short-term liquidity needs to be approximately $2,500,000 which will be used to satisfy our existing current liabilities and we expect gross profits of approximately $2,000,000. To meet these needs we intend to complete equity financing and refinance or restructure certain existing liabilities. Once this is completed, and we implement our sales and marketing plan to sell UAV products, we anticipate minimal long-term liquidity needs which we expect to meet through equity financing or short-term borrowings.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	Year Ended September 30, 2017	Year Ended September 30, 2016
Net Cash Used in Operating Activities	$(478,769)	$(1,059,058)
Net Cash Used in Investing Activities	$-	$(2,434,515)
Net Cash Provided by Financing Activities	$241	$4,124,593
Net (Decrease) Increase in Cash	$(478,528)	$631,20

Results of Operations

Year Ended September 30, 2017 and 2016

We generated sales of $24,589,761 and $1,119,748 for the years ended September 30, 2017 and 2016, respectively. For the years ended September 30, 2017 and 2016, we reported cost of goods sold of $22,963,231 and $1,074,673, respectively. The increase in sales and cost of goods sold for the 2017 period is due to the acquisition of Howco in September 2016.

For the years ended September 30, 2017 and 2016, we reported selling, general, and administrative expenses of $6,946,559 as compared to $6,290,913, an increase of $655,646 or 10.4%. For the year ended September 30, 2017, selling, general, and administrative expenses consist primarily of professional and consulting fees of approximately $2,732,000, payroll costs of approximately $3,327,000, rent of approximately $496,000, and travel related costs of approximately $82,000. For the year ended September 30, 2016, selling, general, and administrative expenses consist primarily of professional and consulting fees of approximately $1,263,000, payroll costs of approximately $4,643,000, rent of $34,795 office related costs of $62,404, and travel related costs of $68,488. For the years ended September 30, 2017 and 2016, payroll costs and professional and consulting fees included stock-based compensation and consulting fees of $2,037,158 and $4,928,319, respectively. The increase in selling, general, and administrative costs for the 2017 periods is primarily due to the operations of Howco and the granting of stock options to key personnel and consultants.

For the years ended September 30, 2017 and 2016, amortization expense amounted to $264,997 and $14,722, respectively, and related to the amortization of intangible assets.

For the years ended September 30, 2017 and 2016, interest and financing costs amounted to of $2,241,857 and $150,401, respectively. The increase in interest and financing costs is due primarily to the financing obtained for the purchase of Howco and other working capital debt financings and amortization of related discounts and accretion of a premum.

As a result, we reported a net loss of $7,826,933, or $0.18 per common share, and $5,950,441, or $0.15 per common share, for the years ended September 30, 2017 and 2016, respectively.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

For the year ended September 30, 2017, we has incurred a net loss of $7,826,933 and used cash in operations of $478,769. The working capital deficit, stockholders' deficit and accumulated deficit was $10,360,702, $6,410,086, and $13,856,425, respectively, at September 30, 2017. Furthermore, on April 13, 2017, we received a default notice on our payment obligations under the senior secured credit facility agreement, defaulted on our Note Payable – Seller in September 2017, and as of September 30, 2017 are subject to two lawsuits and have received demands for payment of past due amounts for services by several consultants and service providers. These matters raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Our ability to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. We have been implementing cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay our secured obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should we be unable to continue as a going concern.

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

Stock-Based Compensation

The cost of all share-based payments to employees, including grants of restricted stock and stock options, is recognized in the consolidated financial statements based on their fair values measured at the grant date, or the date of any later modification, over the requisite service period. The cost of all share-based payments to non-employees, including grants of restricted stock and stock options, is recognized in the consolidated financial statements based on their fair values at each reporting date until measurement date occurs, over the requisite service period. The Company recognizes compensation cost for unvested stock awards on a straight-line basis over the requisite vesting period.

Convertible Notes with Fixed Rate Conversion Options

We may enter into convertible notes, some of which contain, predominantly, fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted by the holder, into common shares at a fixed discount to the market price of the common stock at the time of conversion. This results in a fair value of the convertible note being equal to a fixed monetary amount. We record the convertible note liability at its fixed monetary amount by measuring and recording a premium, as applicable, on the Note date with a charge to interest expense in accordance with ASC 480 - "Distinguishing Liabilities from Equity".

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is contained on pages F-1 through F-27 of this Annual Report on Form 10-K.

DRONE USA, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Drone USA, Inc.

We have audited the accompanying consolidated balance sheets of Drone USA, Inc. and Subsidiaries at September 30, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended September 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Drone USA, Inc. and Subsidiaries as of September 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and net cash used in operating activities in fiscal 2017 of $7,826,933 and $478,769, respectively, and has a working capital deficit, stockholders' deficit and an accumulated deficit of $10,360,702, $6,410,086 and $13,856,425, respectively, at September 30, 2017. Furthermore, the Company has been in default on a material convertible note payable since March 2017 and defaulted on the Note Payable – Seller in September 2017. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s Plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
December 29, 2017

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

DRONE USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2017	2016

ASSETS
Current Assets
Cash	$152,492	$631,020
Accounts receivable	1,169,091	865,775
Inventory	681,057	1,391,439
Prepaid expenses and other current assets	56,606	92,047

Total Current Assets	2,059,246	2,980,281

Other Assets
Goodwill	2,410,335	2,410,335
Tradename	760,000	760,000
Customer list, net	780,281	1,045,278

	3,950,616	4,215,613

Total Assets	$6,009,862	$7,195,894

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$3,815,546	$2,363,162
Accrued expenses	1,015,880	239,321
Earn-out payable	-	64,500
Customers deposits	-	78,841
Convertible note payable - net of discounts and premium	3,779,572	1,062,661
Note payable - seller	900,000	900,000
Convertible note payable - related party affiliate	688,444	692,126
Convertible note payable - related party officer	122,000	-
Line of credit - bank	48,506	49,583
Settlement payable - vendor	-	75,382
Contingent liability - advisory fees	850,000	850,000
Accrued liability - advisory fees	1,200,000	-
Deferred rent	-	16,667

Total Current Liabilities	12,419,948	6,392,243

Long-term Liabilities:
Note payable - net of unamortized financing costs	-	1,361,624
Convertible note payable - related party	-	117,000
Earnout payable, net of current portion	-	64,500

Total Long-term Liabilities	-	1,543,124

Total Liabilities	12,419,948	7,935,367

Commitments and Contingencies (Note 16)

Stockholders' Deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized,
Series A preferred stock - no par value, 250 shares designated, issued and outstanding	-	-
Common stock - $0.0001 par value, 200,000,000 shares authorized, 43,104,692 and 41,719,492 shares issued and outstanding at September 30, 2017 and 2016, respectively	4,311	4,172
Additional paid-in capital	7,442,028	5,285,847
Accumulated deficit	(13,856,425)	(6,029,492)

Total Stockholders' Deficit	(6,410,086)	(739,473)

Total Liabilities and Stockholders' Deficit	$6,009,862	$7,195,894

See accompanying notes to consolidated financial statements

DRONE USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2017	2016

Sales	$24,589,761	$1,119,748

Cost of Goods Sold	22,963,231	$1,074,673

Gross Profit	1,626,530	45,075

Operating Expenses:
Selling, General, and Administrative Expenses	6,946,559	6,290,913
Amortization	264,997	14,722

Total Operating Expenses	7,211,556	6,305,635

Loss Before Other Expense	(5,585,026)	(6,260,560)

Other Expense:
Interest and financing costs	2,241,857	150,401

Net Loss before Provision for (Benefit from) Income Tax	(7,826,883)	(6,410,961)

Provision for (Benefit from) Income Tax	50	(460,520)

Net Loss	$(7,826,933)	$(5,950,441)

Basic and Diluted Loss Per Share	(0.18)	(0.15)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	42,590,735	40,073,391

See accompanying notes to consolidated financial statements

DRONE USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Years Ended September 30, 2017 and 2016

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - September 30, 2015	250	$-	38,309,321	$3,831	$(3,831)	$(79,051)	$(79,051)

Deemed issuance of common stock for recapitalization	-	-	2,532,196	253	(253)	-	-

Share-based compensation	-	-	-	-	4,897,499	-	4,897,499

Shares issued for settlement payable conversion	-	-	57,000	6	81,694	-	81,700

Shares issued for services	-	-	11,500	1	30,819	-	30,820

Shares issued subject to make-whole provision	-	-	539,204	54	(54)	-	-

Sale of common stock	-	-	270,271	27	99,973	-	100,000

Warrants issued for acquisition	-	-	-	-	180,000	-	180,000

Net loss	-	-	-	-	-	(5,950,441)	(5,950,441)

Balance - September 30, 2016	250	-	41,719,492	4,172	5,285,847	(6,029,492)	(739,473)

Share-based compensation	-	-	-	-	1,836,514	-	1,836,514

Shares issued for settlement payable conversion	-	-	460,200	46	75,336	-	75,382

Shares issued for services	-	-	925,000	93	244,331	-	244,424

Net loss	-	-	-	-	-	(7,826,933)	(7,826,933)

Balance - September 30, 2017	$250	$-	$43,104,692	$4,311	$7,442,028	$(13,856,425)	$(6,410,086)

See accompanying notes to consolidated financial statements.

DRONE USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(7,826,933)	(5,950,441)
Adjustments to reconcile net loss to net cash used in
operating activities:
Intangibles amortization	264,997	14,722
Amortization of debt discounts	737,640	30,735
Accretion of premium on convertible note	617,647	54,979
Share-based compensation expense	2,037,158	4,928,319
Income tax benefit	-	(460,570)
Deferred rent	(16,667)	16,667
Change in earnout payable	(129,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(303,316)	(85,656)
Inventory	710,382	(827,353)
Prepaid expenses and other current assets	79,221	(91,000)
Accounts payable and accrued expenses	2,228,943	1,310,540
Customers deposits	(78,841)	-
Accrued liability - advisory fees	1,200,000	-

Cash Used in Operating Activities	(478,769)	(1,059,058)

Cash Flows from Investing Activities:
Cash acquired in acquisition	-	165,485
Acquisition of subsidiary	-	(2,600,000)

Cash Used in Investing Activities	-	(2,434,515)

Cash Flows from Financing Activities:
Proceeds from note payable - acquisition	-	3,500,000
Cash financing costs	-	(256,450)
Proceeds from issuance of stock	-	100,000
Proceeds from line of credit	-	49,583
Repayment of line of credit	(1,077)	-
Proceeds from lines of credit - related parties	6,318	751,460
Repayment of line of credit - related parties	(10,000)	(20,000)
Proceeds from loan payable - related party	5,000	-

Cash Provided by Financing Activities	241	4,124,593

Net (Decrease) Increase in Cash	(478,528)	631,020

Cash - beginning of year	631,020	-

Cash - end of year	$152,492	$631,020

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$639,506	$1,240

Noncash financing and investing activities:
Issuance of note payable for acquisition of subsidiary	$-	$900,000
Issuance of settlement payable to satisfy accounts payable	$-	$102,103
Issuance of common stock upon conversion of settlement payable	$75,382	$81,700
Issuance of warrants for acquisition	$-	$180,000
Earn-out liability recorded for acquisition	$-	$129,000
Issuance of common stock for deferred financing costs	$-	$850,000
Issuance of common stock for future services	$185,160	$-

See accompanying notes to consolidated financial statements

DRONE USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 1 - NATURE OF OPERATIONS

Drone USA, Inc. (“Drone”) is an Unmanned Aerial Vehicles (“UAV”) and related services and technology company that intends to engage in the research, design, development, testing, manufacturing, distribution, exportation, and integration of advanced low altitude UAV systems, services and products. Drone also provides product procurement, distribution, and logistics services through its wholly-owned subsidiary, HowCo Distributing Co., (“HowCo”) (collectively, the “Company”) to the United States Department of Defense and Defense Logistics Agency. The Company has operations based in West Haven, Connecticut and Vancouver, Washington. The Company is registered with the U.S. State Department and has met the requirements of the Arms Export Control Act and International Traffic in Arms Regulations (“ITAR”). The registration allows for the Company to apply for export, and temporary import, of product, technical data, and services related to defense articles. The Company continues to seek strategic acquisitions and partnerships with UAV firms that offer superior technologies in high-growth markets, as well as acquisitions and partnerships with firms that have complementary technologies and infrastructure.

On January 26, 2016, Texas Wyoming Drilling, Inc., an inactive company trading on the Over-the-Counter Markets, acquired 100% of the outstanding membership interests of Drone USA, LLC pursuant to an Equity Exchange Agreement and Drone USA, LLC paid a $100,000 cash fee which was expensed and included in Selling, General and Administrative expenses. Pursuant to the merger, the sole member of Drone USA, LLC received 38,309,321 shares of Texas Wyoming Drilling, Inc. common stock. As a result of this merger, the former sole member of Drone USA, LLC owned approximately 94% of the outstanding common stock of Texas Wyoming Drilling, Inc. immediately following the merger. In connection with the merger, the name of the company was changed to Drone USA, Inc. In connection with the merger, effective January 26, 2016, the Company accepted the resignation of the former Chief Executive Officer and any remaining former officers and directors, and appointed a new Chief Executive Officer, President, Chairman, and board member and a new Chief Financial Officer, Secretary, Treasurer, and board member. The transaction has been accounted for as a reverse merger in which Drone USA, LLC is considered to be the acquirer of Texas Wyoming Drilling, Inc. Accordingly, the reverse merger was accounted for as a recapitalization of Drone USA, LLC in which (i) the assets and liabilities of Drone USA, LLC were recorded at their historical book values, (ii) the common stock and additional paid-in capital accounts which replaced Drone USA, LLC’s member interests were retroactively restated to give effect to the exchange of the Drone USA, LLC member interests for Texas Wyoming Drilling, Inc. common stock, and (iii) the historical member deficit of Drone USA, LLC was recorded as stockholders’ (deficiency). There were no assets, liabilities, or equity to be accounted for related to the former operations of Texas Wyoming Drilling, Inc. In connection with the merger, Drone USA, Inc. is deemed to have issued 2,532,196 shares of common stock to the shareholders of Texas Wyoming Drilling, Inc. In February 2016 the Company effected a 1 for 150 reverse split of the common stock as contemplated by the Equity Exchange Agreement and in April 2016 effected a 1 for 12 reverse split of the common stock. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactive restated to reflect both reverse splits.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Drone USA, Inc. and its wholly-owned subsidiaries, Drone USA, LLC, and HowCo. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the year ended September 30, 2017, the Company has incurred a net loss of $7,826,933 and used cash in operations of $478,769. The working capital deficit, stockholders' deficit and accumulated deficit was $10,360,702, $6,410,086, and $13,856,425, respectively, at September 30, 2017. Furthermore, on April 13, 2017 the Company received a default notice on its payment obligations under the senior secured credit facility agreement (see Note 11), defaulted on its Note Payable – Seller in September 2017, and as of September 30, 2017 is subject to two lawsuits and has received demands for payment of past due amounts from several consultants and service providers. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has been implementing cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its secured obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

DRONE USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

Use of Estimates

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

Fair Value Measurements

The Company follows the FASB Fair Value Measurements standard, as they apply to its financial instruments. This standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The standard establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. Level 1 inputs include quoted market prices for identical assets or liabilities in an active market that the Company has the ability to access at the measurement date. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data. The standard requires the utilization of the lowest possible level of input to determine fair value and carrying amounts of current liabilities approximate fair value due to their short-term nature. The Company accounts for certain instruments at fair value using level 3 valuation.

	At September 30, 2017			At September 30, 2016
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Earn-out payable	—	—	$—	—	—	$129,000

A rollforward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at September 30, 2015	$-
Initial fair value of earn-out payable	129,000
Balance at September 30, 2016	129,000
Decrease in fair value of earn-out payable	(129,000)
Balance at September 30, 2017	$-

The earn-out liability was measureable using a formula based on gross profits for the calendar years ended December 31, 2016 and 2017 and is expected to expire with no earn-out payments due.

Cash and Cash Equivalents

Cash equivalents consist of liquid investments with maturities of three months or less at the time of purchase. There are no cash equivalents at the balance sheet date.

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

DRONE USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

Inventory

Inventory consists of finished goods, which are purchased directly from manufacturers. The Company utilizes a just in time type of inventory system where products are ordered from the vendor only when the Company has received sales order from its customers. Inventory is stated at the lower of cost and net realizable value on a first-in, first-out basis.

Goodwill and Intangible Assets

The Company’s goodwill and tradename assets are deemed to have indefinite lives and, accordingly, are not amortized, but are evaluated for impairment at least annually, but more often whenever changes in facts and circumstances occur which may indicate that the carrying value may not be recoverable. The customer list was deemed to have a life of 4 years and is being amortized through September 2020.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment is determined by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. In instances where impairment is determined to exist, the Company writes down the asset to its fair value.

Deferred Financing Costs

All unamortized deferred financing costs related to the Company’s borrowings are presented in the consolidated balance sheets as a direct deduction from the related debt. Amortization of these costs is reported as interest and financing costs.

Deferred Rent

The Company leased office space in New York City whose operating lease agreements contained provisions for future rent increases, or periods in which rent payments are reduced (abated). In accordance with GAAP, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is reflected as a separate line item on the accompanying consolidated balance sheets.

Revenue Recognition

Sales are recognized upon shipment of product to the customer. Provisions for returns and allowances are recorded in the period the sales occur. Payments received from customers prior to shipment of the product to them, are recorded as customer deposit liabilities.

Stock-Based Compensation

The cost of all share-based payments to employees, including grants of restricted stock and stock options, is recognized in the consolidated financial statements based on their fair values measured at the grant date, or the date of any later modification, over the requisite service period. The cost of all share-based payments to non-employees, including grants of restricted stock and stock options, is recognized in the consolidated financial statements based on their fair values at each reporting date until measurement date occurs, over the requisite service period. The Company recognizes compensation cost for unvested stock awards on a straight-line basis over the requisite vesting period.

Shipping and Handling Costs

The Company has included freight-out as a component of cost of sales, which amounted to $173,662 and $13,159 for the years ended September 30, 2017 and 2016, respectively.

Convertible Notes with Fixed Rate Conversion Options

The Company may enter into convertible notes, some of which contain, predominantly, fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted by the holder, into common shares at a fixed discount to the market price of the common stock at the time of conversion. This results in a fair value of the convertible note being equal to a fixed monetary amount. The Company records the convertible note liability at its fixed monetary amount by measuring and recording a premium, as applicable, on the Note date with a charge to interest expense in accordance with ASC 480 - "Distinguishing Liabilities from Equity".

Derivative Liabilities

The Company has certain financial instruments that contain embedded derivatives. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 810-10-05-4 and 815-40.  This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date.  In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to income or expense as part of gain or loss on extinguishment.

DRONE USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

Income Taxes

The Company’s current provision for income taxes is based upon its estimated taxable income in each of the jurisdictions in which it operates, after considering the impact on taxable income of temporary differences resulting from different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any operating loss or tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible. Should management determine that it is more likely than not that some portion of the deferred tax assets will not be realized, a valuation allowance against the deferred tax assets would be established in the period such determination was made. The Company follows the accounting for uncertainty in income taxes guidance, which clarifies the accounting and disclosures for uncertainty in income taxes recognized in the Company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company currently has no federal or state tax examinations in progress. As of September 30, 2017, the Company’s tax returns for the tax years 2017, 2016 and 2015 remain subject to audit, primarily by the Internal Revenue Service.

The Company did not have material unrecognized tax benefits as of September 30, 2017 and 2016 and does not expect this to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of provision for income taxes.

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of September 30, 2017, 44,351,200 options were outstanding of which 26,925,000 were exercisable, 500,000 warrants were outstanding of which 500,000 were exercisable, and related party convertible debt and accrued interest totaling $898,927 was convertible into approximately 4,781,526 shares of common stock. Additionally, as of September 30, 2017, the outstanding principal balance, including accrued interest of the senior debt dated September 13, 2016 which was in default, totaled $3,669,417 and was convertible into approximately 21,972,557 shares of common stock. Furthermore, as of September 30, 2017, the contingent liability – advisory fees totaling $850,000, which is subject to a make-whole provision, would require the issuance of an additional 3,710,796 shares of common stock. In summary, as of September 30, 2017 and 2016, potentially dilutive securities consisted of the following:

	September 30, 2017	September 30, 2016
Stock options	44,351,200	26,800,000
Warrants	500,000	500,000
Related party convertible debt and accrued interest	4,781,526	479,551
Senior convertible debt	21,972,557	-
Vendor settlement payable	-	460,200
Contingent liability – advisory fees	3,710,796	371,542
Total	75,316,079	28,611,293

DRONE USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. As of September 30, 2017, the Company did not report any segment information since the Company only generates sales from its subsidiary, HowCo.

Recent Accounting Pronouncements

In May 2014, the FASB issued a new accounting standard that attempts to establish a uniform basis for recording revenue to virtually all industries financial statements, under U.S. GAAP as amended in March 2016 and April 2016. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. In order to accomplish this objective, companies must evaluate the following five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. There are three basic transition methods that are available - full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. guidance at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. Prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. guidance. For public business entities, this standard is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is prohibited. The Company does not believe that the adoption of this new accounting standard to have a material impact on its consolidated financial position and results of operations.

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

NOTE 3 - ACQUISITION OF SUBSIDIARY

On September 9, 2016, the Company purchased HowCo, a Washington-based entity with customers in the U.S. federal government and Department of Defense. The Company acquired all outstanding shares of stock of this entity. In exchange for these shares, the Company paid $2,600,000 in cash and issued a note payable in the amount of $900,000, bearing interest of 5.5%, with a maturity date of September 9, 2017. In addition to the payment in the form of cash and notes, warrants for 500,000 shares of common stock and additional contingent earn-out payments with an estimated fair value of $129,000, were also required. The warrants were granted with an exercise price of $0.01 per share, vested immediately, and have a five year term. Assumptions related to the estimated fair value of these warrants on their date of grant, which the Company estimated using the Black-Scholes option pricing model, are as follows: risk-free interest rate of approximately 1.22%; expected divided yield of 0%; expected option life of 2.5 years; and expected volatility of approximately 841%. The aggregate grant date fair value of the warrants amounted to $180,000.

The expected benefits from the purchase of HowCo include immediate revenues and cash flows to the Company. In addition, HowCo’s relationship with the United States Department of Defense and Defense Logistics Agency will help Drone achieve its goal of selling its products to the United States governmental agencies. HowCo may also serve as a supply chain for our future California factory.

The purchase price exceeded the fair value of net assets acquired by $3,769,765. The Company allocated $1,060,000 to the customer list which will be amortized over a 48 month period. The balance was allocated to goodwill and tradename. The results of operations of HowCo are included in the consolidated results of operations of the Company from the effective date of September 10, 2016. For the period from the effective date of September 10, 2016 to September 30, 2016, revenues and net loss included in the consolidated statements of operations from HowCo amounted to $1,119,748 and $18,664, respectively. Total acquisition related costs expensed were approximately $100,000 for the year ended September 30, 2016.

DRONE USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

In connection with the purchase, the Company entered into two employment agreements with the former owner/operators of HowCo. The Company determined that the consideration under these employment agreements did not qualify as additional purchase consideration.

The purchase price is summarized as follow:

Cash	$2,600,000
Promissory note	900,000
Warrants	180,000
Earn-out provision	129,000
$3,809,000

At September 9, 2016, the fair value of the assets acquired and liabilities assumed from HowCo were as follows:

Assets Acquired
Cash	$165,485
Accounts receivable	780,119
Inventory	564,086
Goodwill	2,410,335
Tradename	760,000
Customer list	1,060,000
Other	1,047
5,741,072
Liabilities Assumed
Accounts payable	1,392,661
Accrued expenses and other current liabilities	78,841
Deferred tax liability	460,570
1,932,072
Purchase Price	$3,809,000

Goodwill is not expected to be deductible for income tax purposes.

For the year ended September 30, 2016, the following unaudited pro forma consolidated results of operations have been prepared as if the combination of HowCo had occurred as of October 1, for each period presented.

For the Year Ended September 30, 2016
Approximate Net Revenues	$19,870,000
Approximate Net Loss	$(5,500,000)
Net Loss Per Share	$(0.06)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 4 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable at September 30, 2017 and 2016 is as follow:

	September 30, 2017	September 30, 2016
Accounts receivable	$1,169,091	$865,775
Reserve for doubtful accounts	-	-
	$1,169,091	$865,775

DRONE USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 5 - INVENTORY

At September 30, 2017 and 2016, inventory consists of finished goods and was valued at $681,057 and $1,391,439, respectively.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

At September 30, 2017 and 2016, the carrying amount of goodwill amounted to $2,410,335 and $2,410,335, respectively. On September 30, 2017, the Company adopted ASU 2017-04 which revises the method of conducting an impairment test for goodwill.

At September 30, 2017 and 2016, the carrying amount of tradename amounted to $760,000 and $760,000, respectively.

At September 30, 2017 and 2016, intangible assets other than goodwill consisted of:

	September 30, 2017	September 30, 2016
Customer list	$1,060,000	$1,060,000
Less: accumulated amortization	(279,719)	(14,722)

	$780,281	$1,045,278

The customer list is being amortized over 48 months from the acquisition date. Amortization expense for the years ended September 30, 2017 and 2016 was $264,997 and $14,722, respectively.

Future amortization expense of the customer list is as follows:

For the Years Ending September 30,
2018	$265,000
2019	265,000
2020	250,281
Total	$780,281

The Company conducted its goodwill and its intangible assets impairment test as of September 30 , 2017 and determined that no impairment was required as the asset values were supported by the historical , current and projected net income and positive cash flows of the Company’s subsidiary, HowCo.

NOTE 7 - LINE OF CREDIT - BANK

The Company has a revolving line of credit with a financial institution. This revolving line of credit is in the amount of $50,000, and is personally guaranteed by the Company’s Chief Executive Officer (“CEO”). The line bears interest at a fluctuating rate equal to the prime rate plus 4.25%, which at September 30, 2017 and 2016 was 8.5% and 7.75%, respectively. As of September 30, 2017, the balance of the line of credit was $48,506 with $1,494 available.

NOTE 8 - SETTLEMENT PAYABLE - VENDOR

During August 2016, the Company entered into a settlement agreement with a third party who had purchased certain payables from the Company’s vendors of $102,103. The agreement provides for the issuance of free trading shares of common stock under the 3(a)(10) exemption as satisfaction of the settlement to this third party. The conversion rate will be based upon a discount of 35% to the lowest intraday price during the ten-day period prior to the request for the shares of common stock. This settlement payable qualifies as stock settled debt under ASC 480 and a debt premium of $54,979 was recorded with a charge to interest expense on the note date. In addition, 11,500 shares were issued as a settlement fee. In connection with this agreement, the Company was required to reserve 2,000,000 shares of common stock related to this transaction. As of September 30, 2016, the balance of this note was $75,382 including remaining premium of $26,384 as a result of the issuance of 57,000 shares to satisfy $81,700 of the debt including premium of $28,595. In October and November 2016, the balance of the loan was satisfied through the issuance of an additional 460,200 shares of common stock. Upon satisfaction of the debt the remaining reserved shares were released.

DRONE USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 9 - NOTE PAYABLE – SELLER

In connection with the acquisition of HowCo, the Company issued a note payable in the amount of $900,000 to the sellers of HowCo. The note matured on September 9, 2017 and bears interest at 5.50% per annum. The note requires payment of unpaid principal and interest upon maturity. The note is secured by all assets of HowCo Distribution Co. and subordinated to the Senior Secured Credit Facility discussed below. The note is currently in default and the default interest rate is 8% per annum. At September 30, 2017, accrued interest on this note amounted to $53,682.

NOTE 10 - CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

The Company has an $840,000 convertible note payable (“Note 1”) to a related party entity controlled by the Company’s CEO. Note 1 bears interest at an annual rate of 7% with an original maturity date of June 11, 2017 that was extended to December 11, 2017, at which time all unpaid principal and interest is due. The holder of Note 1 has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. As of September 30, 2017 and 2016, Note 1 has not been converted and the balance of the note was $688,444 and $692,126, and accrued interest was $77,776 and $28,034, respectively. This note is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula. On December 10, 2017, the due date of Note 1 was extended to June 11, 2018.

The Company has a convertible note payable (“Note 2”) with the Company’s CEO. Note 2 bears interest at an annual rate of 7% with a maturity date of December 31, 2017, at which time all unpaid principal and interest is due. The holder of Note 2 has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. As of September 30, 2017 and 2016, Note 2 has not been converted and the balance was $122,000 and $117,000, and accrued interest was $10,707 and $2,093, respectively. This note is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula. On December 15, 2017, the due date of Note 2 was extended to July 2, 2018.

NOTE 11 - CONVERTIBLE NOTE PAYABLE AND ADVISORY FEE LIABILITIES

Effective September 13, 2016 (“Effective Date”), the Company entered into a senior secured credit facility note (the “Agreement”) with an investment fund to provide capital for the acquisition of HowCo. The Company can borrow up to $6,500,000, subject to lender approval, with an initial convertible promissory note at closing of $3,500,000 (the “Convertible Note”). The Convertible Note bears interest at a rate of 18% per annum, requires monthly payments of $52,500 which is interest only starting on October 13, 2016 through February 13, 2017, and monthly payments, including interest and principal, of $298,341 starting on March 13, 2017 through maturity on March 13, 2018. Events of default are defined in the Agreement and Convertible Note. In the event of default the Convertible Note balance will bear interest at 25% per annum. In connection with this Agreement, the Company was obligated to pay additional advisory fees of $850,000 payable in the form of cash or common stock in accordance with the terms of the Agreement. The Company was also required to reserve 7,000,000 shares of common stock related to this transaction. The reserved shares will be released upon the satisfaction of the loan.

In the event the lender makes additional loans under the Agreement, the Company agrees to pay additional advisory fees under similar terms as the $850,000 fee. As of September 30, 2017, the Company issued 539,204 shares of common stock in satisfaction of the $850,000 in accordance with the terms of the agreement, such shares being issued in September 2016. Based upon the value of the shares, at the time the lender sells the shares, of which none were reported as sold by the lender as of September 30, 2017, the Company may be required to redeem unsold shares for the difference between the $850,000 and the lender’s sales proceeds. Accordingly, the $850,000 has been reflected as a current liability as of September 30, 2017 and 2016. Notwithstanding anything contained in the Agreement to the contrary, in the event the Lender has not realized net proceeds from the sale of Advisory Fee Shares equal to at least the Advisory Fee by the earlier to occur of: (A) the twelve (12) month anniversary of the Effective Date; (B) the occurrence of an Event of Default; or (C) the Maturity Date, then at any time thereafter, the Lender shall have the right, upon written notice to the Borrower, to require that the Borrower redeem all Advisory Fee Shares then in Lender’s possession for cash equal to the Advisory Fee, less any cash proceeds received by the Lender from any previous sales of Advisory Fee Shares, if any. In the event such redemption notice is given by the Lender, the Borrower shall redeem the then remaining Advisory Fee Shares in Lender’s possession for an amount of Dollars equal to the Advisory Fee, less any cash proceeds received by the Lender from any previous sales of Advisory Fee Shares, if any, payable by wire transfer to an account designated by Lender within five (5) Business Days from the date the Lender delivers such redemption notice to the Borrower.

DRONE USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

As of September 30, 2017 and 2016, the Convertible Note payable has not been converted and the principal balance of the Convertible Note was $3,500,000 and $3,500,000 and accrued interest was $169,417 and $31,500, respectively.

The Convertible Note is only convertible upon default or mutual agreement by both parties at a conversion rate of 85% of the lowest of the daily volume weighted average price of the Company’s common stock during the 5 business days immediately prior to the conversion date. Once a default occurs the Convertible Note will be accounted for as stock settled debt at its fixed monetary value and any shares issued upon conversion are also subject to a make whole provision similar to that described above for the $850,000 advisory fee payable. On March 13, 2017 the Company defaulted on the monthly principal and interest payment of $298,341. Due to this default, as of March 31, 2017, the Company has accounted for the embedded conversion option as stock settled debt and recorded a debt premium of $617,647 with a charge to interest expense, and the interest rate increased to 25% (default rate). The Company has been making interest-only payments of $52,500 each month, however, the Company has not made the full default interest payment of $72,917 per month. On April 13, 2017 the Company received a default notice from the lender and was given a 10-day period to cure the default. Such cure did not occur as of September 30, 2017. The lender has not notified the Company of any intention to convert the debt into shares and has not provided a notice to accelerate principal payments or advisory fee payments, however, in the default notice they reserved the right to do so at any time after the expiration of the cure period. The Company is currently in discussion with the lender to restructure the debt. The Company has not made the required monthly principal payments since March 2017.

On March 28, 2017, the Company entered into an agreement with the above senior secured credit facility lender to receive a range of advisory services for a total of $1,200,000 with no definitive terms or length of service which is expensed and recorded as an accrued liability – advisory fees as of September 30, 2017. If the Company is a quoted company on any listed exchange, the senior secured credit facility lender will accept a single preferred share convertible into common stock never to exceed 4.99%. The number of shares issued will be set at 100% of the amount due up to availability and subject to a make whole provision. The advisory fee, totaling $1,200,000, was earned upon execution of the agreement and is reported in selling, general, and administrative expenses in the consolidated statements of operations for the year ended September 30, 2017.

The senior secured credit facility note balance was as follows at September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
Principal	$3,500,000	$3,500,000
Premium	617,647	-
Unamortized discount	(338,075)	(1,075,715)
	3,779,572	2,424,285
Non-current	-	1,361,624
Current	$3,779,572	$1,062,661

For the years ended September 30, 2017 and 2016, amortization of debt discount amounted to $737,640 and $30,735, respectively.

NOTE 12 - STOCKHOLDERS’ DEFICIT

Preferred Stock

As of September 30, 2017, the Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock, with designations, voting, and other rights and preferences to be determined by the Board of Directors of which 4,999,750 remain available for designation and issuance.

As of September 30, 2017 and 2016, the Company has designated 250 shares of $0.0001 par value Series A preferred stock, of which 250 shares are issued and outstanding. These preferred shares have voting rights per share equal to the total number of issued and outstanding shares of common stock divided by 0.99.

DRONE USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

Common Stock

Stock Incentive Plan

The Company established its 2016 Stock Incentive Plan (the “Plan”) that permits the granting of incentive stock options and other common stock awards. The maximum number of shares available under the Plan is 100,000,000 shares. The Plan is open to all employees, officers, directors, and non-employees of the Company. Option granted under the Plan will terminate and may no longer be exercised (i) immediately upon termination of an employee or consultant for cause or (ii) one year after termination of employment, but not later than the remaining term of the option. As of September 30, 2017, 55,648,800 awards remain available for grant under the Plan.

Recapitalization of Company

In January 2016, 2,532,196 shares of common stock were deemed issued to existing holders of Texas Wyoming Drilling, Inc. in connection with the recapitalization transaction with Texas Wyoming Drilling, Inc.

Common Stock Issued for Settlement Payable Conversion

During fiscal 2016, the Company issued 57,000 shares of common stock upon conversion of $53,105 of the settlement payable - vendor and $28,595 of the premium was reclassified to equity.

In October and November 2016, the Company issued an aggregate of 460,200 common shares upon conversion of the remaining settlement payable - vendor of $48,998 and the remaining premium of $26,384 was reclassified to equity.

Shares Issued Subject to Make-Whole Provision

In September 2016, the Company issued 539,204 shares of common stock as payment of an $850,000 advisory fee related to the senior secured credit facility agreement (see Note 11).

Shares Issued for Cash

In September 2016, the Company sold 270,271 shares of common stock at $0.37 per share for proceeds of $100,000.

Shares Issued for Services

In August 2016, the Company issued 11,500 shares of common stock as payment of the settlement fee related to the settlement payable - vendor. The shares were valued at $2.68 per share based on the quoted trading price on the grant date for total expense of $30,820.

In October 2016, the Company issued 115,000 shares of common stock to an entity as payment for acquisition-related services valued at $57,500.

In February 2017, the Company issued 400,000 vested shares of common stock to an entity as payment for consulting services rendered. As the shares fee is considered contractually earned upon the execution of the agreement, the shares were valued on the February 17, 2017 measurement date at $0.23 per share or a total of $92,000 based on the quoted trading price and amortized over the 6-month term of the agreement. In June 2017, upon renewal of the agreement, the Company issued an additional 400,000 vested shares of common stock to this entity as payment for consulting services rendered valued at $93,160, or $0.2329 per share, based on the quoted trading price. In connection with the issuance of these shares, during the year ended September 30, 2017, the Company recorded professional fees of $141,380 and a prepaid expense of $43,780 which will be amortized into professional fees over the remaining service period.

DRONE USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

On September 1, 2017, the Company entered into a consulting agreement with an individual. In connection with this agreement, the Company agreed to issue 10,000 common shares per month until the agreement is terminated. As of September 30, 2017, 10,000 common shares were issuable pursuant to the agreement. These shares were valued on the vesting date of September 1, 2017 at $1,764, or $0.1764 per shares based on the quoted trading price. In connection with these shares, during the year ended September 30, 2017, the Company recorded professional fees of $1,764. This agreement was terminated in December 2017.

Stock Options

On July 1, 2016, the Company granted options under the 2016 Stock Incentive Plan to purchase 22,500,000 shares of its common stock to several employees, and an additional 4,300,000 to certain non-employees for services at an exercise price of $0.20 per share. The fair value of the shares of the underlying common stock at the date of grant based on the quoted trading price was $0.20 per share. 20,000,000 of the options issued to certain employees and 4,000,000 of the options issued to one consultant vested immediately and have a ten year term. The remaining 2,800,000 options cliff vest 50% per year over the following two year period and have a ten year term. Assumptions related to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model, are as follows: risk-free interest rate of approximately 1.46%; expected divided yield of 0%; expected option life of 5 years for the shares that vest immediately; expected option life of 5.75 years for the shares that vest over a two year period using the simplified method; and expected volatility of approximately 841%. The value of the options granted to non-employees which vested over time are remeasured at each reporting date until vesting occurs. The aggregate grant date fair value of these awards, as adjusted to apply variable measurement date accounting for non-employee awards, amounted to $5,579,990 as of September 30, 2016. The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period.

For the year ended September 30, 2017, the Company granted options under the 2016 Stock Incentive Plan to purchase 15,566,200 shares of its common stock to several employees, and 10,485,000 shares of its common stock to certain non-employees at exercise prices ranging from $0.20 to $0.24 per share with vesting terms ranging from immediately vesting to 5 years to employees and certain consultants, respectively. The options were valued at the grant date and remeasurement date using a Black-Scholes option pricing model with the following assumptions; risk-free interest rate of 1.46%, expected dividend yield of 0%, expected option term of 1.75 to 5 years for the shares that vested immediately and 5.75 to 6.5 years for those with vesting terms using the simplified method and expected volatility ranging from 117% to 125%. The value of the options granted to non-employees which vested over time are remeasured at each reporting date until vesting occurs. The aggregate grant date fair value of these awards, as adjusted to apply variable measurement date accounting for non-employee awards, amounted to $3,863,388 as of September 30, 2017. The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period.

For the years ended September 30, 2017 and 2016, the Company recorded $1,836,514 and $4,897,499 of compensation and consulting expense related to stock options, respectively. Total unrecognized compensation and consulting expense related to unvested stock options at September 30, 2017 amounted to $2,485,685. The weighted average period over which share-based compensation expense related to these options will be recognized is approximately 3 years.

For the years ended September 30, 2017 and 2016, a summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at October 1, 2015	-	$-	-	$-	$-
Granted	26,800,000	0.20	-	0.20	-
Outstanding at September 30, 2016	26,800,000	$0.20	9.80	$-	$19,564,000
Granted	26,051,200	0.21	-	0.15	-
Forfeited	(8,500,000)	0.20	-		-
Outstanding at September 30, 2017	44,351,200	$0.21	9.27	$-	$0
Exercisable at September 30, 2017	26,925,000	$0.21	6.47	$-	$0

All options were issued at an options price equal to the market price on the date of the grant.

DRONE USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

Warrants

On September 9, 2016, 500,000 5-year warrants exercisable at $0.01 per share were issued as part of the consideration for the HowCo acquisition. These warrants were valued at aggregate of $180,000 (see Note 3).

For the years ended September 30, 2017 and 2016, a summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at October 1, 2015	-	$-	-	$-	$-
Issued	500,000	0.01	-	0.36	-
Outstanding at September 30, 2016	500,000	0.01	9.98	-	461,650
Issued	-	-	-	-	-
Outstanding at September 30, 2017	500,000	$0.01	8.98	$-	$95,000
Exercisable at September 30, 2017	500,000	$0.01	8.98	$-	$95,000

NOTE 13 - DEFINED CONTRIBUTION PLAN

In August 2016, Drone established a qualified 401(k) plan with a discretionary employer matching provision. All employees who are at least twenty-one years of age and no minimum service requirement are eligible to participate in the plan. The plan allows participants to defer up to 90% of their annual compensation, up to statutory limits. Employer contributions charged to operations for the years ended September 30, 2017 and 2016 was $9,230 and $0, respectively.

The Company’s subsidiary, HowCo, is the sponsor of a qualified 401(k) plan with a safe harbor provision. All employees are eligible to enter the plan within one year of the commencement of employment. Employer contributions charged to expense for the years ended September 30, 2017 and 2016 was $25,621 and $0, respectively.

NOTE 14 - RELATED PARTY TRANSACTIONS

On October 1, 2016, the Company entered into employment agreements with two of its officers. The employment agreement with the company's President and CEO provides for annual base compensation of $370,000 for a period of three years, which can, at the Company's election, be paid in cash or Common Stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity a provision for the equivalent of 12 months’ base salary, and an additional one-time severance payment of $2,500,000 upon termination under certain circumstances, as defined in the agreement. The employment agreement with the Company's Treasurer and CFO provides for annual base compensation of $250,000 for a period of three years, which can, at the Company's election, be paid in cash or Company Common Stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity grants, a provision for the equivalent of 12 months’ base salary and an additional one-time severance payment of $1,500,000 upon termination under certain circumstances, as defined in the agreement. On July 10, 2017, the CFO of the Company and also a member of the Board resigned. Pursuant to the employment agreement, this employee is not eligible for the one-time severance payment of $1,500,000 and accordingly, the final balance of accrued wages due to this former CFO as of September 30, 2017 due of approximately $93,000 which is included in accrued expenses on the accompanying consolidated balance sheet.

During 2016, Company entered into an employment agreement with the Company’s former Chief Strategy Officer which provided for annual base compensation of $400,000 for a period of three years and provided for other additional benefits as defined in the agreement including a signing bonus of $100,000 payable during the first year of employment. As of September 30, 2017 and 2016, the bonus has not been paid and is included in accrued expenses. On July 7, 2017, the former Chief Strategy Officer and member of the Board was terminated for cause and his 7,500,000 options were immediately forfeited (See Notes 12 and 16).

Since July 2017, the Company utilizes the office space and equipment of an entity in West Haven, Connecticut related to the Company’s CEO at no cost.

DRONE USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

The Company has certain convertible notes payable to related parties (see Note 10).

NOTE 15 - INCOME TAXES

Prior to January 26, 2016, Drone USA, LLC was a single member limited liability company. As such, the sole member of the Company is required to include the Company’s taxable income or loss on his individual income tax return. The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statement and tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

As of September 30, 2017, the Company has net operating loss carryforwards of approximately $8,466,300 to reduce future taxable income through 2037. A valuation allowance for the entire deferred tax assets has been established as of September 30, 2017 and 2016.

The provision for (benefit from) income taxes consists of the following:

	Year Ended September 30, 2017	Year Ended September 30, 2016
Current
Federal	$-	$-
State	50	50
	50	50
Deferred
Federal	-	(371,000)
State	-	(89,570)
	-	(460,570)
Total income tax provision (benefit)	$50	$(460,520)

A reconciliation of the provision for income taxes at the federal statutory rate of 35% to the Company’s provision for income tax is as follows:

	Year Ended September 30, 2017	Year Ended September 30, 2016
U.S. Federal (tax benefit) provision at statutory rate	$(2,739,427)	$(2,243,836)
State (tax benefit) income taxes, net of federal benefit	(624,516)	(500,697)
Permanent differences	152,532	169,807
Changes in valuation allowance	3,211,461	2,114,206
Total	$50	$(460,520)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	September 30, 2017	September 30, 2016
Deferred Tax Assets
Stock-based compensation	$1,986,087	$1,984,035
Net operating losses	3,678,613	577,103
Other	-	7,242
Total deferred tax assets	5,664,700	2,568,380
Valuation allowance	(5,325,667)	(2,114,206)
Net deferred tax assets	339,033	454,173

Deferred Tax Liabilities
Identifiable intangibles - HowCo Purchase	(339,033)	(454,173)
Total deferred tax liabilities	(339,033)	(454,173)
Net deferred tax	$-	$-

DRONE USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets in the U.S. can be realized as of September 30, 2017 and 2016, accordingly, the Company has recorded a full valuation allowance on its U.S. deferred tax assets.

The following table displays by contributing factor the changes in the valuation allowance for deferred tax assets since October 1. 2015:

	Year Ended September 30, 2017	Year Ended September 30, 2016
Balance - beginning of year	$2,114,206	$-
Net operating loss generated/(utilization, expiration)	3,101,510	577,103
Deferred tax assets decrease/(increase)	109,951	1,537,103
Balance - end of year	$5,325,667	$2,114,206

The Company files income tax returns in the United States on federal basis and various states. The Company is not currently under any international or any United States federal, state and local income tax examinations for any taxable years. All of the Company’s net operating losses are subject to tax authority adjustment upon examination.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters

In connection with the merger with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the Company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

During the quarter ended June 30, 2017, the Company received demands for non-payment of five months of rent for its New York location. In July 2017, the Company vacated the New York premises. Subsequent to June 30, 2017, a lawsuit was filed in the Supreme Court of the State of New York for an alleged breach of a Service Agreement for approximately $63,000 in connection with the lease the Company entered into for its former office space in New York. As of September 30, 2017, the Company accrued into accounts payable approximately $63,000 pursuant to ASC 420-10-30 “Cost to Terminate an Operating Lease”. In October 2017, the Company entered into a settlement agreement with the New York lease landlord and paid $30,000 in full settlement and recorded a settlement gain of approximately $33,000.

The Company has filed a lawsuit against the former Chief Strategy Officer and member of the Board, who was terminated for cause on July 7, 2017, for breach of contract, breach of the covenant of good faith and fair dealing, and violation of the California Business & Professions Code. On July 31, 2017, the former Chief Strategy Officer and member of the Board subsequently filed a counterclaim against the Company seeking, among other items, damages in excess of $900,000, prejudgment interest, and reimbursement of legal fees. The Company believes it will prevail in this matter and therefore has not accrued any additional liabilities. Prior to the termination and as of September 30, 2017, there was accrued a 401(k) matching contribution of $9,230 and a $100,000 sign on bonus.

DRONE USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

On August 9, 2017, a lawsuit was filed by an investor relations firm against the Company in the Supreme Court, Westchester County (Index No. 61772/2017). The complaint alleged two causes of action, one for goods and services furnished and one for an account stated, in the amount of $74,325. The plaintiff obtained a default judgment. The Company has filed an Order to Show Cause to vacate the default judgment on the grounds that the service of the complaint was invalid. The court granted the Company’s Order to Show Cause on December 19, 2017 and set the hearing on the Order to Show Cause for January 12, 2018. The Company intends to contest any claim of damages by the plaintiff on the grounds that it failed to perform its obligations under the agreement between the two companies, however as of September 30, 2017, approximately $70,000 was recorded as accounts payable.

As of September 30, 2017, the Company has received demand for payment of past due amounts for services by several consultants and service providers.

Commitments

Exclusive Agreement

On June 1, 2016, the Company entered into an exclusive agreement with a Brazilian entity in the drone technology market. The agreement provides that the Company will acquire exclusive rights to this entity’s UAV technology and intellectual property that includes research and development efforts completed by this entity. The Company will also secure exclusive export and representation rights to this entity’s products along with the non-binding option to acquire full ownership of this entity for $1 million should the companies agree at a later date it would be in the best interest of both businesses. As consideration for this agreement, the Brazilian entity CEO was appointed to the position of Chief Technology Officer of the Company and granted an option for 2,000,000 shares of common stock.

Consulting Agreements

In June 2017, the Company entered into an agreement with an investment bank to provide placement agent services on an exclusive basis as it relates to a private placement (“the placement”). The agreement calls for the investment bank to receive 9% of the gross proceeds of the placement and 2.5% warrant coverage of the amount raised. The warrants shall entitle the investment bank to purchase securities of the Company at a purchase price equal to 110% of the implied price per share of the placement or 100% of the public market closing price of the Company’s common stock on the date of the placement, whichever is lower. The warrants shall have a term of five years after the closing of the placement. The agreement expired on September 30, 2017 but the terms of the agreement are effective for certain capital raised subsequent to September 30, 2017 (see Note 18).

Lease Obligations

The Company entered into an agreement with a manufacturer in Pismo Beach, California. The agreement provides for certain services to be provided by the manufacturer as needed by the Company. The agreement has an initial term of three years with one year renewals. In connection with this agreement, the Company has agreed to sublease space based in San Luis Obispo, California from the manufacturer for the purposes of the development and manufacturing of unmanned aerial vehicles. The lease provides for base monthly rent of approximately $15,000 for the initial term to be increased to $16,500 per month upon extension. The lease term begins February 1, 2017 and expires January 31, 2019 with the option to extend the term an additional 24 months. However, the Company never took possession of the premises and in July 2017, the Company made a decision to not take possession of the premises. The Company is in default of the rent payments and had received verbal demand of payments. As of September 30, 2017, the Company has not made any of the required monthly rent payments in connection with this agreement. As of September 30, 2017, the Company had accrued into accounts payable the remaining amounts due under the term of the lease for a total accrual of $360,000 pursuant to ASC 420-10-30.

In May 2017, the Company extended HowCo’s office lease through May 30, 2020. The lease requires monthly payments including base rent plus CAM with annual increases. Future minimum lease payments under non-cancelable operating leases at September 30, 2017 are as follows:

Years ending September 30,	Amount
2018	58,724
2019	60,136
2020	40,736
Total minimum non-cancelable operating lease payments	$159,596

DRONE USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

For the years ended September 30, 2017 and 2016, rent expense amounted to $496,352 and $33,295, respectively.

Purchase commitments

The Company entered into agreements to act as a distributor or dealer with third party drone suppliers. Some of these agreements require the Company to maintain certain levels of inventory of the supplier’s products. Such levels of inventory are not quantifiable as of the date of this report.

NOTE 17 - CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At September 30, 2017, cash in bank exceeded the federally insured limits of $250,000 by $122,100. The Company has not experienced any losses in such accounts through September 30, 2017.

Economic Concentrations

With respect to customer concentration, three customers accounted for approximately 65%, 11%, and 12%, of total sales for the year ended September 30, 2017. Three customers accounted for approximately 51%, 20% and 12% of total sales for the period ended September 30, 2016.

With respect to accounts receivable concentration, three customers accounted for approximately 59% of total accounts receivable at September 30, 2017. Two customers accounted for approximately 51% and 13% of total accounts receivable at September 30, 2016.

With respect to supplier concentration, two suppliers accounted for approximately 41% and 15% of total purchases for the year ended September 30, 2017. Two suppliers accounted for approximately 50% of total purchases at September 30, 2016.

With respect to accounts payable concentration, two suppliers accounted for approximately 42% and 11% of total accounts payable at September 30, 2017. Three suppliers accounted for approximately 76% of total accounts payable at September 30, 2016.

With respect to foreign sales, it totaled approximately $153,000 for the year ended September 30, 2017.

NOTE 18 - SUBSEQUENT EVENTS

Legal Matters

During the quarter ended June 30, 2017, the Company received demands for non-payment of rent for its New York location. In July 2017, the Company vacated the New York premises. Subsequent to June 30, 2017, a lawsuit was filed in the Supreme Court of the State of New York for an alleged breach of a Service Agreement for approximately $63,000 in connection with the lease the Company entered into for its former office space in New York. As of September 30, 2017, the Company accrued approximately $63,000 pursuant to ASC 420-10-30 “Cost to Terminate an Operating Lease”. In October 2017, the Company entered into a settlement agreement with the New York lease landlord and paid $30,000 in full settlement and recorded a settlement gain of approximately $33,000.

Consulting Agreement

On September 1, 2017, the Company entered into a consulting agreement with an individual. In connection with this agreement, the Company agreed to issue 10,000 common shares per month until the agreement is terminated. For the months of October and November 2017, the Company is obligated to issue 20,000 shares of its common stock pursuant to this agreement. As if the date of this report, these shares are issuable. This agreement was terminated in December 2017.

DRONE USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

Promissory Note

On October 19, 2017, the Company entered into a loan agreement with a third party entity under which the Company received approximately $232,500, net of fees and expenses, in return for issuing a promissory note (the “Note”) in the principal amount of $250,000. The Note bears interest at 12% (18% default rate) per annum and has a maturity date of April 20, 2018. The Note may be prepaid in full or in part with additional premium or penalty. The Note is secured by certain assets of the Company’s CEO, certain assets of HowCo and all of the assets of Drone USA as a junior security interest to the first secured interest of the senior lender. Additionally, the loan is guaranteed by the Company’s CEO.

Convertible Debt

In July 2017, the FASB issued Accounting Standards Update No. 2017-11 Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815) (“ASU 2017-11”), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, ASU 2017-11 requires entities that present earnings per share (EPS) in accordance with ASC Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. For the Company, ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company adopted this standard on October 1, 2017.

On October 5, 2017, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) under which the Company received $78,500, net of $21,500 in fees and expenses to be recorded as a debt discount and amortized to interest expense over the Note term, in return for issuing a convertible promissory note (the “Note”) in the principal amount of $100,000. Power Up received a right of first refusal for the first nine months from the date of the Note to provide any debt or equity financing less than $150,000. The Note bears interest at 10% per annum and has a maturity date of July 15, 2018. The Note may be prepaid at a premium ranging from 112% to 137% depending on the length of time following the date of the Note. The Note is convertible after 180 days into shares of the Company’s common stock at a discount of 35% of the average of the two lowest closing bid prices of Drone USA’s common stock 15 days prior to the date of conversion and the maximum number of shares issued to Power Up may not exceed 4.99% of the issued and outstanding shares of the Company’s common stock. The Note is subject to customary default provisions, including a cross default provision. The Company’s CEO entered into a confession of judgment in the principal amount of the Note. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $53,846 with a charge to interest expense.

On November 9, 2017, the Company received a first tranche payment of $75,500 under the terms of a Securities Purchase Agreement dated October 25, 2017, with Crown Bridge Partners, LLC (“Crown Bridge”) under which the Company issued to Crown Bridge a convertible note in the principal amount of $105,000 and a five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.35 as a commitment fee which is equal to the product of one-third of the face value of each tranche divided by $0.35. The warrants have full ratchet price protection and cashless exercise rights. The convertible note (the “Note”) issued to Crown Bridge is in the principal amount of $105,000, has an original issue discount of $10,500 and issue costs of $19,000 both of which are recorded as debt discount along with the warrant relative fair value to be amortized over the twelve month term of this tranche, bears interest of 10% (12% default rate) per annum, and has a maturity date of 12 months from the date of each tranche of payments under the Note with future tranches being at the discretion of Crown Bridge. The conversion rate for any conversion of unpaid principal and interest under the Notes is at a 35% discount to the lowest market price of the shares of the Company’s common stock within a 20 day trading period prior to the date of conversion to which an additional 10% discount will be added if the conversion price of the Company’s common stock is less than $0.05 per share and no shares of the Company’s common stock can be issued to the extent Crown Bridge would own more than 4.99% of the outstanding shares of the Company’s common stock and the conversion shares contain piggy-back registration rights. The Note is subject to customary default provisions including an event of default if the bid price of the Company’s common stock is less than its par value of $.0001 per share. The Company is entitled to prepay the Note between 30 days after its issuance until 180 days from its issuance at amounts that increase from 112% of the prepayment amount to 137% of the prepayment amount depending on the length of time when prepayments are made. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $56,538 with a charge to interest expense.

DRONE USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

On November 28, 2017, the Company received a payment of $84,000, net of issue costs of $23,500 to be recorded as a debt discount and amortized to interest expense over the Note term, under the terms of a Securities Purchase Agreement dated November 20, 2017, with Labrys Fund, LP (“Labrys”) under which Drone USA issued to Labrys (i) a convertible note (the “Note”) in the principal amount of $107,500 that bears interest of 10% (24% default rate) per annum and (ii) 335,938 shares of the Company’s common stock as a commitment fee which will be returned to the Company in the event that it pays all unpaid principal and interest under the Note within 180 days of November 20, 2017. The Note has a maturity date of nine months and a conversion rate for any unpaid principal and interest at a 35% discount to the market price which is defined as the average of the two lowest trading prices (defined as the lower of the trading price or closing bid price) for the Company’s common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the date of conversion. The conversion rate is further reduced if the Company enters into any section 3(a)(9) or 3(a)(10) transactions under the Securities Act of 1933, as amended, if the terms of those transactions offer greater discounts on conversion prices or a longer look back period for determining the conversion rate and under certain other enumerated events, including if the conversion price is less than $.01 per share or if the Company loses the “bid” price for its common stock ($0.0001 on the “ask” with zero market makers on the “bid” per Level 2 and/or a market such as OTC Pink). In addition, if the Company issues any shares of its common stock at less than the conversion price Labrys is entitled to full ratchet anti-dilution in such event. No shares of the Company’s common stock can be issued to the extent Labrys would own more than 4.99% of the outstanding shares of the Company’s common stock unless Labrys agrees to increase the ownership to 9.99%. The Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the Note (based on the conversion price of the Note in effect from time to time). Initially, the Company must instruct its transfer agent to reserve 6,198,049 shares of its common stock. The Note is subject to customary default provisions and also includes a cross-default provision as well as default being triggered if the Company loses the “bid” price for its common stock ($0.0001 on the “ask” with zero market makers on the “bid” per Level 2 and/or a market such as OTC Pink) and a $15,000 penalty if not paid by the maturity date. Drone USA is entitled to prepay the Note between the issue date until 180 days from its issuance but not thereafter.  The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $57,885 with a charge to interest expense.

On December 7, 2017, the Company received a payment of $79,000, net of an original issue discount of $5,800 and issue costs of $20,200 fees to be recorded as a debt discount and amortized to interest expense over the Note term, under the terms of a Securities Purchase Agreement dated November 21, 2017, with EMA Financial, LLC (“EMA Financial”) under which the Company issued to EMA Financial a convertible note (the “Note”) in the principal amount of $105,000 that bears interest of 10% (24% default rate) per annum. The Note has a maturity date of 12 months, has a conversion rate for any unpaid principal and interest and a conversion price which is the lower of (i) the closing sales price of the Company’s common stock on the trading day immediately preceding the date of funding and (ii) a 35% discount to (a) the lowest sales price of the shares of the Company’s common stock within a 20 day trading period including and immediately preceding the conversion date or (b) the lowest bid price on the conversion date, whichever is lower, and the conversion shares contain piggy-back registration rights. The conversion rate is further reduced under certain events, including if the closing sales price is less than $0.095 in which case the conversion rate is a 50% discount under the terms set forth above. No shares of the Company’s common stock can be issued to the extent EMA Financial would own more than 4.99% of the outstanding shares of the Company’s common stock. The Company also is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion or adjustment of the Note (based on the conversion price of the Note in effect from time to time) and initially must instruct its transfer agent to reserve 6,802,000 shares of common stock in the name of EMA Financial for issuance upon conversion. The Note is subject to customary default provisions and also includes a cross-default provision as well as default being triggered if the Company loses the “bid” price for its common stock ($0.0001 on the “ask” with zero market makers on the “bid” per Level 2 and/or a market such as OTC Pink). The Company is entitled to prepay the Note between the issue date until 180 days from its issuance at a premium of 135% of the unpaid principal and interest if paid within 90 days after the issue date and 150% thereafter. In connection with the issuance of this Note, the Company determined that the terms of the Note contain a conversion formula that caused variations in the conversion price resulting in the treatment of the conversion option as a bifurcated derivative to be accounted for at fair value. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date.

DRONE USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

On December 13, 2017, the Company received a payment of $63,000, net of original issue discount fees of $7,500 and $12,000 of issue costs to be recorded as debt discounts and amortized to interest expense over the Note term under the terms of a Securities Purchase Agreement dated December 8, 2017, with Morningview Financial, LLC (“Morningview Financial”) under which the Company issued to Morningview Financial a convertible note (the “Note”) in the principal amount of $82,500 that bears interest of 12% (18% default rate) per annum. The Note has a maturity date of 12 months and a conversion rate for any unpaid principal and interest and a conversion price which is a 35% discount to the lowest sales price of the shares of the Company’s common stock within a 20-day trading period including and immediately preceding the conversion date. The conversion rate is further reduced under certain events, including if the closing sales price is less than $0.05 in which case the conversion rate is a 45% discount under the terms set forth above. No shares of the Company’s common stock can be issued to the extent Morningview Financial would own more than 4.99% of the outstanding shares of the Company’s common stock. The Company also is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion or adjustment of the Note (based on the conversion price of the Note in effect from time to time). The Note is subject to customary default provisions and also includes a cross-default provision as well as default being triggered if the Company’s Trading Price as that term is defined in the Note is less than $.0001 or if a money judgment, writ or similar process shall be entered or filed against the Company or any of its subsidiaries for more than $50,000, and shall remain unvacated, unbonded or unstayed for a period of 20 days unless otherwise consented to by the holder of the Note. Additionally, upon default and default notice by the lender, the amount immediately due shall be increased to 150% or 200% of the outstanding principal and interest due depending upon the default provisions, plus default interest. The Company is entitled to prepay the Note between the issue date until 180 days from its issuance at a premium of 135% of the unpaid principal and interest. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $44,423 with a charge to interest expense.

On November 15, 2017, the Company executed a Liability Purchase Term Sheet with Livingston Asset Management (“Livingston”) under which Livingston agreed to purchase up to $10,000,000 that the Company owes to its creditors through direct purchase of the debts from the Company’s creditors in return for (i) a convertible note issued by the Company in the principal amount of $50,000 bearing interest of 10% per year to cover certain legal fees and other expenses of Livingston that matures in six months and is convertible into shares of our common stock at a 30% reduction off the lowest closing bid price for 20 trading days prior to the date of conversion, (ii) a convertible note subject to these same terms as the convertible note issued to Livingston payable to Scottsdale Capital Advisors in the principal amount of $15,000 as a placement agent fee and (iii) the right of Livingston to retain 30% of any negotiated reduction off the face amount of the liability the Company owes to such creditors. Following a court judgment for the liabilities purchased by Livingston, the Company will issue free trading shares of its common stock under section 3(a)(10) of the Securities Act to Livingston in the amount of such judgment in a series of tranches so that Livingston will not own more than 9.99% of our outstanding shares per tranche. The Company has accounted for the convertible promissory notes as stock settled debt under ASC 480 and recorded a debt premium of $27,857 with a charge to interest expense.

ITEM 9. CHANGES OF INDEPENDENT CERTIFYING ACCOUNTANT

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2017 that the Company’s disclosure controls and procedures were not effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, currently the same person to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of September 30, 2017, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were not effective as of September 30, 2017.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

Attached as exhibits to this Form 10-K are certifications of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Material Weakness Identified

Since the resignation of our former CFO in July 2017 we do not have a qualified in-house financial accounting expert to maintain our parent company and consolidation level books and records. To remediate this situation we have engaged outsourced accountants.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO/CFO, does not expect that the Disclosure Controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions of deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our number of directors is established at three, divided into three classes, designated as Class I, Class II and Class III. The term of the Class I directors will expire at the 2018 annual meeting of stockholders, the Class II directors will expire at the 2019 annual meeting of stockholders, and the term of the Class III directors will expire at the 2020 annual meeting of stockholders. A plurality of the votes of the shares of the registrant’s common stock present in person or represented by proxy at the annual meeting and entitled to vote on the election of directors are required to elect the directors. The Board members have three year terms and in the absence of a vote at an annual meeting of stockholders, they continue for successive three year terms until they are replaced or resign.

The following table sets forth certain information about our executive officers, key employees and directors as of December 15, 2017.

Name	Age	Position	Class
Michael Bannon	51	President, CEO, CFO, Director	III
David Y. Williams	60	Director	II
Rodrigo Kuntz Rangel	39	Chief Technology Officer, Director	I
Matthew Wiles	42	General Manager, Howco

Michael Bannon is President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, positions he has held since January 26, 2016.  Since 1994 he served and continues to serve as President of Abatement Industries Group, Inc., a company involved in addressing asbestos, lead, mold and PCB problems in commercial buildings.  He graduated from the University of Connecticut with a B.A. degree in 1993, received an M.B.A. degree from the University of New Haven in 1998, received an M.A. degree in Organizational Psychology in 2003 from the University of New Haven and became a Harvard Business School graduate in March 2011 when he completed Harvard Business School’s Owner President Program. We believe that Mr. Bannon is qualified to serve on our Board of Directors based upon his having successfully managed prior companies and his educational background in business.

Matthew Wiles has, since 2017, been the General Manager of Howco. From 2013 to 2014, Mr. Wiles was Director of Operations for Aero Kraft North in Portland, Oregon, a company involved in a specialty segment of aerospace manufacturing, for which he also served as a production manager from 2007 to 2010. From 2010 to 2013, Mr. Wiles was Route Operations Manager Sierra Springs Bottled Water (DS Waters), located in Portland, Oregon, that was a distributor of coffee and bottled water throughout the Northwest. From 2001 to 2007 Mr. Wiles was a Department Manager for Pella Windows, a vinyl window and door manufacturer for the construction industry. Mr. Wiles received his Bachelor of Business Administration degree from Warner Pacific College in Portland, Oregon.

David Y. Williams became a member of the Board on November 2, 2016. Currently Mr. Williams is a founder and principal of Strategic Gold Corporation, which buys, sells and vaults physical gold and silver. From April 2010 to December 2016, Mr. Williams was employed at Wellington Shields & Co., an investment bank, where he acted as floor broker at the New York Stock Exchange executing orders to purchase and sell securities for institutional clients. From April 2005 to April 2010 Mr. Williams was employed as a floor broker by KCCI and also served as a floor broker from 1987-1992 at RBC Dominion Securities (formerly Richardson Greenshields), a leading wealth management firm and at Glenwood Securities, a trading and execution firm. Mr. Williams also currently serves on the board of directors for Strategic Gold Corporation and Reference Point Physical Gold Fund and is a principal of Universal Services, a gold company based in the Bahamas. Mr. Williams graduated from West Point with a B.S. degree. We believe that Mr. Williams is qualified to be a member of the Board based upon his knowledge of Wall Street and financing which is important to us as we seek financings to achieve our business plan.

Rodrigo Kuntz Rangel became a member of the Board on April 3, 2017 and has been our CTO since June 2016.  Dr. Rangel has served as Scientific Director of IBRV, the BRVANT Institute of Technology, a non-profit Institute since August 2013.  Since February 2009 Dr. Rangel has served and continues to serve as CEO of BRVANT Technologic Solutions, a Brazilian company that specializes in development of UAV, UGV and USV systems.  From 2002 to 2009 he was Product Development Engineer at Embraer SA, working with the development of avionics, electronic and software systems for military and civil aircraft. Dr. Rangel has specialized in aircraft manufacture engineering through his research activities with the Embraer Engineering Specialization Program. Dr. Rangel also studied computer, robotics, lasers and virtual reality systems applied to flight simulators at the Institute for Advanced Studies (IEAv) as a São Paulo State Foundation for Research Support (FAPESP) scholar.  Dr. Rangel received a B.S. degree in Computer Engineering, M.S. and PhD degrees in Computer and Electronics Engineering from the Technological Institute of Aeronautics in Sao Jose dos Campos, Brazil.

Board Composition and Election of Directors

Our board of directors is currently authorized to have five members, and consists of, three members following the resignations on August 17, 2017 of Paul Charles Joy and Kathryn Joy, the founders of Howco. In accordance with the terms of our current certificate of incorporation and by-laws, the term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified.

Director Independence

Our board of directors has determined that David Y. Williams is independent as defined under NASDAQ Marketplace Rules.

There are no family relationships among any of our directors or executive officers.

Board Committees

Our board of directors does not have a separate, standing audit committee nor a nominating or governance committee. The full board of directors performs the function of an audit committee. We believe that David Y. Williams qualifies as an “audit committee financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K.

There are no family relationships among any of our directors, executive officers, or advisors.

Nominating Procedures

During the fiscal year ended September 30, 2017, there were not any material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Directors’ Fees

No compensation has been paid to any individual for services rendered as a director.

Compliance with Section 16(a) of the Securities Exchange Act

Not Applicable

Code of Ethics

We have adopted a Code of Ethics for all officers and directors which is filed as Exhibit 14.1 to this Annual Report on Form 10-K. We will provide a copy of our Code of Ethics to any person, without charge, upon written request to the Company. There have been no waivers to any of the Code of Ethics provisions nor any amendments made to the Code of Ethics during the year ended September 30, 2017.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Compensation Philosophy

This section discusses the principles underlying our policies and decisions with respect to the compensation of our executive officers and what we believe are the most important factors relevant to an analysis of these policies and decisions. This section also describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers as of December 15, 2017. Our "named executive officers" for 2017 are Michael Bannon and Dr. Rodrigo Kuntz Rangel. The compensation of each of our other current executive officers is based on individual terms approved by our board of directors. Our board of directors is in the process of developing and implementing the executive compensation program that will be in place following effectiveness of this Form 10-K. This section highlights key aspects of this program that we expect to implement in 2018.

We commenced operations on July 20, 2015. Rodrigo Kuntz Rangel, our Chief Technology Officer appointed in 2016, does not currently receive, and has not historically received, any monetary compensation from us for his service. However, we may in the future determine to compensate him for his service as chief technology officer.

On October 1, 2016, the Company entered into an employment agreement with the company’s President and CEO, Michael Bannon, that provides for annual base compensation of $370,000 for a period of three years, which can, at the Company’s election, be paid in cash or shares of our common stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity, a provision for the equivalent of 12 months’ base salary, and an additional one-time severance payment of $2,500,000 upon termination under certain circumstances, as defined in his employment agreement.

Our compensation committee will oversee these compensation policies and, together with our board of directors, will periodically evaluate the need for revisions to ensure our compensation program is competitive with the companies with which we compete for executive talent.

Objectives and Philosophy of Our Executive Compensation Program

The primary objectives of the board of directors in designing our executive compensation program are to:

∙ attract, retain and motivate experienced and talented executives;

∙ ensure executive compensation is aligned with our corporate strategies, research and development programs and business goals;

∙ recognize the individual contributions of executives while fostering a shared commitment among executives by aligning their individual goals with our corporate goals;

∙ promote the achievement of key strategic, development and operational performance measures by linking compensation to the achievement of measurable corporate and individual performance goals; and

∙ align the interests of our executives with our stockholders by rewarding performance that leads to the creation of stockholder value.

Each of our named executive officers was hired by us before our board of directors established a formal executive compensation program. To achieve these objectives in the future, we expect that our board of directors and compensation committee will evaluate our executive compensation program with the goal of setting and maintaining compensation at levels that are justifiable based on each executive's level of experience, performance and responsibility and that the board believes are competitive with those of other companies in our industry and our region that compete with us for executive talent. In addition, we expect that our executive compensation program will tie a substantial portion of each executive's overall compensation to key strategic, financial and operational goals. We have provided, and expect to continue to provide, a portion of our executive compensation in the form of stock options and restricted stock that vest over time, which we believe helps to retain our executives and aligns their interests with those of our stockholders by allowing them to participate in the longer term success of the Company as reflected in stock price appreciation.

Use of Compensation Consultants and Market Benchmarking

For purposes of determining total compensation and the primary components of compensation for our executive officers in 2017, we did not retain the services of a compensation consultant or use survey information or compensation data to engage in benchmarking. In the future, we expect that our compensation committee will consider publicly available compensation data for national and regional companies in the drone industry to help guide its executive compensation decisions at the time of hiring and for subsequent adjustments in compensation. Even if we retain the services of an independent compensation consultant to provide additional comparative data on executive compensation practices in our industry and to advise on our executive compensation program generally, our board of directors and future compensation committee will ultimately make their own decisions about these matters.

Beginning with the third quarter of 2018, we expect that our annual cash bonus program will be based upon the achievement of specified annual corporate and individual goals that will be established in advance by our board of directors or compensation committee. We expect that our annual cash bonus program will emphasize pay-for-performance and will be intended to closely align executive compensation with achievement of specified operating results as the amount will be calculated on the basis of percentage of corporate goals achieved. The performance goals established by our compensation committee for the 2018 fiscal year will be based on the business strategy of the company and the objective of building stockholder value. We expect that there will be three steps to determine if and the extent to which an annual cash bonus is payable to a named executive officer. First, at the beginning of the next fiscal year, our compensation committee will determine the target annual cash incentive award for the named executive officer based on a percentage of the officer's annual base salary for that year. Second, the compensation committee will establish the specific performance goals, including both corporate and individual objectives, that must be met for the officer to receive the award. Third, shortly after the end of our current fiscal year, the compensation committee will determine the extent to which these performance goals were met and the amount of the award. We expect that, beginning in fiscal 2018, our compensation committee will work with our chief executive officer to develop corporate and individual goals that they believe can be reasonably achieved with hard work over the course of the year and will target total cash compensation, consisting of base salaries and target annual cash bonuses.

Stock-Based Awards

Our equity award program is the primary vehicle for offering long-term incentives to our executives. While we do not have any equity ownership guidelines for our executives, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, the vesting feature of our equity awards contributes to executive retention by providing an incentive for our executives to remain in our employ during the vesting period. Currently, our executives are eligible to participate in our 2016 stock incentive plan, which we refer to as the 2016 Plan, and all equity awards granted in 2017 and 2016 were pursuant to the 2016 Plan. Under our 2016 Plan, executives are eligible to receive grants of stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other stock-based equity awards at the discretion of our board of directors.

Our employee equity awards have typically been in the form of stock options. Because our executives profit from stock options only if our stock price increases relative to the stock option's exercise price, we believe stock options provide meaningful incentives for our executives to achieve increases in the value of our stock over time. While we currently expect to continue to use stock options as the primary form of equity awards that we grant, we may in the future use alternative forms of equity awards, such as restricted stock and restricted stock units. To date, we have generally used equity awards to compensate our executive officers in the form of initial grants in connection with the commencement of employment. In the future, we also generally plan to grant equity awards on an annual basis to our executive officers. We may also make additional discretionary grants, typically in connection with the promotion of an employee, to reward an employee, for retention purposes or in other circumstances recommended by management.

In general, the equity awards that we have granted to our executives vest in equal annual amounts over a period of two to five years. Vesting ceases upon termination of employment and exercise rights ceases immediately upon termination for cause or 12 months if termination is not for cause. Prior to the exercise of a stock option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights or the right to receive dividends or dividend equivalents.

We have granted, and going forward expect to grant, stock options with exercise prices that are set at no less than the fair value of shares of our common stock on the date of grant as determined by our board of directors.

Benefits and Other Compensation

We believe that establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. Following effectiveness of this Form 10, we expect to maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance, and a 401(k) plan. All of our executives will be eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees.

In certain circumstances, we may award cash signing bonuses or may reimburse relocation expenses when executives first join us. Whether a signing bonus is paid or relocation expenses are reimbursed, and the amount of either such benefit, is determined by our board of directors on a case-by-case basis based on the specific hiring circumstances and the recommendation of our chief executive officer.

Severance and Change in Control Benefits

Pursuant to agreements we have entered into with certain of our executives, these executives are entitled to specified benefits in the event of the termination of their employment under specified circumstances, including termination following a change in control of our company. Please refer to "—Employment Agreements" for a more detailed discussion of these benefits.

We believe providing these benefits helps us compete for executive talent. Based on the substantial business experience of the members of our board of directors, we believe that our severance and change in control benefits are generally in line with severance packages offered to executives by companies at comparable stages of development in our industry and related industries.

Risk Considerations in Our Compensation Program

Our board of directors is evaluating the philosophy and standards on which our compensation plans will be implemented across our company. It is our belief that our compensation programs do not, and in the future will not, encourage inappropriate actions or risk taking by our executive officers. We do not believe that any risks arising from our employee compensation policies and practices are reasonably likely to have a material adverse effect on our company. In addition, we do not believe that the mix and design of the components of our executive compensation program will encourage management to assume excessive risks. We believe that our current business process and planning cycle fosters the behaviors and controls that would mitigate the potential for adverse risk caused by the action of our executives. We believe that the following aspects of our executive compensation program that we plan to implement will mitigate the potential for adverse risk caused by the action of our executives:

∙ annual establishment of corporate and individual objectives for our performance-based cash bonus programs for our executive officers, which we expect to be consistent with our annual operating and strategic plans, designed to achieve the proper risk/reward balance and not require excessive risk taking to achieve;

∙ the mix between fixed and variable, annual and long-term and cash and equity compensation, which we expect to be designed to encourage strategies and actions that balance the company's short-term and long-term best interests; and

∙ equity incentive awards that vest over a period of time, which we believe will encourage executives to take a long-term view of our business.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, generally disallows a tax deduction for compensation in excess of $1,000,000 per person paid to a publicly traded company's chief executive officer and three other most highly paid officers, other than the chief financial officer. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. We will periodically review the potential consequences of Section 162(m), however, the board of directors may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent and are in the best interests of our stockholders.

We account for equity compensation paid to our employees in accordance with Financial Accounting Standards Board, or FASB, Accounting Standard Codification Topic 718, Compensation—Stock Compensation, or ASC 718, which requires us to measure and recognize compensation expense in our consolidated financial statements for all share-based payments based on an estimate of their fair value over the service period of the award. We record cash compensation as an expense at the time the obligation is accrued.

Summary Compensation Table

 The following table sets forth the total compensation awarded to, earned by or paid to our named executive officers during the fiscal years ended September 30, 2017 and 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Occupation	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Michael	2017	$370,000	$0	$0	0	$0	$0	$0	$370,000
Bannon	2016	$278,056	$0	$0	0	0	$0	$32,131	$310,187
Dennis	2017	$199,088	$0	$0	1,133,000	$0	$0	$0	$1,332,088
Antonelos	2016	$131,077	$0	$0	2,000,000	0	$0	$3,628	$2,134,705
(3)
Paulo	2017	$333,188	$0	$0	0	$0	$0	$0	$333,188
Ferro (4)	2016	$98,758	$100,000	$0	1,500,000	$0	$0	$5,037	$1,703,796
Rodrigo	2017	$0	$0	$0	402,150	$0	$0	$0	$402,150
Kuntz	2016	$0	$0	$0	400,000	$0	$0	$0	$400,000
Rangel
(5)

(1) The amounts in the "Option Awards" column reflect the aggregate grant date fair value of stock options granted during the year computed in accordance with the provisions of ASC 718, excluding the impact of estimated forfeitures related to service-based vesting conditions (which in our case were none). For the years ended September 30, 2017 and 2016 the assumptions that we used to calculate these amounts are discussed in Note 12 to our consolidated financial statements appearing at the end of this Form 10-K.

(2) The amounts in the "All Other Compensation" column reflect health insurance premiums for all the executive officers and automobile lease reimbursements only for Michael Bannon.

(3) Dennis Antonelos resigned as our CFO on July 10, 2017.

(4) Paulo Ferro was terminated for cause as our Chief Strategy Officer on July 7, 2017.

(5) Rodrigo Kuntz Rangel did not receive any compensation from us for his service as our Chief Technology Officer in 2016. We issued to Rodrigo Kuntz Rangel an option to acquire 2,000,000 shares of our common stock in July 2016. 1,000,000 shares vested on July 1, 2017 and 1,000,000 shares vest on July 1, 2018.

Grants of Plan-Based Awards in 2017

The following table sets forth information regarding grants of plan-based awards to our named executive officers during the fiscal year ended September 30, 2017.

Name	Grant Date	All other stock awards: number of shares of stock (#)	All Other Option Awards: Number of Securities Underlying Options (#)(1)(2)	Exercise or Base Price of Option Awards ($/Sh)(2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Dennis Antonelos (4)	3/3/17		10,000,000	$0.20	$1,133,000
Dr. Rodrigo Kuntz Rangel	3/30/17		2,100,000	$0.22	$402,150

(1) Option awards vested on the date of issuance except for Dr. Rangel that vest as set forth in the above Summary Compensation Table.

(2) Option awards have been granted with exercise prices equal to the fair value of our common stock on the date of grant. For a discussion of our methodology for determining the fair value of our common stock, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates."

(3) The amounts in the "Grant Date Fair Value of Stock and Option Awards" column reflect the grant date fair value of stock and option awards granted in 2017 calculated in accordance with ASC 718.

(4) Dennis Antonelos resigned as our CFO on July 10, 2017.

Outstanding Equity Awards at September 30, 2017

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of September 30, 2017.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price		Option Expiration		Number of shares that have not vested	Market value of shares that have not vested
Name	Exercisable	Unexercisable	($/Sh)		Date		(#)	($)
Dennis Antonelos (3)	20,000,000	—	$0.20		7/1/26	(2)
Paulo Ferro (4)		—	$0.20		7/1/26
Rodrigo Kuntz Rangel		2,100,000	$0.21	(1)	7/1/26

(1)	Weighted average exercise price
(2)	One stock option for 10,000,000 shares expires 7/1/26, the other stock option for 10,000,000 shares expires 3/3/27.
(3)	Dennis Antonelos resigned as our CFO on July 10, 2017.
(4)	Paulo Ferro was terminated for cause as our Chief Strategy Officer on July 7, 2017, resulting in cancellation of all 7,500,000 options previously granted to him by the Company.

Employment Agreements

On October 1, 2016, we entered into a three-year employment agreement with Michael Bannon as President and CEO of Drone USA. Under the terms of the employment agreement, Mr. Bannon's compensation is $370,000 per annum which can at the Company's election be paid in cash or our common stock or deferred if insufficient cash is available. He is entitled to a bonus based on a compensation plan to be agreed to between him and our Board. If the employment agreement is terminated by Drone USA for Cause (as defined in the employment agreement), or if Mr. Bannon resigns without Good Reason (as defined therein), Mr. Bannon shall only receive his compensation earned through the termination date. If the employment agreement is terminated by Drone USA without Cause or if Mr. Bannon terminates his employment for Good Reason, or upon a Change in Control (as defined), Mr. Bannon shall also be entitled to a one-time severance payment of $2,500,000, the greater of (i) 12 months salary or (ii) the remainder of his salary for the term of the employment agreement, acceleration of all non-vested equity in the Company to vest on the date of termination and payment by Drone USA for all healthcare and life insurance coverage through the end of the term of his Employment Agreement.

On October 1, 2016, we entered into a three-year employment agreement with Dennis Antonelos as CFO of Drone USA. Under the terms of the employment agreement, Mr. Antonelos' compensation is $250,000 per annum which can at the Company's election be paid in cash or Company Common Stock or deferred if insufficient cash is available. He is entitled to a bonus based on a compensation plan to be agreed to between him and our Board. If the employment agreement is terminated by Drone USA for Cause (as defined in the employment agreement), or if Mr. Antonelos resigns without Good Reason (as defined therein), Mr. Antonelos shall only receive his compensation earned through the termination date. If the employment agreement is terminated by Drone USA without Cause or if Mr. Antonelos terminates his employment for Good Reason, or upon a Change in Control (as defined), Mr. Antonelos shall also be entitled to a one-time severance payment of $1,500,000, the greater of (i) 12 month’s salary or (ii) the remainder of his salary for the term of the employment agreement, acceleration of all non-vested equity in the Company to vest on the date of termination and payment by Drone USA for all healthcare and life insurance coverage through the end of the term of the employment agreement. Since Mr. Antonelos resigned as our CFO on July 10, 2017, he received only his compensation through his termination date.

On July 7, 2016, we entered into a three-year at-will employment agreement with Paulo Ferro as the Chief Strategy Officer of Drone USA. Paulo Ferro was terminated for cause as our Chief Strategy Officer on July 7, 2017. Under the terms of his employment agreement, Mr. Ferro’s compensation was $400,000 per annum. Mr. Ferro was owed a one-time signing bonus of $100,000, due by July 6, 2017. In addition, Mr. Ferro received options to acquire 7,500,000 shares of our common stock, at an exercise price of $0.20 per share, all of which were vested on July 7, 2016.

On March 28, 2017, we entered into an at-will employment agreement with Matthew Wiles as General Manager of Howco. Under the terms of employment agreement, Mr. Wiles’ compensation is $140,000 per annum and he also will be eligible for a bonus of 10% of Howco’s gross profits over $1.25 million to be paid in cash after the annual financial statements have been completed and, if applicable, audited for filing with the SEC. Mr. Wiles will also receive options to acquire 250,000 shares of Drone USA’s common stock vesting over five years in equal amounts on the anniversary date of his Employment Agreement.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Defined Contribution Plan

In August 2016, Drone established a qualified 401(k) defined contribution plan with a discretionary employer match provision. All employees who are at least twenty-one years of age are eligible to participate in the plan. The plan allows participants to defer up to 90% of their annual compensation, up to statutory limits. There was no employer contribution for the year ended September 30, 2016, and $9,230 was due but not paid by the Company for the year ended September 30, 2017.

HowCo is the sponsor of a qualified 401(k) plan with a safe harbor provision. All employees are eligible to enter the plan within one year of the commencement of employment.

Stock Option and Other Employee Benefit Plans

The purpose of the 2016 Plan is to advance the interests of our stockholders by enhancing our ability to attract, retain and motivate persons who are expected to make important contributions and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align the interests of such persons with those of our stockholders.

2016 Stock Incentive Plan

History. On June 7, 2016, the Board of Directors approved and on June 8, 2016, the stockholders approved the 2016 Stock Incentive Plan (the "2016 Plan") under which employees, officers, directors and consultants are eligible to receive grants of stock options, stock appreciation rights ("SAR"), restricted or unrestricted stock awards, restricted stock units, performance awards, other stock-based awards, or any combination of the foregoing. The Plan authorizes up to 100,000,000 shares of our common stock for stock-based awards.

Administration. The 2016 Plan is administered by the Board of Directors or the committee or committees as may be appointed by the Board of Directors from time to time (the "Administrator"). The Administrator determines the persons who are to receive awards, the types of awards to be granted, the number of shares subject to each such award and the terms and conditions of such awards. The Administrator also has the authority to interpret the provisions of the 2016 Plan and of any awards granted there under and to modify awards granted under the 2016 Plan. The Administrator may not, however, reduce the price of options or stock appreciation rights issued under the 2016 Plan without prior approval of the Company's shareholders.

Eligibility. The 2016 Plan provides that awards may be granted to employees, officers, directors and consultants of Drone USA or of any parent, subsidiary or other affiliate of the Company as the Administrator may determine. A person may be granted more than one award under the 2016 Plan.

Shares that are subject to issuance upon exercise of an option under the 2016 Plan but cease to be subject to such option for any reason (other than exercise of such option), and shares that are subject to an award granted under the 2016 Plan but are forfeited or repurchased by the Company at the original issue price, or that are subject to an award that terminates without shares being issued, will again be available for grant and issuance under the 2016 Plan.

Terms of Options and Stock Appreciation Rights. The Administrator determines many of the terms and conditions of each option and SAR granted under the 2016 Plan, including whether the option is to be an incentive stock option or a non-qualified stock option, whether the SAR is a related SAR or a freestanding SAR, the number of shares subject to each option or SAR, and the exercise price of the option and the periods during which the option or SAR may be exercised. Each option and SAR is evidenced by a grant agreement in such form as the Administrator approves and is subject to the following conditions (as described in further detail in the 2016 Plan):

(a) Vesting and Exercisability: Options, restricted shares and SARs become vested and exercisable, as applicable, within such periods, or upon such events, as determined by the Administrator in its discretion and as set forth in the related grant agreement. The term of each option is also set by the Administrator. However, a related SAR will be exercisable at the time or times, and only to the extent, that the option is exercisable and will not be transferable except to the extent that the option is transferable. A freestanding SAR will be exercisable as determined by the Administrator but in no event after 10 years from the date of grant.

(b) Exercise Price: Each grant agreement states the related option exercise price, which, in the case of SARs, may not be less than 100% of the fair market value of the Company's shares of common stock on the date of the grant. The exercise price of an incentive stock option granted to a 10% stockholder may not be less than 110% of the fair market value of shares of the Company's common stock on the date of grant.

(c) Method of Exercise: The option exercise price is typically payable in cash, common stock or a combination of cash of common stock, as determined by the Administrator, but may also be payable, at the discretion of the Administrator, in a number of other forms of consideration.

(d) Recapitalization; Change of Control: The number of shares subject to any award, and the number of shares issuable under the 2016 Plan, are subject to proportionate adjustment in the event of a stock dividend, spin-off, split-up, recapitalization, merger, consolidation, business combination or exchange of shares and the like. Except as otherwise provided in any written agreement between the participant and the Company in effect when a change in control occurs, in the event an acquiring company does not assume plan awards (i) all outstanding options and SARs shall become fully vested and exercisable; (ii) for performance-based awards, all performance goals or performance criteria shall be deemed achieved at target levels and all other terms and conditions met, with award payout prorated for the portion of the performance period completed as of the change in control and payment to occur within 45 days of the change in control; (iii) all restrictions and conditional applicable to any restricted stock award shall lapse; (iv) all restrictions and conditions applicable to any restricted stock units shall lapse and payment shall be made within 45 days of the change in control; and (v) all other awards shall be delivered or paid within 45 days of the change in control.

(e) Other Provisions: The option grant and exercise agreements authorized under the 2016 Plan, which may be different for each option, may contain such other provisions as the Administrator deems advisable, including without limitation, (i) restrictions upon the exercise of the option and (ii) a right of repurchase in favor of the Company to repurchase unvested shares held by an optionee upon termination of the optionee's employment at the original purchase price.

Amendment and Termination of the 2016 Plan. The Administrator, to the extent permitted by law, and with respect to any shares at the time not subject to awards, may suspend or discontinue the 2016 Plan or amend the 2016 Plan in any respect; provided that the Administrator may not, without approval of the stockholders, amend the 2016 Plan in a manner that requires stockholder approval.

2017 Director Compensation

We currently do not have a formal non-employee director compensation policy. However, we do reimburse our non-employee directors for their reasonable expenses incurred in connection with attending our board of directors and committee meetings, and we may in the future grant stock options and pay cash compensation to some or all of our non-employee directors. Other than reimbursement of out-of-pocket expenses as described above, we did not provide any cash or equity compensation to our non-employee directors during the year ended September 30, 2017.

Limitation of Liability and Indemnification

Our certificate of incorporation provides that we are authorized to provide indemnification and advancement of expenses to our directors, officers and other agents to the fullest extent permitted by Delaware General Corporation Law.

In addition, our certificate of incorporation limits the personal liability of directors for breach of fiduciary duty to the maximum extent permitted by the Delaware General Corporation Law and provides that no director will have personal liability to us or to our stockholders for monetary damages for breach of fiduciary duty or other duty as a director. However, these provisions do not eliminate or limit the liability of any of our directors for:

• any breach of the director's duty of loyalty to us or our stockholders;

• acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

• voting or assenting to unlawful payments of dividends, stock repurchases or other distributions; or

• any transaction from which the director derived an improper personal benefit.

Any amendment to or repeal of these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to such amendment or repeal. If the Delaware General Corporation Law is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the Delaware General Corporation Law.

 Our certificate of incorporation also provides that we must indemnify our directors and officers and we must advance expenses, including attorneys' fees, to our directors and officers in connection with legal proceedings, subject to very limited exceptions.

 We maintain a general liability insurance policy that covers certain liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers.

Certain of our non-employee directors may, through their relationships with their employers, be insured or indemnified against certain liabilities incurred in their capacity as members of our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more officers serving as a member of our board of directors.

Change of Control

Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 15, 2017, certain information concerning the beneficial ownership of our capital stock, including our common stock, and stock options as converted into common stock basis, by:

• each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;

• each director;

• each named executive officer;

• all of our executive officers and directors as a group; and

• each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

The column entitled "Percentage of Class" is based on 43,469,630 shares of common stock outstanding as of December 15, 2017. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of December 15, 2017 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Michael Bannon has voting control through his ownership of 250 shares of Series A preferred stock. Each share of Series A preferred stock entitles the holder to vote on all matters submitted to a vote of our shareholders with each share casting a vote equal to the quotient of the sum of all outstanding shares of common stock divided by 0.99, which based on 43,469,630 shares issued and outstanding equates to voting rights equal to 43,529,991 shares of common stock.

Name and Address[1]	Amount and Nature of Beneficial Ownership	Percentage of Class
Michael Bannon (2)	36,702,116	84.43%
David Y. Williams (3)	250,000	0.58%
Dr. Rodrigo Kuntz Rangel (3)	1,000,000	2.32%
Ike Bavraktar (3)(4)	4,000,000	9.28%
TCA (5)	25,813,352	58.84%
Dennis Antonelos (6)	20,000,000	46.40%
All Officers and Directors as a Group	37,952,116	88.06%

(1) Unless otherwise indicated, the address of such individual is c/o the Company.

(2) Michael Bannon has voting control through his ownership of 250 shares of Series A preferred stock voting on an as-converted basis. This chart reflects only the issued and outstanding shares of our common stock.

(3) Represents shares issuable upon the exercise of stock options to purchase shares of our common stock that are exercisable within 60 days of December 15, 2017.

(4) Ike Bavraktar is not an officer or director of the Company.

(5) Based upon the right of TCA to convert the unpaid principal and interest owed under the convertible note issued by the Company to TCA and under the contingent liability advisory fees. TCA is limited partnership organized under the laws of the Cayman Islands and has its principal office at 19950 West Country Club Drive, 1st Floor, Aventura, Florida 33180.

(6) Dennis Antonelos resigned as CFO and a member of the Board of Directors on July 10, 2017. Under the terms of his Employment Agreement he received an option to acquire 20,000,000 shares of our common stock at an exercise price of $0.20 per share. As a result of his resignation, under the terms of his option grant he has the right to exercise his option to acquire any or all of the 20,000,000 shares within 12 months following the date of his resignation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

Since entering into the Equity Exchange Agreement in January 2016, we have engaged in the following transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities, and our co-founders. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

We have an $840,000 convertible note dated December 11, 2015, payable to Abatement Industries Group, Inc., an entity controlled by our CEO. The Note bears interest at an annual rate of 7% with an original maturity date of June 11, 2017, at which time all unpaid principal and interest is due. In June 2017, the maturity date of the note was extended to December 11, 2017, and on December 10, 2017, the maturity date was extended to June 11, 2018. The holder of the note has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. As of September 30, 2017, the note payable has not been converted and the balance of the note is approximately $688,000, and accrued interest was approximately $78,000.

We issued a convertible note dated July 1, 2016, payable to our CEO for $117,000. The note bears interest at an annual rate of 7% with a maturity date of January 1, 2018, which maturity date was extended by the Company and our CEO to July 2, 2018. The holder of the note has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. As of September 30, 2017, the note payable has not been converted and the balance of the note is approximately $122,000 and accrued interest was approximately $10,700.

Director Independence

We are not subject to any independence standards of a national securities exchange or national securities association dealer quotation system.  Our Board of Directors has determined that to be considered independent, an outside director may not have a direct or indirect material relationship with the company.  A material relationship is one which impairs or inhibits/ or has the potential to impair or inhibit a director’s exercise of critical and disinterested judgment on behalf of the company and its stockholders.  To determine whether a material relationship exists, the Board consults with the company’s counsel. This ensures that the Board’s determinations are consistent with:

1.	All relevant securities and other laws; and
2.	Recent relevant cases and regulations regarding the definition of (independent director/business judgment) including those set forth in the listing standards of the New York Stock Exchange as in effect from time to time.

Based on the foregoing criteria, the Board of Directors has determined that David Y. Williams is the only member of the Board of Directors that is independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by Salberg & Company P.A. during fiscal years 2017 and 2016:

	2017	2016
	$62,000	$11,000
Audit Fees	$9,900	$38,000
Audit-Related Fees
Tax Fees
All Other Fees

Total	$71,900	$49,000

Audit Fees. Audit fees consist of fees for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory annual and quarterly filings or engagements.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services, including audits of companies acquired, that are reasonably related to the performance of the audit or review of our financial statements and are not reported as Audit Fees.

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During fiscal years 2017 and 2016, no services were provided in this category.

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees or Tax Fees.

Pre-Approval Policies and Procedures.

Our Board of Directors pre-approved all services to be provided by Salberg& Company P.A.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(2)	ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

(3)	List of Exhibits

EXHIBIT INDEX

Exhibit	Description

3.1	Certificate of Incorporation of Drone USA, Inc. (incorporated by reference herein to Exhibit 3.1 to the Company’s Form 10 filed with the SEC on May 8, 2017).

3.2	Amended and Restated Bylaws Drone USA, Inc. (incorporated by reference herein to Exhibit 3.2 to the Company’s Form 10 filed with the SEC on May 8, 2017).

3.3	Certificate of Amendment to the Certificate of Incorporation filed April 27, 2016 (incorporated by reference herein to Exhibit 3.3 to the Company’s Form 10 filed with the SEC on May 8, 2017).

4.1	Specimen Stock Certificate evidencing the shares of Common Stock (incorporated by reference herein to Exhibit 4.1 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.1	Drone USA, Inc. 2016 Stock Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.2	Senior Secured Revolving Credit Facility Agreement (the “Credit Facility”) with TCA Global Credit Master Fund, L.P., dated September 13, 2016 (incorporated by reference herein to Exhibit 10.2 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.3	Stock Purchase Agreement among Paul Charles Joy II, Trustee of the Paul C. Joy and Kathryn B. Joy Trust-Fund B, Kathryn Blake Joy, Trustee of the Paul C. Joy and Kathryn B. Joy Trust-Fund C, Howco Distributing Co. and Drone USA, LLC, dated August 4, 2016 (incorporated by reference herein to Exhibit 10.3 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.4	Joint Venture Agreement dated June 1, 2016 between Drone USA, Inc. and BRVANT (incorporated by reference herein to Exhibit 10.4 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.5	Convertible Note dated July 1, 2016 issued by Drone USA, Inc. to Michael Bannon (incorporated by reference herein to Exhibit 10.5 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.6	Convertible Note dated December 11, 2015 issued by Drone USA, Inc. to AIG (incorporated by reference herein to Exhibit 10.6 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.7	Howco Lease Agreement dated April 28, 2009., as amended (incorporated by reference herein to Exhibit 10.8 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.8	TCA Engagement Agreement dated March 28, 2017 (incorporated by reference herein to Exhibit 10.9 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.9	Ardour Capital Engagement Agreement dated January 7, 2017 (incorporated by reference herein to Exhibit 10.10 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.10	Caro Engagement Agreement dated December 26, 2016 (incorporated by reference herein to Exhibit 10.11 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.11	Sublease Agreement dated November 17, 2016 Between Empirical Systems Aerospace, Inc. and Drone USA, Inc. (incorporated by reference herein to Exhibit 10.12 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.12	Manufacturing Agreement dated November 2016 between Empirical Systems Aerospace, Inc. and Drone USA, Inc. (incorporated by reference herein to Exhibit 10.13 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.13	Employment Agreement dated July 1, 2016 between Michael Bannon and Drone USA, Inc. (incorporated by reference herein to Exhibit 10.14 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.14	Employment Agreement dated March 29, 2017 between Matthew Wiles and Howco Distributing Co. (incorporated by reference herein to Exhibit 10.17 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.15	Settlement Agreement dated August 18, 2016 between Rockwell Capital Partners, Inc. and Drone USA, Inc. (incorporated by reference herein to Exhibit 10.20 to the Company’s Amendment Form 10 filed with the SEC on June 27, 2017).

10.16	Equity Exchange Agreement dated January 26, 2016 between Texas Wyoming Drilling, Inc., Drone USA, LLC, the members of Drone USA, LLC and Margaret Cadena (incorporated by reference herein to Exhibit 10.21 to the Company’s Amendment to the Form 10 filed with the SEC on June 27, 2017).

10.17	Agreement dated September 2016 between the Portuguese Government, the National Aviation Authority of Portugal and Aeroportos de Portugal and Drone USA, Inc. (incorporated by reference herein to Exhibit 10.22 to the Company’s Amendment to the Form 10 filed with the SEC on June 27, 2017).

10.18	Securities Purchase Agreement dated October 5, 2017 between Drone USA, Inc. and Power Up Lending Group Ltd. (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2017).

10.19	Convertible Promissory Note dated October 5, 2017 Issued by Drone USA, Inc. to Power Up Lending Group Ltd. (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2017).

10.20	Securities Purchase Agreement dated October 25, 2017 between Drone USA, Inc. and Crown Bridge Partners, LLC ((incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2017).

10.21	Convertible Promissory Note dated October 25, 2017 Issued by Drone USA, Inc. to Crown Bridge Partners, LLC (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2017).

10.22	Securities Purchase Agreement dated November 20, 2017 between Drone USA, Inc. and Labrys, Fund, LP (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2017).

10.23	Convertible Promissory Note dated October 25, 2017 Issued by Drone USA, Inc. to Labrys, Fund, LP (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2017).

10.24	Securities Purchase Agreement dated December 8, 2017 between Drone USA, Inc. and Morningview Financial, LLC (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2017).

21.1	Subsidiaries (incorporated by reference herein to Exhibit 21 to the Company’s Form 10 filed with the SEC on May 8, 2017).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 29, 2017.

DRONE USA, INC.

By:	/s/ Michael Bannon
Name:	Michael Bannon
Title:	Chief Executive Officer / Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)

/s/ Michael Bannon
Director

/s/ David Y. Williams
Director

/s/ Rodrigo Kuntz Rangel
Director

