Form 10-Q
period 2017-12-31
Drone USA Inc.
filed 2018-02-14
CIK 1704795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 000-55789

DRONE USA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	30-0967943
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

16 Hamilton Street West Haven, CT	06516
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (203) 220-2296

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,724,692 shares as of February 14, 2018.

DRONE USA, INC.

Form 10-Q

December 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2017	2017
	(Unaudited)

ASSETS
Current Assets
Cash	$181,381	$152,492
Accounts receivable	1,376,481	1,169,091
Inventory	628,544	681,057
Prepaid expenses and other current assets	122,869	56,606

Total Current Assets	2,309,275	2,059,246

Long-term Assets
Goodwill	2,410,335	2,410,335
Tradename	760,000	760,000
Customer list, net	714,032	780,281

Total Long-term Assets	3,884,367	3,950,616

Total Assets	$6,193,642	$6,009,862

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$3,828,784	$3,815,546
Accrued expenses	1,237,902	1,015,880
Convertible notes payable - net of discounts and premium	4,578,290	3,779,572
Note payable - seller	900,000	900,000
Convertible note payable - related party affiliate	688,444	688,444
Convertible note payable - related party officer	32,500	122,000
Note payable	239,246	-
Line of credit - bank	46,397	48,506
Contingent liability - advisory fees	850,000	850,000
Accrued liability - advisory fees	1,200,000	1,200,000
Derivative liability	97,013	-

Total Current Liabilities	13,698,576	12,419,948

Total Liabilities	13,698,576	12,419,948

Commitments and Contingencies (Note 11)

Stockholders’ Deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, Series A preferred stock - no par value, 250 shares designated, issued and outstanding	-	-
Common stock - $0.0001 par value, 200,000,000 shares authorized, 43,460,630 and 43,104,692 shares issued at December 31, 2017 and September 30, 2017, respectively and 43,124,692 and 43,104,692 shares outstanding at December 31, 2017 and September 30, 2017, respectively	4,313	4,311
Additional paid-in capital	7,647,751	7,442,028
Accumulated deficit	(15,156,998)	(13,856,425)

Total Stockholders’ Deficit	(7,504,934)	(6,410,086)

Total Liabilities and Stockholders’ Deficit	$6,193,642	$6,009,862

See accompanying notes to unaudited condensed consolidated financial statements

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,
	2017	2016

Sales	$4,433,060	$6,984,392

Cost of Goods Sold	4,141,893	$6,532,810

Gross Profit	291,167	451,582

Operating Expenses:
Selling, general, and administrative expenses	820,762	967,476
Amortization	66,250	66,250

Total Operating Expenses	887,012	1,033,726

Loss from Operations	(595,845)	(582,144)

Other Income (Expenses):
Derivative liability expense	(18,013)	-
Gain on settlement	33,361	-
Interest and financing costs	(720,076)	(369,590)

Total Other Expenses	(704,728)	(369,590)

Net Loss before Provision for Income Tax	(1,300,573)	(951,734)

Provision for Income Tax	-	50

Net Loss	$(1,300,573)	$(951,784)

Basic and Diluted Loss Per Share	(0.03)	(0.02)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	43,121,105	42,078,659

See accompanying notes to unaudited condensed consolidated financial statements

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(1,300,573)	(951,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Intangibles amortization	66,250	66,250
Amortization of debt discounts	214,422	184,410
Accretion of premium on convertible note	240,550	-
Share-based compensation expense	236,997	120,955
Deferred rent	-	(2,000)
Derivative expense	18,013	-
Changes in operating assets and liabilities:
Accounts receivable	(207,390)	(108,237)
Inventory	52,513	1,086,950
Prepaid expenses and other current assets	24,957	(52,500)
Accounts payable and accrued expenses	165,259	(281,739)
Customers deposits	-	(77,248)
Income tax payable	-	50

Cash Used in Operating Activities	(489,002)	(14,893)

Cash Flows from Financing Activities:
Net proceeds from convertible notes payable	377,000	-
Cash financing costs	-	-
Net proceeds from note payable	232,500	-
Proceeds from line of credit	-	417
Repayment of line of credit	(2,109)	-
Proceeds from lines of credit - related parties	-	6,318
(Repayment of) proceeds from loan payable - related party	(89,500)	5,000

Cash Provided by Financing Activities	517,891	11,735

Net Increase (Decrease) in Cash	28,889	(3,158)

Cash - beginning of period	152,492	631,020

Cash - end of period	$181,381	$627,862

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$115,075	$158,268

Noncash financing and investing activities:
Increase in prepaid expenses and accrued expenses	$70,000	$-
Issuance of common stock upon conversion of settlement payable	$-	$48,998
Issuance of warrant for debt issuance costs	$12,508	$-
Initial derivative liability and debt discount	$79,000	$-
Issuance of convertible debt for deferred financing costs	$65,000	$-
Reclassification of debt premium upon conversion	$-	$26,384
Debt discounts on notes	$140,500	-

See accompanying notes to unaudited condensed consolidated financial statements

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2017 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on December 29, 2017. The consolidated balance sheet as of September 30, 2017 contained herein has been derived from the audited consolidated financial statements as of September 30, 2017, but does not include all disclosures required by GAAP.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the three months ended December 31, 2017, the Company has incurred a net loss of $1,300,573 and used cash in operations of $489,002. The working capital deficit, stockholders’ deficit and accumulated deficit was $11,389,301, $7,504,934, and $15,156,998, respectively, at December 31, 2017. Furthermore, on April 13, 2017 the Company received a default notice on its payment obligations under the senior secured credit facility agreement (see Note 7), defaulted on its Note Payable – Seller in September 2017, and as of December 31, 2017 is subject to lawsuits and has received demands for payment of past due amounts from several consultants and service providers. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has been implementing cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its secured obligations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for bad debt on accounts receivable, reserves on inventory, valuation of goodwill and intangible assets for impairment analysis, valuation of the earn-out liability at balance sheet dates, valuation of stock based compensation, the valuation of derivative liabilities and the valuation allowance on deferred tax assets.

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

	At December 31, 2017			At September 30, 2017
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liability	—	—	$97,013	—	—	$—

A roll forward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at September 30, 2017	$-
Initial valuation of derivative liability recorded as derivative expense	70,028
Initial valuation of derivative liability recorded as debt discount	79,000
Change in fair value of derivative liability	(52,015)
Balance at December 31, 2017	$97,013

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

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

Convertible Notes with Fixed Rate Conversion Options

The Company may enter into convertible notes, some of which contain, predominantly, fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted by the holder, into common shares at a fixed discount to the market price of the common stock at the time of conversion. This results in a fair value of the convertible note being equal to a fixed monetary amount. The Company records the convertible note liability at its fixed monetary amount by measuring and recording a premium, as applicable, on the Note date with a charge to interest expense in accordance with ASC 480 - “Distinguishing Liabilities from Equity”.

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

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. Pursuant to ASB 260, as of December 31, 2017, 335,938 contingent shares issuable under a Securities purchase agreement (See Note 7) are not considered outstanding and are not included in basic net loss per shares or as potentially dilutive shares in calculating the diluted EPS. As of December 31, 2017 and 2016, potentially dilutive securities consisted of the following:

	December 31, 2017	December 31, 2016
Stock options	44,351,200	27,645,000
Warrants	600,000	500,000
Related party convertible debt and accrued interest	4,527,184	3,104,000
Senior convertible debt	28,665,412	-
Convertible debt	5,902,192	-
Contingent liability – advisory fees	4,944,667	1,437,540
Total	88,990,655	32,686,540

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. As of December 31, 2017, the Company did not report any segment information since the Company only generates sales from its subsidiary, HowCo.

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

NOTE 3 - INVENTORY

At December 31, 2017 and September 30, 2017, inventory consists of finished goods which was valued at $628,544 and $681,057, respectively.

NOTE 4 - LINE OF CREDIT - BANK

The Company has a revolving line of credit with a financial institution. This revolving line of credit is in the amount of $50,000, and is personally guaranteed by the Company’s Chief Executive Officer (“CEO”). The line bears interest at a fluctuating rate equal to the prime rate plus 4.25%, which at December 31, 2017 and September 30, 2017 and 2016 was 8.75% and 8.50%, respectively. As of December 31, 2017, the balance of the line of credit was $46,397 with $3,603 available.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

NOTE 5 - NOTE PAYABLE – SELLER

In connection with the acquisition of HowCo, the Company issued a note payable in the amount of $900,000 to the sellers of HowCo. The note matured on September 9, 2017 and bears interest at 5.50% per annum. The note requires payment of unpaid principal and interest upon maturity. The note is secured by all assets of HowCo Distribution Co. and subordinated to the Senior Secured Credit Facility discussed below. The note is currently in default and the default interest rate is 8% per annum. At December 31, 2017 and September 30, 2017, accrued interest on this note amounted to $71,830 and $53,682, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

The Company has an $840,000 convertible note payable (“Note 1”) to a related party entity controlled by the Company’s CEO. Note 1 bears interest at an annual rate of 7% with an original maturity date of June 11, 2017 that was extended to June 11, 2018, at which time all unpaid principal and interest is due. The holder of Note 1 has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. As of December 31, 2017 and September 30, 2017, Note 1 has not been converted and the balance of the note was $688,444 and $688,444, and accrued interest was $89,923 and $77,776, respectively. This note is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula.

The Company has a convertible note payable (“Note 2”) with the Company’s CEO. Note 2 bears interest at an annual rate of 7% with a maturity date of December 31, 2017, at which time all unpaid principal and interest was due. On December 15, 2017, the due date of Note 2 was extended to July 2, 2018. The holder of Note 2 has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. During the three months ended December 31, 2017, the Company borrowed $500 and repaid $90,000 on this note. As of December 31, 2017 and September 30, 2017, Note 2 has not been converted and the balance was $32,500 and $122,000, and accrued interest was $12,175 and $10,707, respectively. This note is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula.

NOTE 7 – CONVERTIBLE NOTES PAYABLE AND ADVISORY FEE LIABILITIES

Senior Secured Credit Facility Note

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

In the event the lender makes additional loans under the Agreement, the Company agrees to pay additional advisory fees under similar terms as the $850,000 fee. As of December 31, 2017, the Company issued 539,204 shares of common stock in satisfaction of the $850,000 in accordance with the terms of the agreement, such shares being issued in September 2016. Based upon the value of the shares, at the time the lender sells the shares, of which none were reported as sold by the lender as of December 31, 2017, the Company may be required to redeem unsold shares for the difference between the $850,000 and the lender’s sales proceeds. Accordingly, the $850,000 has been reflected as a current liability as of December 31, 2017 and September 30, 2017. Notwithstanding anything contained in the Agreement to the contrary, in the event the Lender has not realized net proceeds from the sale of Advisory Fee Shares equal to at least the Advisory Fee by the earlier to occur of: (A) the twelve (12) month anniversary of the Effective Date; (B) the occurrence of an Event of Default; or (C) the Maturity Date, then at any time thereafter, the Lender shall have the right, upon written notice to the Borrower, to require that the Borrower redeem all Advisory Fee Shares then in Lender’s possession for cash equal to the Advisory Fee, less any cash proceeds received by the Lender from any previous sales of Advisory Fee Shares, if any. In the event such redemption notice is given by the Lender, the Borrower shall redeem the then remaining Advisory Fee Shares in Lender’s possession for an amount of Dollars equal to the Advisory Fee, less any cash proceeds received by the Lender from any previous sales of Advisory Fee Shares, if any, payable by wire transfer to an account designated by Lender within five (5) Business Days from the date the Lender delivers such redemption notice to the Borrower.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

As of December 31, 2017 and September 30, 2017, the Convertible Note payable has not been converted and the principal balance of the Convertible Note was $3,500,000 and $3,500,000 and accrued interest was $276,668 and $169,417, respectively.

The Convertible Note is only convertible upon default or mutual agreement by both parties at a conversion rate of 85% of the lowest of the daily volume weighted average price of the Company’s common stock during the 5 business days immediately prior to the conversion date. Once a default occurs the Convertible Note will be accounted for as stock settled debt at its fixed monetary value and any shares issued upon conversion are also subject to a make whole provision similar to that described above for the $850,000 advisory fee payable. On March 13, 2017 the Company defaulted on the monthly principal and interest payment of $298,341. Due to this default, as of March 31, 2017, the Company has accounted for the embedded conversion option as stock settled debt and recorded a debt premium of $617,647 with a charge to interest expense, and the interest rate increased to 25% (default rate). The Company has been making interest-only payments of $52,500 each month, however, the Company has not made the full default interest payment of $72,917 per month. On April 13, 2017 the Company received a default notice from the lender and was given a 10-day period to cure the default. Such cure did not occur as of December 31, 2017. The lender has not notified the Company of any intention to convert the debt into shares and has not provided a notice to accelerate principal payments or advisory fee payments, however, in the default notice they reserved the right to do so at any time after the expiration of the cure period.

On March 28, 2017, the Company entered into an agreement with the above senior secured credit facility lender to receive a range of advisory services for a total of $1,200,000 with no definitive terms or length of service which is expensed and recorded as an accrued liability – advisory fees as of December 31, 2017 and September 30, 2017. If the Company is a quoted company on any listed exchange, the senior secured credit facility lender will accept a single preferred share convertible into common stock never to exceed 4.99%. The number of shares issued will be set at 100% of the amount due up to availability and subject to a make whole provision. The advisory fee, totaling $1,200,000, was earned upon execution of the agreement and is reported in selling, general, and administrative expenses in the consolidated statements of operations for the year ended September 30, 2017.

In January 2018, the Company entered into a settlement agreement and amended note agreements with the investment fund (see Note 13).

Other Convertible Debt

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

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

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

On November 28, 2017, the Company received a payment of $84,000, net of issue costs of $23,500 to be recorded as a debt discount and amortized to interest expense over the Note term, under the terms of a Securities Purchase Agreement dated November 20, 2017, with Labrys Fund, LP (“Labrys”) under which Drone USA issued to Labrys (i) a convertible note (the “Note”) in the principal amount of $107,500 that bears interest of 10% (24% default rate) per annum and (ii) 335,938 shares of the Company’s common stock as a commitment fee which will be returned to the Company in the event that it pays all unpaid principal and interest under the Note within 180 days of November 20, 2017. Pursuant to ASB 260, as of December 31, 2017, the 335,938 contingent shares issued under the Financial Consulting Agreement are not considered outstanding and are not included in basic net loss per share or as potentially dilutive shares in calculating the diluted EPS. The Note has a maturity date of nine months and a conversion rate for any unpaid principal and interest at a 35% discount to the market price which is defined as the average of the two lowest trading prices (defined as the lower of the trading price or closing bid price) for the Company’s common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the date of conversion. The conversion rate is further reduced if the Company enters into any section 3(a)(9) or 3(a)(10) transactions under the Securities Act of 1933, as amended, if the terms of those transactions offer greater discounts on conversion prices or a longer look back period for determining the conversion rate and under certain other enumerated events, including if the conversion price is less than $.01 per share or if the Company loses the “bid” price for its common stock ($0.0001 on the “ask” with zero market makers on the “bid” per Level 2 and/or a market such as OTC Pink). In addition, if the Company issues any shares of its common stock at less than the conversion price Labrys is entitled to full ratchet anti-dilution in such event. No shares of the Company’s common stock can be issued to the extent Labrys would own more than 4.99% of the outstanding shares of the Company’s common stock unless Labrys agrees to increase the ownership to 9.99%. The Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the Note (based on the conversion price of the Note in effect from time to time). Initially, the Company must instruct its transfer agent to reserve 6,198,049 shares of its common stock. The Note is subject to customary default provisions and also includes a cross-default provision as well as default being triggered if the Company loses the “bid” price for its common stock ($0.0001 on the “ask” with zero market makers on the “bid” per Level 2 and/or a market such as OTC Pink) and a $15,000 penalty if not paid by the maturity date. The Company is entitled to prepay the Note between the issue date until 180 days from its issuance but not thereafter.  The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $57,885 with a charge to interest expense.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

On December 7, 2017, the Company received a payment of $79,000, net of an original issue discount of $5,800 and issue costs of $20,200 fees to be recorded as a debt discount and amortized to interest expense over the Note term, under the terms of a Securities Purchase Agreement dated November 21, 2017, with EMA Financial, LLC (“EMA Financial”) under which the Company issued to EMA Financial a convertible note (the “Note”) in the principal amount of $105,000 that bears interest of 10% (24% default rate) per annum. The Note has a maturity date of 12 months, has a conversion rate for any unpaid principal and interest and a conversion price which is the lower of (i) the closing sales price of the Company’s common stock on the trading day immediately preceding the date of funding and (ii) a 35% discount to (a) the lowest sales price of the shares of the Company’s common stock within a 20 day trading period including and immediately preceding the conversion date or (b) the lowest bid price on the conversion date, whichever is lower, and the conversion shares contain piggy-back registration rights. The conversion rate is further reduced under certain events, including if the closing sales price is less than $0.095 in which case the conversion rate is a 50% discount under the terms set forth above. No shares of the Company’s common stock can be issued to the extent EMA Financial would own more than 4.99% of the outstanding shares of the Company’s common stock. The Company also is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion or adjustment of the Note (based on the conversion price of the Note in effect from time to time) and initially must instruct its transfer agent to reserve 6,802,000 shares of common stock in the name of EMA Financial for issuance upon conversion. The Note is subject to customary default provisions and also includes a cross-default provision as well as default being triggered if the Company loses the “bid” price for its common stock ($0.0001 on the “ask” with zero market makers on the “bid” per Level 2 and/or a market such as OTC Pink). The Company is entitled to prepay the Note between the issue date until 180 days from its issuance at a premium of 135% of the unpaid principal and interest if paid within 90 days after the issue date and 150% thereafter. In connection with the issuance of this Note, the Company determined that the terms of the Note contain a conversion formula that caused variations in the conversion price resulting in the treatment of the conversion option as a bifurcated derivative to be accounted for at fair value. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives were determined using the Binomial valuation model. At the end of each period, the Company revalued the embedded conversion option and warrants derivative liabilities. In connection with this Note, on the initial measurement date of December 7, 2017, the fair values of the embedded conversion option derivative of $149,028 was recorded as derivative liabilities, $70,028 was charged to current period operations as initial derivative expense, and $79,000 was recorded as a debt discount and will be amortized into interest expense over the term of this Note. At the end of the period, the Company revalued the embedded conversion option derivative liability. In connection with this revaluations, the Company recorded derivative income of $52,015 for the three months ended December 31, 2017. During the three months ended December 31, 2017, the fair value of the derivative liability was estimated using the Binomial valuation model with the following assumptions:

Dividend rate	0
Term (in years)	1.00 year
Volatility	136.23%
Risk-free interest rate	1.67% to 1.76%

A number of terms included in the Securities Purchase Agreement and Note issued subsequently (see paragraph below) were more favorable than the terms granted to EMA Financial under its Securities Purchase Agreement and the EMA Note. Accordingly, on December 31, 2017, EMA Financial notified the Company that pursuant to the EMA Securities Purchase Agreement that the EMA Note was automatically amended by increasing (i) the annual interest rate to 12% percent and (ii) the Original Issue Discount to $9,450.

On December 13, 2017, the Company received a payment of $60,000, net of original issue discount fees of $7,500 and $15,000 of issue costs recorded as debt discounts and amortized to interest expense over the Note term under the terms of a Securities Purchase Agreement dated December 8, 2017, with Morningview Financial, LLC (“Morningview Financial”) under which the Company issued to Morningview Financial a convertible note (the “Note”) in the principal amount of $82,500 that bears interest of 12% (18% default rate) per annum. The Note has a maturity date of 12 months and a conversion rate for any unpaid principal and interest and a conversion price which is a 35% discount to the lowest sales price of the shares of the Company’s common stock within a 20-day trading period including and immediately preceding the conversion date. The conversion rate is further reduced under certain events, including if the closing sales price is less than $0.05 in which case the conversion rate is a 45% discount under the terms set forth above. No shares of the Company’s common stock can be issued to the extent Morningview Financial would own more than 4.99% of the outstanding shares of the Company’s common stock. The Company also is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion or adjustment of the Note (based on the conversion price of the Note in effect from time to time). The Note is subject to customary default provisions and also includes a cross-default provision as well as default being triggered if the Company’s Trading Price as that term is defined in the Note is less than $.0001 or if a money judgment, writ or similar process shall be entered or filed against the Company or any of its subsidiaries for more than $50,000, and shall remain unvacated, unbonded or unstayed for a period of 20 days unless otherwise consented to by the holder of the Note. Additionally, upon default and default notice by the lender, the amount immediately due shall be increased to 150% or 200% of the outstanding principal and interest due depending upon the default provisions, plus default interest. The Company is entitled to prepay the Note between the issue date until 180 days from its issuance at a premium of 135% of the unpaid principal and interest. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $44,423 with a charge to interest expense.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

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

The senior secured credit facility note balance and convertible debt balances consisted of the following at December 31, 2017 and September 30, 2017:

	December 31, 2017	September 30, 2017
Principal	$4,065,000	$3,500,000
Premium	858,196	617,647
Unamortized discount	(344,906)	(338,075)
	4,578,290	3,779,572
Non-current	-	-
Current	$4,578,290	$3,779,572

For the three months ended December 31, 2017 and 2016, amortization of debt discount amounted to $207,676 and $184,410, respectively.

NOTE 8 – NOTE PAYABLE

On October 19, 2017, the Company entered into a loan agreement with a third party entity under which the Company received approximately $232,500, net of fees and expenses of $17,500 recorded as debt discounts and amortized to interest expense over the Note term, in return for issuing a promissory note (the “Note”) in the principal amount of $250,000. The Note bears interest at 12% (18% default rate) per annum and has a maturity date of April 20, 2018. The Note may be prepaid in full or in part with additional premium or penalty. The Note is secured by certain assets of the Company’s CEO, certain assets of HowCo and all of the assets of Drone USA as a junior security interest to the first secured interest of the senior lender. Additionally, the loan is guaranteed by the Company’s CEO. For the three months ended December 31, 2017, amortization of debt discount amounted to $6,746.

NOTE 9 - STOCKHOLDERS’ DEFICIT

Preferred Stock

As of December 31, 2017, the Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock, with designations, voting, and other rights and preferences to be determined by the Board of Directors of which 4,999,750 remain available for designation and issuance.

As of December 31, 2017 and 2016, the Company has designated 250 shares of $0.0001 par value Series A preferred stock, of which 250 shares are issued and outstanding. These preferred shares have voting rights per share equal to the total number of issued and outstanding shares of common stock divided by 0.99.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

Common Stock

Stock Incentive Plan

The Company established its 2016 Stock Incentive Plan (the “Plan”) that permits the granting of incentive stock options and other common stock awards. The maximum number of shares available under the Plan is 100,000,000 shares. The Plan is open to all employees, officers, directors, and non-employees of the Company. Option granted under the Plan will terminate and may no longer be exercised (i) immediately upon termination of an employee or consultant for cause or (ii) one year after termination of employment, but not later than the remaining term of the option. As of December 31, 2017, 55,648,800 awards remain available for grant under the Plan.

Shares Issued for Services

On September 1, 2017, the Company entered into a consulting agreement with an individual. In connection with this agreement, the Company agreed to issue 10,000 common shares per month until the agreement is terminated. During the three months ended December 31, 2017, an aggregate of 20,000 common shares were issuable pursuant to the agreement. Such shares were valued on the vesting dates of October 1, 2017 and November 1, 2017 at $3,950, or $0.20 and $0.195 per share, respectively, based on the quoted trading price. In connection with these shares, during the three months ended December 31, 2017, the Company recorded professional fees of $3,950. This agreement was terminated in December 2017.

Shares Issued for debt issuance costs

On November 28, 2017, pursuant to a Securities Purchase Agreement and Convertible Note Agreement with Labrys (see Note 7), the Company issued to Labrys 335,938 shares of the Company’s common stock as a commitment fee which will be returned to the Company in the event that it pays all unpaid principal and interest under the Note within 180 days of November 20, 2017. Pursuant to ASB 260, as of December 31, 2017, the 335,938 contingent shares issued under the Securities Purchase Agreement (see Note 7) are not considered outstanding, are not accounted for due to the contingency, and are not included in basic net loss per shares or as potentially dilutive shares in calculating the diluted EPS at December 31, 2017.

Stock Options

For the three months ended December 31, 2017 and 2016, the Company recorded $189,267 and $63,455 of compensation and consulting expense related to stock options, respectively. Total unrecognized compensation and consulting expense related to unvested stock options at December 31, 2017 amounted to $2,107,131. The weighted average period over which share-based compensation expense related to these options will be recognized is approximately 3 years.

For the three months ended December 31, 2017, a summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2017	44,351,200	$0.21	9.27	$-	$0
Granted	-	-	-	-	-
Forfeited	-	-	-	-	-
Outstanding at December 31, 2017	44,351,200	$0.21	8.93	$-	$0
Exercisable at December 31, 2017	27,184,000	$0.20	8.76	$-	$0

All options were issued at an options price equal to the market price on the date of the grant.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

Warrants

On November 9, 2017, the Company received a first tranche payment of $75,500 under the terms of a Securities Purchase Agreement dated October 25, 2017, with Crown Bridge under which the Company issued to Crown Bridge a convertible note in the principal amount of $105,000 and a five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.35 as a commitment fee which is equal to the product of one-third of the face value of each tranche divided by $0.35. The warrants have full ratchet price protection and cashless exercise rights (See Note 7).

For the three months ended December 31 2017, a summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2017	500,000	$0.01	3.98	$-	$95,000
Granted	100,000	0.35	4.88	-	-
Outstanding at December 31, 2017	600,000	$0.01	4.13	$-	$72,500
Exercisable at December 31, 2017	600,000	$0.01	4.13	$-	$72,500

NOTE 10 - RELATED PARTY TRANSACTIONS

Since July 2017, the Company utilizes the office space and equipment of an entity in West Haven, Connecticut related to the Company’s CEO at no cost.

The Company has certain convertible notes payable to related parties (see Note 6).

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters

In connection with the merger with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the Company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

During the quarter ended June 30, 2017, the Company received demands for non-payment of five months of rent for its New York location. In July 2017, the Company vacated the New York premises. Subsequent to June 30, 2017, a lawsuit was filed in the Supreme Court of the State of New York for an alleged breach of a Service Agreement for approximately $63,000 in connection with the lease the Company entered into for its former office space in New York. As of September 30, 2017, the Company accrued into accounts payable approximately $63,000 pursuant to ASC 420-10-30 “Cost to Terminate an Operating Lease”. In October 2017, the Company entered into a settlement agreement with the New York lease landlord and paid $30,000 in full settlement and recorded a settlement gain of $33,361.

The Company has filed a lawsuit against the former Chief Strategy Officer and member of the Board, who was terminated for cause on July 7, 2017, for breach of contract, breach of the covenant of good faith and fair dealing, and violation of the California Business & Professions Code. On July 31, 2017, the former Chief Strategy Officer and member of the Board subsequently filed a counterclaim against the Company seeking, among other items, damages in excess of $900,000, prejudgment interest, and reimbursement of legal fees. The Company believes it will prevail in this matter and therefore has not accrued any additional liabilities. Prior to the termination and as of December 31, 2017 and September 30, 2017, there was accrued a 401(k) matching contribution of $9,230 and a $100,000 sign on bonus.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

On August 9, 2017, a lawsuit was filed by an investor relations firm against the Company in the Supreme Court, Westchester County (Index No. 61772/2017). The complaint alleged two causes of action, one for goods and services furnished and one for an account stated, in the amount of $74,325. The plaintiff obtained a default judgment. The Company has filed an Order to Show Cause to vacate the default judgment on the grounds that the service of the complaint was invalid. The court granted the Company’s Order to Show Cause on December 19, 2017 and a hearing occurred on January 12, 2018 and a decision will be forthcoming. The Company intends to contest any claim of damages by the plaintiff on the grounds that it failed to perform its obligations under the agreement between the two companies, however as of December 31, 2017 and September 30, 2017, approximately $70,000 was recorded as accounts payable. On January 3, 2018, under a court order, the bank transferred $77,000 of our funds into an escrow account until resolution of this matter.

As of December 31, 2017, the Company has received demand for payment of past due amounts for services by several consultants and service providers.

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

Consulting Agreements

In June 2017, the Company entered into an agreement with an investment bank to provide placement agent services on an exclusive basis as it relates to a private placement (“the placement”). The agreement calls for the investment bank to receive 9% of the gross proceeds of the placement and 2.5% warrant coverage of the amount raised. The warrants shall entitle the investment bank to purchase securities of the Company at a purchase price equal to 110% of the implied price per share of the placement or 100% of the public market closing price of the Company’s common stock on the date of the placement, whichever is lower. The warrants shall have a term of five years after the closing of the placement. The agreement expired on September 30, 2017 but the terms of the agreement was effective for certain capital raised during the three months ended December 31, 2017 (see Note 7).

Lease Obligations

The Company entered into an agreement with a manufacturer in Pismo Beach, California. The agreement provides for certain services to be provided by the manufacturer as needed by the Company. The agreement has an initial term of three years with one year renewals. In connection with this agreement, the Company has agreed to sublease space based in San Luis Obispo, California from the manufacturer for the purposes of the development and manufacturing of unmanned aerial vehicles. The lease provides for base monthly rent of approximately $15,000 for the initial term to be increased to $16,500 per month upon extension. The lease term begins February 1, 2017 and expires January 31, 2019 with the option to extend the term an additional 24 months. However, the Company never took possession of the premises and in July 2017, the Company made a decision to not take possession of the premises. The Company is in default of the rent payments and had received verbal demand of payments. As of December 31, 2017, the Company has not made any of the required monthly rent payments in connection with this agreement. As of December 31, 2017 and September 30, 2017, the Company had accrued into accounts payable the remaining amounts due under the term of the lease for a total accrual of $360,000 pursuant to ASC 420-10-30.

In May 2017, the Company extended HowCo’s office lease through May 30, 2020. The lease requires monthly payments including base rent plus CAM with annual increases. Future minimum lease payments under non-cancelable operating leases at December 31, 2017 are as follows:

Years ending December 31,	Amount
2018	59,072
2019	60,499
2020	25,460
Total minimum non-cancelable operating lease payments	$145,031

For the three months ended December 31, 2017 and 2016, rent expense amounted to $14,565 and $50,371, respectively.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

Purchase commitments

The Company entered into agreements to act as a distributor or dealer with third party drone suppliers. Some of these agreements require the Company to maintain certain levels of inventory of the supplier’s products. Such levels of inventory are not quantifiable as of the date of this report.

NOTE 12 - CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At December 31, 2017, cash in bank exceeded the federally insured limits of $250,000 by $200,594. The Company has not experienced any losses in such accounts through September 30, 2017.

Economic Concentrations

With respect to customer concentration, four customers accounted for approximately 53%, 19%, 19% and 10%, of total sales for the three months ended December 31, 2017. Two customers accounted for approximately 69% and 12% of total sales for the three months ended December 31, 2016.

With respect to accounts receivable concentration, four customers accounted for approximately 96% of total accounts receivable at December 31, 2017. Three customers accounted for approximately 59% of total accounts receivable at September 30, 2017.

With respect to supplier concentration, one supplier accounted for approximately 39% of total purchases for the three months ended December 31, 2017. Two suppliers accounted for approximately 52% and 12% of total purchases for the three months ended December 31, 2016.

With respect to accounts payable concentration, one supplier accounted for approximately 36% of total accounts payable at December 31, 2017. Two suppliers accounted for approximately 42% and 11% of total accounts payable at September 30, 2017.

With respect to foreign sales, it totaled approximately $27,000 for the three months ended December 31, 2017. Foreign sales totaled approximately $180,000 for the period ended December 31, 2016.

NOTE 13 - SUBSEQUENT EVENTS

Securities Purchase Agreements and Convertible Notes

On January 3, 2018, the Company entered into a Securities Purchase Agreement with Power Up under which the Company received $42,000, net of $11,000 in fees and expenses to be recorded as a debt discount and amortized to interest expense over the Note term, in return for issuing a convertible promissory note (the “Note”) in the principal amount of $53,000. Power Up received a right of first refusal for the first nine months from the date of the Note to provide any debt or equity financing less than $150,000. The Note bears interest at 10% per annum and has a maturity date of October 15, 2018. The Note may be prepaid at a premium ranging from 112% to 137% depending on the length of time following the date of the Note. The Note is convertible after 180 days into shares of the Company’s common stock at a discount of 35% of the average of the two lowest closing bid prices of the Company’s common stock 15 days prior to the date of conversion and the maximum number of shares issued to Power Up may not exceed 4.99% of the issued and outstanding shares of Drone USA common stock. The Note is subject to customary default provisions, including a cross default provision. The Company is required to have authorized for issuance six times the number of shares that would be issuable upon full conversion of the Note (assuming that the 4.99% limitation is not in effect) and based on the applicable conversion price of the Note in effect from time to time, initially to be 3,462,355 shares of common stock. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $28,538 with a charge to interest expense.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

On January 9, 2018, the Company received a payment of $84,000, net of $23,500 in fees and expenses to be recorded as a debt discount and amortized to interest expense over the Note term under the terms of a Securities Purchase Agreement dated November 20, 2017, with Labrys under which the Company issued to Labrys (i) a convertible note (the “Note”) in the principal amount of $107,500 that bears interest of 10% per annum and (ii) 421,238 shares of the Company’s common stock as a commitment fee which will be returned to the Company in the event that it pays all unpaid principal and interest under the Note within 180 days of December 26, 2017. The Note has a maturity date of nine months or September 26, 2018, and a conversion rate for any unpaid principal and interest at a 35% discount to the market price which is defined as the average of the two lowest trading prices (defined as the lower of the trading price or closing bid price) for the Company’s common stock during the 20 trading day period ending on the latest complete trading day prior to the date of conversion. The conversion rate is further reduced if the Company enters into any section 3(a)(9) or 3(a)(10) transactions under the Securities Act of 1933, as amended, if the terms of those transactions offer greater discounts on conversion prices or a longer look back period for determining the conversion rate and under certain other enumerated events, including if the conversion price is less than $.01 per share or if the Company loses the “bid” price for its common stock ($0.0001 on the “ask” with zero market makers on the “bid” per Level 2 and/or a market such as OTC Pink). In addition, if the Company issues any shares of its common stock at less than the conversion price, Labrys is entitled to full ratchet anti-dilution in such event. No shares of Drone USA common stock can be issued to the extent Labrys would own more than 4.99% of the outstanding shares of the Company’s common stock unless Labrys agrees to increase the ownership to 9.99%. The Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the Note (based on the conversion price of the Note in effect from time to time). Initially, the Company must instruct its transfer agent to reserve 8,535,980 shares of its common stock. The Note is subject to customary default provisions and also includes a cross-default provision as well as default being triggered if the Company loses the “bid” price for its common stock ($0.0001 on the “ask” with zero market makers on the “bid” per Level 2 and/or a market such as OTC Pink). The Company is entitled to prepay the Note between the issue date until 180 days from its issuance but not thereafter. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $57,885 with a charge to interest expense. On February 7, 2018 the lender notified the Company of a non-financial default related to the maintenance of the Company’s market capitalization level. The lender has proposed a waiver of the default in exchange for keeping the 421,238 shares as non-returnable.

On January 31, 2018 the Company received a payment of $95,000, net of $2,750 for legal fees and $7,250 for due diligence to be recorded as a debt discount and amortized to interest expense over the Note term under the terms of a Securities Purchase Agreement dated January 31, 2018, with Auctus Fund, LLC (“Auctus”) under which the Company issued to Auctus a convertible note (the “Note”) in the principal amount of $105,000 that bears interest of 10% per annum. The Note has a maturity date of nine months or October 26, 2018, and a conversion rate for any unpaid principal and interest at a 35% discount to the market price which is defined as the average of the two lowest trading prices (defined as the lower of the trading price or closing bid price) for the Company’s common stock during the fifteen trading day period ending on the latest complete trading day prior to the date of conversion. The conversion rate is further reduced if the Company enters into any section 3(a)(9) or 3(a)(10) transactions under the Securities Act of 1933, as amended, if the terms of those transactions offer greater discounts on conversion prices or a longer look back period for determining the conversion rate and under certain other enumerated events, including if the conversion shares cannot be delivered by DWAC. In addition, if the Company issues any shares of its common stock at less than the conversion price, Auctus is entitled to full ratchet anti-dilution in such event. No shares of the Company’s common stock can be issued to the extent Auctus would own more than 4.99% of the outstanding shares of the Company’s common stock unless Auctus agrees to increase the ownership to 9.99%. The Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the Note (based on the conversion price of the Note in effect from time to time). The Note is subject to customary default provisions and also includes a cross-default provision as well as default being triggered if the Company loses the “bid” price for its common stock ($0.0001 on the “ask” with zero market makers on the “bid” per Level 2 and/or a market such as OTC Pink). The Company is entitled to prepay the Note between the issue date until 180 days from its issuance but not thereafter. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $56,538 with a charge to interest expense.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

Amendment to the Senior Secured Credit Facility Note

On January 3, 2018, the Company entered into a settlement agreement (the “Settlement Agreement”) and replacement note agreements with an investment fund related to a senior secured credit facility note dated September 13, 2016 (See Note 7). This settlement did not waive the prior defaults. On the effective date of the Settlement Agreement, all debt owed to the investment fund aggregated $5,788,642 and consisted of a convertible promissory note of $3,500,000, accrued interest payable of $238,642, and accrued advisory fees payable of $2,050,000. Additionally, on the effective date, the amount due of $5,788,642 was split and apportioned into 2 separate and distinct replacement notes (“Replacement Note A” and “Replacement Note B”). Replacement Note A shall have a principal amount of $1,000,000 and Replacement Note B shall have a principal balance of $4,788,642, both of which shall be and remained secured by the original security agreements, the pledge agreements, the guarantee agreement and other applicable loan documents.

The Credit Agreement is hereby amended such that the Maturity Date shall be extended to January 13, 20l9 (the “Extended Maturity Date”). Notwithstanding anything contained in this Agreement to the contrary, all Obligations owing by the Borrower and all other Credit Parties under the Credit Agreement, First Replacement Note B, and all other Loan Documents shall be paid in full by the Extended Maturity Date as follows: $52,500 per month from January 13, 2018 to December 13, 2018 and $5,394,121 on January 13, 2019.

On January 30, 2018, the Lender assigned Replacement Note A in the principal amount of $1,000,000 to Livingston Asset Management LLC (“Livingston”) Replacement Note A is now due to Livingston and bears interest at 18% per annum. At any time while this Note is outstanding, but only upon: (i) the occurrence of an Event of Default under any of the Loan Documents; or (ii) mutual agreement between the Borrower and the Holder, the Holder may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable hereunder or under any other Loan Documents (such total amount, the “Conversion Amount”) into shares of common stock of the Company (the “Conversion Shares”) at a price equal to: (i) the Conversion Amount (the numerator); divided by (ii) 85% of the lowest of the daily volume weighted average price of the Company’s common stock during the five business days immediately prior to the conversion date, which price shall be indicated in the conversion notice (the denominator) (the “Conversion Price”). Upon liquidation by the Holder of Conversion Shares issued pursuant to a Conversion Notice, provided that the Holder realizes a net amount from such liquidation equal to less than the Conversion Amount specified in the relevant conversion notice (such net realized amount, the “Realized Amount”), the Company shall issue to the Holder additional shares of the Company’s common stock equal to: (i) the Conversion Amount specified in the relevant conversion notice; minus (ii) the Realized Amount, as evidenced by a reconciliation statement from the Holder (a “Sale Reconciliation”) showing the Realized Amount from the sale of the Conversion Shares; divided by (iii) the average volume weighted average price of the Company’s common stock during the five business days immediately prior to the date upon which the Holder delivers notice (the “Make-Whole Notice”) to the Company that such additional shares are requested by the Holder (the “Make-Whole Stock Price”) (such number of additional shares to be issued, the “Make-Whole Shares”).

Other

On January 29, 2018, the Company entered into a settlement agreement and mutual release with a vendor who had provided public relations and other consulting services whereby the Company shall pay to this vendor an aggregate amount of $60,000 of which $30,000 was paid on February 2, 2018 Additionally, the Company shall pay ten monthly payments of $3,000 per month beginning on February 29, 2018. Additionally, the vendor returned 400,000 common shares of the Company’s common stock which will be cancelled.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended September 30, 2017, as filed with the SEC on December 29, 2017.

We caution that these factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.

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

Liquidity and Capital Resources

As of December 31, 2017, we had $2,309,255 in current assets, including $181,381 in cash, compared to $2,059,246 in current assets, including $152,492 in cash, at September 30, 2017. Current liabilities at December 31, 2017 totaled $13,698,576 compared to $12,419,948 at September 30, 2017. The increase in current assets from September 30, 2017 to December 31, 2017 is primarily due to an increase in cash of approximately $29,000 and an increase in accounts receivable of approximately $207,000. The increase in current liabilities from September 30, 2017 to December 31, 2017 is primarily due to the increase in convertible notes payable of approximately $799,000 primarily due to the borrowing of funds under convertible note agreements, amortization of debt discount and accretion of a premium, an increase in notes payable of $239,246, and an increase in accrued expenses of approximately $222,000. While we have revenues as of this date, no significant UAV revenues are anticipated until we have implemented our full plan of operations, specifically, initiating sales campaigns for our UAV platforms. We must raise cash to implement our strategy to grow and expand per our business plan. We anticipate over the next 12 months the cost of being a reporting public company will be approximately $250,000.

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

We anticipate our short-term liquidity needs to be approximately $5.8 million which will be used to settle our existing current liabilities and we expect gross profits of approximately $2,000,000. To meet these needs we intend to complete equity financing and refinance or restructure certain existing liabilities. Once this is completed, and we implement our sales and marketing plan to sell UAV products, we anticipate minimal long-term liquidity needs which we expect to meet through equity financing or short-term borrowings.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016
Net Cash Used in Operating Activities	$(489,002)	$(14,893)
Net Cash Provided by Financing Activities	$517,891	$11,735
Net Increase (Decrease) in Cash	$28,889	$(3,158)

Results of Operations

Three months Ended December 31, 2017 and 2016

We generated sales of $4,433,060 and $6,984,392 for the three months ended December 31, 2017 and 2016, respectively, a decrease of $2,551,332, or 36.5%. For the three months ended December 31, 2017 and 2016, we reported cost of goods sold of $4,141,893 and $6,532,810, respectively, a decrease of $2,390,917, or 36.6%. The decrease in sales and cost of goods sold for the 2017 period as compared to the 2016 period is due to a delay in shipments caused by a delay in shipments as we attempt to renegotiate our selling prices. Additionally, we stopped selling certain products with low gross margins.

For the three months ended December 31, 2017 and 2016, we reported selling, general, and administrative expenses of $820,762 as compared to $967,476, a decrease of $146,714, or 15.2%. For the three months ended December 31, 2017 and 2016, selling, general, and administrative expenses consisted of the following:

	For the Three Months ended	For the Three Months ended
	December 31, 2017	December 31, 2016
Compensation and related benefits	$480,617	$528,903
Professional fees	223,233	248,702
Other selling, general and administrative expenses	116,912	189,871
Total selling, general and administrative expenses	$820,762	$967,476

The decrease in selling, general, and administrative costs for the 2017 period as compared to the 2016 period was due to a reduction in employees, a reduction in professional fees and a decrease in other selling, general and administrative due to cost cutting measures.

For the three months ended December 31, 2017 and 2016, amortization expense amounted to $66,250 and $66,250, respectively, and related to the amortization of intangible assets.

For the three months ended December 31, 2017 and 2016, other income (expense) amounted to $704,728 and $369,590, respectively, an increase of $335,138, or 94.8%. The increase was attributable to an increase in interest and financing costs of $350,486, or 94.8%, primarily due to an increase in interest-bearing debt financings, and the amortization of related discounts and accretion of premiums, an increase in derivative expense of $18,013, offset by an increase in gain on settlement of $33,361.

As a result, we reported a net loss of $1,300,573, or $0.03 per common share, and $951,784, or $0.02 per common share, for the three months ended December 31, 2017 and 2016, respectively.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the three months ended December 31, 2017, we incurred a net loss of $1,300,573 and used cash in operations of $489,002. The working capital deficit, stockholders’ deficit and accumulated deficit was $11,389,301, $7,504,934, and $15,156,998, respectively, at December 31, 2017. Furthermore, on April 13, 2017, we received a default notice on its payment obligations under the senior secured credit facility agreement, defaulted on its Note Payable – Seller in September 2017, and as of December 31, 2017 is subject to two lawsuits and has received demands for payment of past due amounts from several consultants and service providers. These matters raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Our ability to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. We have been implementing cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plan to raise equity through a private placement, and restructure or repay our secured obligations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be required should we be unable to continue as a going concern.

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

Convertible Notes with Fixed Rate Conversion Options

We may enter into convertible notes, some of which contain, predominantly, fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted by the holder, into common shares at a fixed discount to the market price of the common stock at the time of conversion. This results in a fair value of the convertible note being equal to a fixed monetary amount. We record the convertible note liability at its fixed monetary amount by measuring and recording a premium, as applicable, on the Note date with a charge to interest expense in accordance with ASC 480 - “Distinguishing Liabilities from Equity”.

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. Pursuant to ASB 260, contingent shares issued under a Securities purchase agreement are not considered outstanding and are not included in basic net loss per shares or as potentially dilutive shares in calculating the diluted EPS.

Tax Loss Carryforwards

The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statement and tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2017, our disclosure controls and procedures were not effective.

The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting: (1) the lack of multiples levels of management review on complex accounting and financial reporting issues, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems, (3) lack of inventory controls, and (4) since the resignation of our former CFO in July 2017, we do not have a qualified in-house financial accounting expert to maintain our parent company and consolidation level books and records. To remediate this situation we have engaged outsourced accountants. It is likely that we will continue to report material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

A lawsuit has been filed against the Company in Supreme Court, Westchester County (Index No. 61772/2017), on August 9, 2017, in a case styled Porter, LeVay & Rose v. Drone USA, Inc . The complaint alleged two causes of action, one for goods and services furnished and one for an account stated, in the amount of $74,325. The plaintiff obtained a default judgment. The Company filed an Order to Show Cause to vacate the default judgment on the grounds that the service of the complaint was invalid. The court granted the Company’s Order to Show Cause on December 19, 2017 and a hearing occurred on January 12, 2018, and a decision will be forthcoming. The Company also intends to contest any claim of damages by the plaintiff on the grounds that it failed to perform its obligations under the agreement between the two companies.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2017, we entered into a consulting agreement with an individual. In connection with this agreement, we agreed to issue 10,000 common shares per month until the agreement is terminated. During the three months ended December 31, 2017, an aggregate of 20,000 common shares were issuable pursuant to the agreement. This agreement was terminated in December 2017.

On November 28, 2017, pursuant to a Securities Purchase Agreement and Convertible Note Agreement with Labrys (see Note 7), we issued to Labrys 335,938 shares of our common stock as a commitment fee which will be returned to the Company in the event that we pay all unpaid principal and interest under the Note within 180 days of November 20, 2017. Such contingent shares issued under a Securities purchase agreement are not considered outstanding and are not included in basic net income per ordinary shares or as potentially dilutive shares in calculating the diluted EPS.

The above securities were issued in reliance upon the exemptions provided by Section 4(a) (2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRONE USA, INC.

Dated: February 14, 2018	By:	/s/ Michael Bannon
Michael Bannon
Chief Executive Officer / Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)

