Form 10-Q
period 2018-03-31
Drone USA Inc.
filed 2018-05-15
CIK 1704795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 000-55789

DRONE USA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	30-0967943
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

16 Hamilton Street, West Haven, CT	06516
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,377,737 shares as of May 15, 2018.

DRONE USA, INC.

Form 10-Q

March 31, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2018	2017
	(Unaudited)

ASSETS
Current Assets
Cash	$13,679	$152,492
Accounts receivable	1,079,451	1,169,091
Inventory	333,994	681,057
Prepaid expenses and other current assets	38,964	56,606

Total Current Assets	1,466,088	2,059,246

Long-term Assets
Goodwill	2,410,335	2,410,335
Tradename	760,000	760,000
Customer list, net	647,783	780,281

Total Long-term Assets	3,818,118	3,950,616

Total Assets	$5,284,206	$6,009,862

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$2,398,009	$3,815,546
Accrued expenses	1,182,947	1,015,880
Convertible notes payable - net of discounts and premium	8,418,018	3,779,572
Note payable - seller	900,000	900,000
Convertible note payable - related party affiliate	688,444	688,444
Convertible note payable - related party officer	32,500	122,000
Notes payable - net of discount and premium	703,604	-
Line of credit - bank	45,959	48,506
Contingent liability - advisory fees	-	850,000
Accrued liability - advisory fees	-	1,200,000
Derivative liability	116,693	-

Total Current Liabilities	14,486,174	12,419,948

Total Liabilities	14,486,174	12,419,948

Commitments and Contingencies (Note 11)

Stockholders' Deficit:

Preferred stock - $0.0001 par value, 5,000,000 shares authorized, Series A preferred stock - no par value, 250 shares designated, issued and outstanding	-	-
Common stock - $0.0001 par value, 200,000,000 shares authorized, 45,381,868 and 43,104,692 shares issued and outstanding at March 31, 2018 and September 30, 2017, respectively	4,538	4,311
Additional paid-in capital	7,671,727	7,442,028
Accumulated deficit	(16,878,233)	(13,856,425)

Total Stockholders' Deficit	(9,201,968)	(6,410,086)

Total Liabilities and Stockholders' Deficit	$5,284,206	$6,009,862

See accompanying notes to unaudited condensed consolidated financial statements

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Sales	$4,602,343	$5,620,335	$9,035,403	$12,604,727

Cost of Goods Sold	3,946,076	5,168,852	8,087,969	11,701,662

Gross Profit	656,267	451,483	947,434	903,065

Operating Expenses:
Selling, general, and administrative expenses	650,032	3,046,732	1,470,794	4,014,208
Amortization	66,248	66,249	132,498	132,499

Total Operating Expenses	716,280	3,112,981	1,603,292	4,146,707

Loss from Operations	(60,013)	(2,661,498)	(655,858)	(3,243,642)

Other Income (Expenses):
Derivative liability expense	(19,680)	-	(37,693)	-
Gains on settlement	48,544	-	81,905	-
Interest and financing costs	(1,690,086)	(1,007,179)	(2,410,162)	(1,376,769)

Total Other Expenses	(1,661,222)	(1,007,179)	(2,365,950)	(1,376,769)

Net Loss before Provision for Income Tax	(1,721,235)	(3,668,677)	(3,021,808)	(4,620,411)

Provision for Income Tax	-	-	-	50

Net Loss	$(1,721,235)	$(3,668,677)	$(3,021,808)	$(4,620,461)

Basic and Diluted Loss Per Share	(0.04)	(0.09)	(0.07)	(0.11)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	43,945,221	42,483,456	43,589,547	42,078,659

See accompanying notes to unaudited condensed consolidated financial statements

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH  FLOWS

(Unaudited)

	For the Six Months Ended
	March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(3,021,808)	(4,620,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Intangibles amortization	132,498	132,499
Amortization of debt discounts	445,734	368,820
Accretion of premium on convertible note	1,306,123	617,647
Share-based compensation expense	193,053	1,043,517
Deferred rent	-	(10,000)
Debt financing costs	133,145	-
Derivative expense	37,693	-
Gain on settlement	(81,905)	-
Changes in operating assets and liabilities:
Accounts receivable	89,640	(472,193)
Inventory	347,063	732,091
Prepaid expenses and other current assets	43,862	(56,500)
Accounts payable and accrued expenses	(445,966)	1,822,713
Due to vendor - insurance financing	25,149	23,695
Customers deposits	-	(78,841)
Income tax payable	-	50

Cash Used in Operating Activities	(795,719)	(496,963)

Cash Flows from Financing Activities:
Net proceeds from convertible notes payable	640,000	-
Net proceeds from note payable	232,500	-
Repayments of notes payable	(123,547)	-
Repayment of line of credit	(2,547)	(983)
Repayment of lines of credit - related parties	-	(3,682)
Proceeds from (repayments of) loan payable - related party, net	(89,500)	5,000

Cash Provided by Financing Activities	656,906	335

Net Decrease in Cash	(138,813)	(496,628)

Cash - beginning of period	152,492	631,020

Cash - end of period	$13,679	$134,392

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$274,096	$316,759

Noncash financing and investing activities:
Increase in prepaid expenses and accrued expenses	$70,000	$-
Issuance of common stock to satisfy settlement payable	$150	$48,998
Issuance of warrant for debt issuance costs	$12,508	$-
Initial derivative liability and debt discount	$79,000	$-
Issuance of convertible debt for deferred financing costs	$65,000	$-
Reclassification of debt premium upon conversion	$-	$26,384
Reclassification of accrued fee and interest to convertible notes payable	$2,288,642	$-
Reclassification of accounts payable to notes payable	$579,106	$-

See accompanying notes to unaudited condensed consolidated financial statements

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Drone USA, Inc. and its wholly-owned subsidiaries, Drone USA, LLC (inactive), and HowCo. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2017 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on December 29, 2017. The consolidated balance sheet as of September 30, 2017 contained herein has been derived from the audited consolidated financial statements as of September 30, 2017, but does not include all disclosures required by GAAP.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the six months ended March 31, 2018, the Company has incurred a net loss of $3,021,808 and used cash in operations of $795,719. The working capital deficit, stockholders' deficit and accumulated deficit was $13,020,086, $9,201,968, and $16,878,233, respectively, at March 31, 2018. Furthermore, on April 13, 2017 the Company received a default notice on its payment obligations under the senior secured credit facility agreement (see Note 5), defaulted on its Note Payable – Seller, and as of March 31, 2018 is subject to lawsuits and has received demands for payment of past due amounts from several consultants and service providers. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has been implementing cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its secured obligations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for bad debt on accounts receivable, reserves on inventory, valuation of goodwill and intangible assets for impairment analysis, valuation of the earn-out liability, valuation of stock based compensation, the valuation of derivative liabilities and the valuation allowance on deferred tax assets.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

	At March 31, 2018			At September 30, 2017
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liability	-	-	$116,693	-	-	$-

A roll forward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at September 30, 2017	$-
Initial valuation of derivative liability recorded as derivative expense	70,028
Initial valuation of derivative liability recorded as debt discount	79,000
Change in fair value of derivative liability	(32,335)
Balance at March 31, 2018	$116,693

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company utilizes the Black-Sholes option pricing model and uses the simplified method to determine expected term because of lack of sufficient exercise history. Additionally, effective January 1, 2017, the Company adopted the Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. The Company has elected to recognize forfeitures as they occur and the cumulative impact of this change did not have any effect on the Company’s consolidated financial statements and related disclosures.

Pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non-employees, including grants of stock options, are recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusted the expense recognized in the consolidated financial statements accordingly.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of March 31, 2018 and 2017, potentially dilutive securities consisted of the following:

	March 31, 2018	March 31, 2017
Stock options	44,351,200	33,025,000
Warrants	600,000	500,000
Related party convertible debt and accrued interest	9,398,132	3,688,000
Senior convertible debt	77,814,212	17,670,000
Convertible debt	31,285,292	-
Contingent liability – advisory fees	-	3,156,448
Total	163,448,836	58,039,448

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. As of March 31, 2018, the Company did not report any segment information since the Company only generates sales from its subsidiary, HowCo.

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

NOTE 3 - INVENTORY

At March 31, 2018 and September 30, 2017, inventory consists of finished goods which was valued at $333,994 and $681,057, respectively.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 4 - LINE OF CREDIT - BANK

The Company has a revolving line of credit with a financial institution. This revolving line of credit is in the amount of $50,000, and is personally guaranteed by the Company’s Chief Executive Officer (“CEO”). The line bears interest at a fluctuating rate equal to the prime rate plus 4.25%, which at March 31, 2018 and September 30, 2017 was 9.00% and 8.50%, respectively. As of March 31, 2018, the balance of the line of credit was $45,959 with $4,041 available.

NOTE 5 - NOTE PAYABLE – SELLER

In connection with the acquisition of HowCo in September 2016, the Company issued a note payable in the amount of $900,000 to the sellers of HowCo. The note matured on September 9, 2017 and bears interest at 5.50% per annum. The note requires payment of unpaid principal and interest upon maturity. The note is secured by all assets of HowCo Distribution Co. and subordinated to the Senior Secured Credit Facility discussed below. The note is currently in default and the default interest rate is 8% per annum. At March 31, 2018 and September 30, 2017, accrued interest on this note amounted to $89,583 and $53,682, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

The Company has an $840,000 convertible note payable (“Note 1”) to a related party entity controlled by the Company’s CEO. Note 1 bears interest at an annual rate of 7% with an original maturity date of June 11, 2017 that was extended to June 11, 2018, at which time all unpaid principal and interest is due. The holder of Note 1 has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. As of March 31, 2018 and September 30, 2017, Note 1 has not been converted and the balance of the note was $688,444 and $688,444, and accrued interest was $101,806 and $77,776, respectively. This note is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula.

The Company has a convertible note payable (“Note 2”) with the Company’s CEO. Note 2 bears interest at an annual rate of 7% with a maturity date of December 31, 2017, at which time all unpaid principal and interest was due. On December 15, 2017, the due date of Note 2 was extended to July 2, 2018. The holder of Note 2 has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. During the six months ended March 31, 2018, the Company borrowed $500 and repaid $90,000 on this note. As of March 31, 2018 and September 30, 2017, Note 2 has not been converted and the balance was $32,500 and $122,000, and accrued interest was $12,744 and $10,707, respectively. This note is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula.

NOTE 7 – CONVERTIBLE NOTES PAYABLE AND ADVISORY FEE LIABILITIES

Senior Secured Credit Facility Note

Effective September 13, 2016 (“Effective Date”), the Company entered into a senior secured credit facility note (the “Agreement”) with an investment fund to provide capital for the acquisition of HowCo. The Company can borrow up to $6,500,000, subject to lender approval, with an initial convertible promissory note at closing of $3,500,000 (the “Convertible Note”). The Convertible Note bears interest at a rate of 18% per annum, required monthly payments of $52,500 which is interest only starting on October 13, 2016 through February 13, 2017, and monthly payments, including interest and principal, of $298,341 starting on March 13, 2017 through maturity on March 13, 2018. Events of default are defined in the Agreement and Convertible Note. In the event of default the Convertible Note balance will bear interest at 25% per annum. In connection with this Agreement, the Company was obligated to pay additional advisory fees of $850,000 payable in the form of cash or common stock in accordance with the terms of the Agreement. The Company was also required to reserve 7,000,000 shares of common stock related to this transaction. The reserved shares will be released upon the satisfaction of the loan.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

In the event the lender makes additional loans under the Agreement, the Company agreed to pay additional advisory fees under similar terms as the $850,000 fee. As of March 31, 2018, the Company had issued 539,204 shares of common stock in satisfaction of the $850,000 advisory fee in accordance with the terms of the agreement, such shares being issued in September 2016. The proceeds from the sale of the 539,204 shares were supposed to be applied towards the $850,000 advisory fee due. Based upon the value of the shares, at the time the lender sells the shares, the Company may be required to redeem unsold shares for the difference between the $850,000 and the lender’s sales proceeds. Accordingly, the $850,000 was reflected as a current liability through December 31, 2017. In January 2018, in connection a settlement agreement, the accrued advisory fee was reclassified to the principal balance of the replacement Convertible Note. Through the date of the settlement agreement and through March 31, 2018, the lender had not reported any proceeds from the sale of these shares (see below). Prior to the settlement agreement in January 2018, notwithstanding anything contained in the Agreement to the contrary, in the event the Lender has not realized net proceeds from the sale of Advisory Fee Shares equal to at least the Advisory Fee by the earlier to occur of: (A) the twelve (12) month anniversary of the Effective Date; (B) the occurrence of an Event of Default; or (C) the Maturity Date, then at any time thereafter, the Lender shall have the right, upon written notice to the Borrower, to require that the Borrower redeem all Advisory Fee Shares then in Lender’s possession for cash equal to the Advisory Fee, less any cash proceeds received by the Lender from any previous sales of Advisory Fee Shares, if any. In the event such redemption notice is given by the Lender, the Borrower shall redeem the then remaining Advisory Fee Shares in Lender’s possession for an amount of Dollars equal to the Advisory Fee, less any cash proceeds received by the Lender from any previous sales of Advisory Fee Shares, if any, payable by wire transfer to an account designated by Lender within five (5) Business Days from the date the Lender delivers such redemption notice to the Borrower.

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

On March 28, 2017, the Company entered into an agreement with the above senior secured credit facility lender to receive a range of advisory services for a total of $1,200,000 with no definitive terms or length of service which was expensed in fiscal 2017 and had been recorded as an accrued liability – advisory fees through December 31, 2017. In connection with the settlement agreement discussed below, in January 2018, the advisory services fee payable was reclassified to the principal balance of the replacement Convertible Note.

On January 3, 2018, the Company entered into a settlement agreement (the “Settlement Agreement”) and replacement note agreements with the investment fund related to a senior secured credit facility note dated September 13, 2016. On the effective date of the Settlement Agreement, all amounts owed to the investment fund aggregated $5,788,642 and consisted of a convertible promissory note of $3,500,000, accrued interest payable of $238,642, and accrued advisory fees payable of $2,050,000. Additionally, on the effective date, the amount due of $5,788,642 was split and apportioned into 2 separate and distinct replacement notes (“Replacement Note A” and “Replacement Note B”). Replacement Note A shall have a principal amount of $1,000,000 and Replacement Note B shall have a principal balance of $4,788,642, both of which shall be and remained secured by the original security agreements, the pledge agreements, the guarantee agreement and other applicable loan documents and both shall bear interest at 18% per annum. The default was not waived by this settlement agreement. The Company originally recorded a premium on stock settled debt of $617,647 on the $3,500,000, and subsequent to the settlement agreement recorded an additional premium on stock settled debt of $403,878 on the additional $2,288,642.

The Credit Agreement is hereby amended such that the Maturity Date is extended to January 13, 2019 (the "Extended Maturity Date") for replacement Note B, while the Note A maturity date remained at March 13, 2018 but was due as of March 2017 due to the principal and interest payment default discussed above. Notwithstanding anything contained in this Agreement to the contrary, all Obligations owing by the Company and all other Credit Parties under the Credit Agreement, First Replacement Note B, and all other Loan Documents shall be paid in full by the Extended Maturity Date as follows: $52,500 per month from January 13, 2018 to December 13, 2018 and the remaining principal and accrued interest on January 13, 2019.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

On January 30, 2018, the Replacement Note A in the principal amount of $1,000,000 was purchased by Livingston Asset Management LLC (“Livingston”) from the original lender. On November 15, 2017, the Company executed a Liability Purchase Term Sheet with Livingston Asset Management (“Livingston”) under which Livingston agreed to purchase up to $10,000,000 that the Company owes to its creditors through direct purchase of the debts from the Company’s creditors. (See below). Replacement Note A is due to Livingston and bears interest at 18% per annum. At any time and from time to time while this Note is outstanding, but only upon: (i) the occurrence of an Event of Default under any of the Loan Documents; or (ii) mutual agreement between the Company and the Holder, this Note may be, at the sole option of the Holder, convertible into shares of the Company’s common stock, in accordance with the terms and conditions set forth below. At any time while this Note is outstanding, but only upon: (i) the occurrence of an Event of Default under any of the Loan Documents; or (ii) mutual agreement between the Company and the Holder, the Holder may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable hereunder or under any other Loan Documents (such total amount, the "Conversion Amount") into shares of common stock of the Company (the "Conversion Shares") at a price equal to: (i) the Conversion Amount (the numerator); divided by (ii) 85% of the lowest of the daily volume weighted average price of the Company’s common stock during the five business days immediately prior to the conversion date, which price shall be indicated in the conversion notice (the denominator) (the "Conversion Price"). Upon liquidation by the Holder of Conversion Shares issued pursuant to a Conversion Notice, provided that the Holder realizes a net amount from such liquidation equal to less than the Conversion Amount specified in the relevant conversion notice (such net realized amount, the "Realized Amount"), the Company shall issue to the Holder additional shares of the Company's common stock equal to: (i) the Conversion Amount specified in the relevant conversion notice; minus (ii) the Realized Amount, as evidenced by a reconciliation statement from the Holder (a "Sale Reconciliation") showing the Realized Amount from the sale of the Conversion Shares; divided by (iii) the average volume weighted average price of the Company's common stock during the five business days immediately prior to the date upon which the Holder delivers notice (the "Make-Whole Notice") to the Company that such additional shares are requested by the Holder (such number of additional shares to be issued, the "Make-Whole Shares"). As of March 31, 2018, there has been one issuance under section 3(a)(10) of the Securities Act for 1,500,000 shares (see below), which have been recorded at par value with an equal charge to additional paid-in capital and which value has been recorded as a liability remaining in convertible note balance, until these shares have been sold and reported to the Company by the lender as part of the Make-Whole provision at which time the proceeds value of such shares will be reclassified to additional paid-in capital.

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

March 31, 2018

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

On November 15, 2017, the Company executed a Liability Purchase Term Sheet with Livingston Asset Management (“Livingston”) under which Livingston agreed to purchase up to $10,000,000 that the Company owes to its creditors through direct purchase of the debts from the Company’s creditors in return for (i) a convertible note issued by the Company in the principal amount of $50,000 bearing interest of 10% per year to cover certain legal fees and other expenses of Livingston that matures in six months and is convertible into shares of our common stock at a 30% reduction off the lowest closing bid price for 20 trading days prior to the date of conversion, (ii) a convertible note subject to these same terms as the convertible note issued to Livingston payable to Scottsdale Capital Advisors in the principal amount of $15,000 as a placement agent fee and (iii) the right of Livingston to retain 30% of any negotiated reduction off the face amount of the liability the Company owes to such creditors. The Company has accounted for the convertible promissory notes as stock settled debt under ASC 480 and recorded a debt premium of $27,857 with a charge to interest expense. On March 7, 2018 the Company entered into a placement agent and advisory agreement with Scottsdale Capital Advisors in connection with the Livingston liability purchase term sheet executed on November 15, 2017. The placement agent services amounted to $15,000 payable in the form of a convertible note which was assigned by Livingston (the “Scottsdale Note”). The Scottsdale Note matures six months from the date of issuance and shall accrue interest at the rate of 10% per annum. The $15,000 note is convertible into shares of the Company’s common stock at a discount of 30% of the low closing bid price for the twenty trading days prior to the conversion and is not subject to any registration rights.

Pursuant to the Liability Purchase Term Sheet, following a court judgment for the liabilities purchased by Livingston, the Company will issue free trading shares of its common stock under section 3(a)(10) of the Securities Act to Livingston in the amount of such judgment in a series of tranches so that Livingston will not own more than 9.99% of our outstanding shares per tranche. In connection with the Livingston Liability Purchase Term Sheet, on February 8, 2018, the Company and Livingston entered into a Settlement Agreement and Stipulation whereby Livingston filed a complaint for payment of Replacement Note A in the principal amount of $1,000,000 (the “Claim Amount”) pursuant to the section 3(a)(10) settlement (See above). In accordance with the terms of the Settlement Agreement, the Court was advised of Company's intention to rely upon the exception to registration set forth in Section 3(a)(l0) of the Act to support the issuance of its common shares and the Court held a fairness hearing regarding the issuance (the "Hearing") on March 12, 2018. Following entry of an Order by the Court which occurred on March 12, 2018, in settlement of the claims, the Company shall issue and deliver to Livingston shares of its common stock (the "Settlement Shares") in one or more tranches as necessary, and subject to adjustment and ownership limitations as set forth in the Settlement Agreement, sufficient to generate proceeds such that the aggregate Remittance Amount equals the Claim Amount. The parties reasonably estimate that the fair market value of the Settlement Shares to be received by Livingston is equal to approximately $1,666,667 which is based on a discount of 40%.

On November 28, 2017, the Company received a payment of $84,000, net of issue costs of $23,500 which was recorded as a debt discount and is being amortized to interest expense over the Note term, under the terms of a Securities Purchase Agreement dated November 20, 2017, with Labrys Fund, LP (“Labrys”) under which Drone USA issued to Labrys (i) a convertible note (the “Note”) in the principal amount of $107,500 that bears interest of 10% (24% default rate) per annum and (ii) 335,938 shares of the Company’s common stock as a commitment fee which were to be returned to the Company in the event that it pays all unpaid principal and interest under the Note within 180 days of November 20, 2017. Pursuant to ASC 260, as of December 31, 2017, the 335,938 contingent shares issued under the Financial Consulting Agreement are not considered outstanding and are not included in basic net loss per share or as potentially dilutive shares in calculating the diluted EPS. The Note has a maturity date of August 28, 2018 and a conversion rate for any unpaid principal and interest at a 35% discount to the market price which is defined as the average of the two lowest trading prices (defined as the lower of the trading price or closing bid price) for the Company’s common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the date of conversion. The conversion rate is further reduced if the Company enters into any section 3(a)(9) or 3(a)(10) transactions under the Securities Act of 1933, as amended, if the terms of those transactions offer greater discounts on conversion prices or a longer look back period for determining the conversion rate and under certain other enumerated events, including if the conversion price is less than $.01 per share or if the Company loses the “bid” price for its common stock ($0.0001 on the “ask” with zero market makers on the “bid” per Level 2 and/or a market such as OTC Pink). In addition, if the Company issues any shares of its common stock at less than the conversion price Labrys is entitled to full ratchet anti-dilution in such event. No shares of the Company’s common stock can be issued to the extent Labrys would own more than 4.99% of the outstanding shares of the Company’s common stock unless Labrys agrees to increase the ownership to 9.99%. The Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the Note (based on the conversion price of the Note in effect from time to time). Initially, the Company must instruct its transfer agent to reserve 6,198,049 shares of its common stock. The Note is subject to customary default provisions and also includes a cross-default provision as well as default being triggered if the Company loses the “bid” price for its common stock ($0.0001 on the “ask” with zero market makers on the “bid” per Level 2 and/or a market such as OTC Pink) and a $15,000 penalty if not paid by the maturity date. The Company is entitled to prepay the Note between the issue date until 180 days from its issuance but not thereafter.  In November 2017, the Company accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $57,885 with a charge to interest expense. On February 7, 2018 the Company amended the terms to the Note whereby Labrys waives all existing events of default on the Note and in return will no longer be required, under any circumstances, to return the commitment shares back to the Company’s treasury. The Company was under default for failing to maintain a market capitalization of at least $5,000,000 on any trading day. The 335,938 commitment shares were considered issued in February 2018 which was recorded as interest and financing costs at the then market close price of $0.09 per share for a value of $30,234.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

On December 7, 2017, the Company received a payment of $79,000, net of an original issue discount of $5,800 and issue costs of $20,200 fees which was recorded as a debt discount which is being amortized into interest expense over the Note term, under the terms of a Securities Purchase Agreement dated November 21, 2017, with EMA Financial, LLC (“EMA Financial”) under which the Company issued to EMA Financial a convertible note (the “Note”) in the principal amount of $105,000 that bears interest of 10% (24% default rate) per annum. The Note has a maturity date of December 7, 2018 and has a conversion rate for any unpaid principal and interest at a conversion price which is the lower of (i) the closing sales price of the Company’s common stock on the trading day immediately preceding the date of funding and (ii) a 35% discount to (a) the lowest sales price of the shares of the Company’s common stock within a 20 day trading period including and immediately preceding the conversion date or (b) the lowest bid price on the conversion date, whichever is lower, and the conversion shares contain piggy-back registration rights. The conversion rate is further reduced under certain events, including if the closing sales price is less than $0.095 in which case the conversion rate is a 50% discount under the terms set forth above. No shares of the Company’s common stock can be issued to the extent EMA Financial would own more than 4.99% of the outstanding shares of the Company’s common stock. The Company also is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion or adjustment of the Note (based on the conversion price of the Note in effect from time to time) and initially must instruct its transfer agent to reserve 6,802,000 shares of common stock in the name of EMA Financial for issuance upon conversion. The Note is subject to customary default provisions and also includes a cross-default provision as well as default being triggered if the Company loses the “bid” price for its common stock ($0.0001 on the “ask” with zero market makers on the “bid” per Level 2 and/or a market such as OTC Pink). The Company is entitled to prepay the Note between the issue date until 180 days from its issuance at a premium of 135% of the unpaid principal and interest if paid within 90 days after the issue date and 150% thereafter. In connection with the issuance of this Note, the Company determined that the terms of the Note contain a conversion formula that caused variations in the conversion price resulting in the treatment of the conversion option as a bifurcated derivative to be accounted for at fair value. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives were determined using the Binomial valuation model. At the end of each period, the Company revalued the embedded conversion option and warrants derivative liabilities. In connection with this Note, on the initial measurement date of December 7, 2017, the fair values of the embedded conversion option derivative of $149,028 was recorded as derivative liabilities, $70,028 was charged to current period operations as initial derivative expense, and $79,000 was recorded as a debt discount and is being amortized into interest expense over the term of this Note. At the end of the period, the Company revalued the embedded conversion option derivative liability. In connection with this revaluations, the Company recorded derivative expense of $19,680 and $37,693 for the three and six months ended March 31, 2018. During the six months ended March 31, 2018, the fair value of the derivative liability was estimated using the Binomial valuation model with the following assumptions:

Dividend rate	0
Term (in years)	.69 year
Volatility	222.18%
Risk-free interest rate	1.76% to 2.09%

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

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

On January 3, 2018, the Company entered into a Securities Purchase Agreement with Power Up under which the Company received $42,000, net of $11,000 in fees and expenses which were recorded as a debt discount and amortized to interest expense over the Note term, in return for issuing a convertible promissory note (the “Note”) in the principal amount of $53,000. Power Up received a right of first refusal for the first nine months from the date of the Note to provide any debt or equity financing less than $150,000. The Note bears interest at 10% per annum and has a maturity date of October 15, 2018. The Note may be prepaid at a premium ranging from 112% to 137% depending on the length of time following the date of the Note. The Note is convertible after 180 days into shares of the Company’s common stock at a discount of 35% of the average of the two lowest closing bid prices of the Company’s common stock 15 days prior to the date of conversion and the maximum number of shares issued to Power Up may not exceed 4.99% of the issued and outstanding shares of Drone USA common stock. The Note is subject to customary default provisions, including a cross default provision. The Company is required to have authorized for issuance six times the number of shares that would be issuable upon full conversion of the Note (assuming that the 4.99% limitation is not in effect) and based on the applicable conversion price of the Note in effect from time to time, initially to be 3,462,355 shares of common stock. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $28,538 with a charge to interest expense.

On January 9, 2018, the Company received a payment of $84,000, net of $23,500 in fees and expenses which was recorded as a debt discount and amortized to interest expense over the Note term under the terms of a Securities Purchase Agreement dated November 20, 2017, with Labrys under which the Company issued to Labrys (i) a convertible note (the “Note”) in the principal amount of $107,500 that bears interest of 10% per annum and (ii) 421,238 shares of the Company’s common stock as a commitment fee which was to be returned to the Company in the event that it pays all unpaid principal and interest under the Note within 180 days of December 26, 2017. Pursuant to ASC 260, as of January 9, 2018, the 421,238 contingent shares issued under the Financial Consulting Agreement are not considered outstanding and are not included in basic net loss per share or as potentially dilutive shares in calculating the diluted EPS. The Note has a maturity date of nine months or September 26, 2018, and a conversion rate for any unpaid principal and interest at a 35% discount to the market price which is defined as the average of the two lowest trading prices (defined as the lower of the trading price or closing bid price) for the Company’s common stock during the fifteen trading day period ending on the latest complete trading day prior to the date of conversion. The conversion rate is further reduced if the Company enters into any section 3(a)(9) or 3(a)(10) transactions under the Securities Act of 1933, as amended, if the terms of those transactions offer greater discounts on conversion prices or a longer look back period for determining the conversion rate and under certain other enumerated events, including if the conversion price is less than $.01 per share or if the Company loses the “bid” price for its common stock ($0.0001 on the “ask” with zero market makers on the “bid” per Level 2 and/or a market such as OTC Pink). In addition, if the Company issues any shares of its common stock at less than the conversion price, Labrys is entitled to full ratchet anti-dilution in such event. No shares of Drone USA common stock can be issued to the extent Labrys would own more than 4.99% of the outstanding shares of the Company’s common stock unless Labrys agrees to increase the ownership to 9.99%. The Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the Note (based on the conversion price of the Note in effect from time to time). Initially, the Company must instruct its transfer agent to reserve 8,535,980 shares of its common stock. The Note is subject to customary default provisions and also includes a cross-default provision as well as default being triggered if the Company loses the “bid” price for its common stock ($0.0001 on the “ask” with zero market makers on the “bid” per Level 2 and/or a market such as OTC Pink). The Company is entitled to prepay the Note between the issue date until 180 days from its issuance but not thereafter. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $57,885 with a charge to interest expense. On February 7, 2018 the Company amended the terms to the Note whereby Labrys waives all existing events of default on the Note and in return will no longer be required, under any circumstances, to return the commitment shares back to the Company’s treasury. The Company was under default for failing to maintain a market capitalization of at least $5,000,000 on any trading day. The 421,238 commitment shares were considered issued in February 2018 at a price of $0.09 per share based on the then market close price for a total value of $37,911 which was recorded as interest and financing costs.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

On March 5, 2018, the Company entered into a Securities Purchase Agreement with Power Up under which the Company received $42,000, net of $11,000 in fees and expenses to be recorded as a debt discount and amortized to interest expense over the Note term, in return for issuing a convertible promissory note (the “Note”) in the principal amount of $53,000. Power Up received a right of first refusal for the first nine months from the date of the Note to provide any debt or equity financing less than $150,000. The Note bears interest at 10% per annum and has a maturity date of December 15, 2018. The Note may be prepaid at a premium ranging from 112% to 137% depending on the length of time following the date of the Note. The Note is convertible after 180 days into shares of the Company’s common stock at a discount of 35% of the average of the two lowest closing bid prices of the Company’s common stock 15 days prior to the date of conversion and the maximum number of shares issued to Power Up may not exceed 4.99% of the issued and outstanding shares of Drone USA common stock. The Note is subject to customary default provisions, including a cross default provision. The Company is required to have authorized for issuance six times the number of shares that would be issuable upon full conversion of the Note (assuming that the 4.99% limitation is not in effect) and based on the applicable conversion price of the Note in effect from time to time, initially to be 13,046,154 shares of common stock. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $28,538 with a charge to interest expense.

The senior secured credit facility note balance and convertible debt balances consisted of the following at March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017
Principal	$6,672,142	$3,500,000
Premiums	1,923,770	617,647
Unamortized discounts	(177,894)	(338,075)
	8,418,018	3,779,572
Non-current	-	-
Current	$8,418,018	$3,779,572

For the six months ended March 31, 2018 and 2017, amortization of debt discount amounted to $445,734 and $368,820, respectively.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 8 – NOTE AND LOAN PAYABLE

On October 19, 2017, the Company entered into a loan agreement with a third party entity under which the Company received approximately $232,500, net of fees and expenses of $17,500 recorded as debt discounts and amortized to interest expense over the Note term, in return for issuing a promissory note (the “Note”) in the principal amount of $250,000. The Note bears interest at 12% (18% default rate) per annum and has a maturity date of April 20, 2018. The Note may be prepaid in full or in part with additional premium or penalty. The Note is secured by certain assets of the Company’s CEO, certain assets of HowCo and all of the assets of Drone USA as a junior security interest to the first secured interest of the senior lender. Additionally, the loan is guaranteed by the Company’s CEO. For the three and six months ended March 31, 2018, amortization of debt discount amounted to $8,799 and $15,545 and the balance of the note was $248,045 net of remaining discount of $1,955. On April 20, 2018, the note matured and all principal and unpaid interest was due immediately. The Company is currently working with the lender to settle this note and in the meantime is responsible for all collection expenses, including reasonable attorneys’ fees incurred with or without suit and on appeal. The Company will be accruing interest at the default interest rate of 18% until settlement.

On February 2, 2018, the Company entered into a oral loan agreement with a vendor under which the Company reclassified $579,106 in accounts payable in return for promising to pay the principal amount of $579,106. The loan bears interest at 18% per annum and has a maturity date of October 31, 2018. The loan will be paid in full by the maturity date by making monthly payments of $70,000 from February 28, 2018 to September 30, 2018 and a final balance payment of approximately $63,000 by October 31, 2018. The loan does not have a default interest rate nor prepayment penalties if the note is paid in full or in part. During the six months ended March 31, 2018 the Company has made its first two payments of principal and interest and the balance of the note was $455,559.

NOTE 9 - STOCKHOLDERS’ DEFICIT

Preferred Stock

As of March 31, 2018, the Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock, with designations, voting, and other rights and preferences to be determined by the Board of Directors of which 4,999,750 remain available for designation and issuance.

As of March 31, 2018 and 2017, the Company has designated 250 shares of $0.0001 par value Series A preferred stock, of which 250 shares are issued and outstanding. These preferred shares have voting rights per share equal to the total number of issued and outstanding shares of common stock divided by 0.99.

Common Stock

Stock Incentive Plan

The Company established its 2016 Stock Incentive Plan (the “Plan”) that permits the granting of incentive stock options and other common stock awards. The maximum number of shares available under the Plan is 100,000,000 shares. The Plan is open to all employees, officers, directors, and non-employees of the Company. Option granted under the Plan will terminate and may no longer be exercised (i) immediately upon termination of an employee or consultant for cause or (ii) one year after termination of employment, but not later than the remaining term of the option. As of March 31, 2018, 55,648,800 awards remain available for grant under the Plan.

Shares Issued for Services

On September 1, 2017, the Company entered into a consulting agreement with an individual. In connection with this agreement, the Company agreed to issue 10,000 common shares per month until the agreement is terminated. During the six months ended March 31, 2018, an aggregate of 30,000 common shares were issuable pursuant to the agreement. Such shares were valued on the vesting dates of October 1, 2017 and November 1, 2017 at $3,950, or $0.20 and $0.195 per share, respectively, based on the quoted trading price. In connection with these shares, during the six months ended March 31, 2018, the Company recorded professional fees of $3,950. This agreement was terminated in December 2017.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Shares Issued for debt issuance costs

On November 28, 2017, pursuant to a Securities Purchase Agreement and Convertible Note Agreement with Labrys (see Note 7), the Company considered issued to Labrys 335,938 shares of the Company’s common stock, as a commitment fee which was to be returned to the Company in the event that it pays all unpaid principal and interest under the Note within 180 days of November 20, 2017. Prior to the February 7, 2018 amendment discussed below, pursuant to ASC 260 the 335,938 shares were considered contingent shares and not considered outstanding and not accounted for due to the contingency. On February 7, 2018 the Company amended the terms of the convertible note dated November 28, 2017 whereby the holder waives all existing events of default to date and in return shall no longer be required to return, under any circumstances, the commitment shares back to the Company’s treasury. On February 16, 2018 the Company issued the 335,938 shares at the then market close price of $0.09 per share for a value of $30,234 which was expensed.

On February 16, 2018, pursuant to a Securities Purchase Agreement and Convertible Note Agreement with Labrys (see Note 7), the Company issued to Labrys 421,238 shares of the Company’s common stock, as a commitment fee which was to be returned to the Company in the event that it pays all unpaid principal and interest under the Note within 180 days of December 26, 2017. Prior to the February 7, 2018 amendment discussed below, pursuant to ASC 260 the 421,238 shares were considered contingent shares ad not considered outstanding and not accounted for due to the contingency. On February 7, 2018 the Company amended the terms to the convertible note dated December 26, 2017 whereby the holder waives all existing events of default to date and in return shall no longer be required to return, under any circumstances, the commitment shares back to the Company’s treasury. On February 16, 2018 the Company issued the 421,238 shares at the then market close price of $0.09 per share for a value of $37,911 which was expensed.

On March 14, 2018, pursuant to Replacement Note A with Livingston (see Note 7), the Company issued to Livingston 1,500,000 shares of the Company’s common stock under section 3(a)(10) of the Securities Act, which have been recorded at par value with an equal charge to additional paid-in capital and which value has been recorded as a liability remaining in convertible note balance, until these shares have been sold and reported to the Company.

Stock Options

For the six months ended March 31, 2018 and 2017, the Company recorded $145,322 and $894,016 of compensation and consulting expense related to stock options, respectively. Total unrecognized compensation and consulting expense related to unvested stock options at March 31, 2018 amounted to $1,352,943. The weighted average period over which share-based compensation expense related to these options will be recognized is approximately 3 years.

For the six months ended March 31, 2018, a summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2017	44,351,200	$0.21	9.27	$-	$0
Granted	-	-	-	-	-
Forfeited	-	-	-	-	-
Outstanding at March 31, 2018	44,351,200	$0.21	8.68	$-	$0
Exercisable at March 31, 2018	27,294,600	$0.20	8.51	$-	$0

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

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

For the six months ended March 31 2018, a summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2017	500,000	$0.01	3.44	$-	$95,000
Granted	100,000	0.35	4.61	-	-
Outstanding at March 31, 2018	600,000	$0.07	3.64	$-	$32,500
Exercisable at March 31, 2018	600,000	$0.07	3.64	$-	$32,500

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

The Company has filed a lawsuit against the former Chief Strategy Officer and member of the Board, who was terminated for cause on July 7, 2017, for breach of contract, breach of the covenant of good faith and fair dealing, and violation of the California Business & Professions Code. On July 31, 2017, the former Chief Strategy Officer and member of the Board subsequently filed a counterclaim against the Company seeking, among other items, damages in excess of $900,000, prejudgment interest, and reimbursement of legal fees. The Company believes it will prevail in this matter and therefore has not accrued any additional liabilities. Prior to the termination and as of March 31, 2018 and September 30, 2017, there was accrued a 401(k) matching contribution of $9,230 and a $100,000 sign on bonus.

On August 9, 2017, a lawsuit was filed by an investor relations firm against the Company in the Supreme Court, Westchester County (Index No. 61772/2017). The complaint alleged two causes of action, one for goods and services furnished and one for an account stated, in the amount of $74,325. The plaintiff obtained a default judgment. The Company has filed an Order to Show Cause to vacate the default judgment on the grounds that the service of the complaint was invalid. The court granted the Company’s Order to Show Cause on December 19, 2017 and set the hearing on the Order to Show Cause for January 12, 2018. At December 31, 2017, $68,544 was accrued in accounts payable. On February 14, 2018 the Company entered into a stipulation agreement with the investor relations firm which settled the amount due at $20,000 if payment was made by February 21, 2018. The lump sum payment was made on February 16, 2018 and a gain on extinguishment of debt of $48,544 was recorded.

On February 6, 2018 the Company sent a letter to the previous owners of HowCo Distributing Co. (“HowCo”) in relation to the Stock Purchase Agreement entered into. The Company believes that there were certain financial misrepresentations provided during the acquisition of Howco during 2016. These misrepresentations likely impacted the transaction price paid as well as the working capital after closing. The Company estimates that damages sum to approximately $800,000 in regards to working capital deficit as well as approximately $370,000 in regards to the transaction prices. On March 13, 2018 the Company started a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer and affirmative defenses in relation to the summons sent out to the previous owners of HowCo Distributing Co. on March 13, 2018 on the financial misrepresentations provided during the acquisition of HowCo. The answer states that damages at issue, if any, were caused by the fault of others. The owners seek for the Company to dismiss its complaint with prejudice and award them for their attorneys’ fees, costs and disbursements.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

Consulting Agreements

In June 2017, the Company entered into an agreement with an investment bank to provide placement agent services on an exclusive basis as it relates to a private placement (“the placement”). The agreement calls for the investment bank to receive 9% of the gross proceeds of the placement and 2.5% warrant coverage of the amount raised. The warrants shall entitle the investment bank to purchase securities of the Company at a purchase price equal to 110% of the implied price per share of the placement or 100% of the public market closing price of the Company’s common stock on the date of the placement, whichever is lower. The warrants shall have a term of five years after the closing of the placement. The agreement expired on September 30, 2017 but the terms of the agreement was effective for certain capital raised during the six months ended March 31, 2018 (see Note 7).

Lease Obligations

The Company entered into an agreement with a manufacturer in Pismo Beach, California. The agreement provides for certain services to be provided by the manufacturer as needed by the Company. The agreement has an initial term of three years with one year renewals. In connection with this agreement, the Company has agreed to sublease space based in San Luis Obispo, California from the manufacturer for the purposes of the development and manufacturing of unmanned aerial vehicles. The lease provides for base monthly rent of approximately $15,000 for the initial term to be increased to $16,500 per month upon extension. The lease term begins February 1, 2017 and expires January 31, 2019 with the option to extend the term an additional 24 months. However, the Company never took possession of the premises and in July 2017, the Company made a decision to not take possession of the premises. The Company is in default of the rent payments and had received verbal demand of payments. As of March 31, 2018, the Company has not made any of the required monthly rent payments in connection with this agreement. As of March 31, 2018 and September 30, 2017, the Company had accrued into accounts payable the remaining amounts due under the term of the lease for a total accrual of $360,000 pursuant to ASC 420-10-30.

In May 2017, the Company extended HowCo’s office lease through May 30, 2020. The lease requires monthly payments including base rent plus CAM with annual increases. Future minimum lease payments under non-cancelable operating leases at March 31, 2018 are as follows:

Years ending March 31,	Amount
2018	44,507
2019	60,499
2020	25,460
Total minimum non-cancelable operating lease payments	$130,466

For the six months ended March 31, 2018 and 2017, rent expense amounted to $28,330 and $27,774, respectively.

Purchase commitments

The Company entered into agreements to act as a distributor or dealer with third party drone suppliers. Some of these agreements require the Company to maintain certain levels of inventory of the supplier’s products. Such levels of inventory are not quantifiable as of the date of this report.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Profit Sharing Plan (for HowCo)

On April 13, 2018, HowCo Distributing announced to its employees a company-wide profit sharing program. In fiscal year 2018, HowCo Distributing, will redistribute the total of ten-percent of company net income. The employee profit is equal to their annual salary divided by the Company’s total annual payroll and multiplied by 10% of net income for the fiscal year.

Other

On January 29, 2018, the Company entered into a settlement agreement and mutual release with a vendor who had provided public relations and other consulting services whereby the Company shall pay to this vendor an aggregate amount of $60,000 of which $30,000 was paid on February 2, 2018. Additionally, the Company shall pay ten monthly payments of $3,000 per month beginning on February 29, 2018. Additionally, the vendor returned 400,000 common shares of the Company’s common stock which will be cancelled.

NOTE 12 - CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At March 31, 2018, cash in bank did not exceed the federally insured limits of $250,000. The Company has not experienced any losses in such accounts through March 31, 2018.

Economic Concentrations

With respect to customer concentration, three customers accounted for approximately 55%, 16%, and 11% , of total sales for the six months ended March 31, 2018. Three customers accounted for approximately 65%, 12% and 11% of total sales for the six months ended March 31, 2017.

With respect to accounts receivable concentration, four customers accounted for approximately 94% of total accounts receivable at March 31, 2018 at 56%, 15%, 14% and 9%. Three customers accounted for approximately 60%, 12% and 12% of total accounts receivable at March 31, 2017.

With respect to supplier concentration, there were two suppliers accounted for approximately 41% and 12% of total purchases for the six months ended March 31, 2018. Two suppliers accounted for approximately 48% and 13% of total purchases for the six months ended March 31, 2017.

With respect to accounts payable concentration, two suppliers accounted for approximately 23% and 11% of total accounts payable at March 31, 2018. Two suppliers accounted for approximately 44% and 11% of total accounts payable at March 31, 2017.

With respect to foreign sales, it totaled approximately $32,000 for the six months ended March 31, 2018. Foreign sales totaled approximately $207,000 for the six months ended March 31, 2017.

NOTE 13 - SUBSEQUENT EVENTS

Shares Issued for Services

On April 1, 2018, the Company entered into a one year oral management consulting agreement with an individual. In connection with this agreement, the Company issued 4,000,000 common shares to the consultant. Such shares were valued on the vesting dates of April 1, 2018 at $296,000, or $0.074 per share based on the quoted trading price. In connection with these shares, the Company will record professional fees over the one-year term.

Shares Issued for Conversion

During the period from April 30, 2018 through May 8, 2018 the company received multiple notices of conversion from Power Up Lending Group Ltd., to convert a total of $49,000 of principal from the convertible note entered into on October 5, 2017 (see Note 7). The Company issued 1,995,869 common shares for these conversions leaving a remaining principal balance due on this note of $51,000.

Legal

On April 12, 2018, the Company received the Defendants’ answer and affirmative defenses in relation to the summons sent out to the previous owners of HowCo Distributing Co. on March 13, 2018 on the financial misrepresentations provided during the acquisition of HowCo. The answer states that damages at issue, if any, were caused by the fault of others. The owners seek for the Company to dismiss its complaint with prejudice and award them for their attorneys’ fees, costs and disbursements.

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

Liquidity and Capital Resources

As of March 31, 2018, we had $1,466,088 in current assets, including $13,679 in cash, compared to $2,059,246 in current assets, including $152,492 in cash, at September 30, 2017. Current liabilities at March 31, 2018 totaled $14,486,174 compared to $12,419,948 at September 30, 2017. The decrease in current assets from September 30, 2017 to March 31, 2018 is primarily due to a decrease in inventory of approximately $347,000 and a decrease in cash of approximately $139,000. The increase in current liabilities from September 30, 2017 to March 31, 2018 is primarily due to the increase in convertible notes payable of approximately $4,638,500 primarily due to the borrowing of funds under convertible note agreements and conversion of accrued and contingent advisory fees of $2,050,000 into convertible notes, amortization of debt discount and accretion of a premium, an increase in notes payable of $703,604, and an increase in accrued expenses of approximately $167,000 offset by a decrease in accounts payable of approximately $1,417,000. While we have revenues as of this date, no significant UAV revenues are anticipated until we have implemented our full plan of operations, specifically, initiating sales campaigns for our UAV platforms. We must raise cash to implement our strategy to grow and expand per our business plan. We anticipate over the next 12 months the cost of being a reporting public company will be approximately $250,000.

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

We anticipate our short-term liquidity needs to be approximately $12,500,000 which will be used to satisfy our existing current liabilities and we expect gross profits of approximately $2,000,000. To meet these needs we intend to complete equity financing and refinance or restructure certain existing liabilities. Once this is completed, and we implement our sales and marketing plan to sell UAV products, we anticipate minimal long-term liquidity needs which we expect to meet through equity financing or short-term borrowings.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	Six Months Ended March 31, 2018	Six Months Ended March 31, 2017
Net Cash Used in Operating Activities	$(795,719)	$(496,963)
Net Cash Provided by Financing Activities	$656,906	$335
Net Decrease in Cash	$(138,813)	$(496,628)

Results of Operations

Three months Ended March 31, 2018 and 2017

We generated sales of $4,602,343 and $5,620,335 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $1,017,992, or 18.1%. For the three months ended March 31, 2018 and 2017, we reported cost of goods sold of $3,946,076 and $5,168,852, respectively, a decrease of $1,222,776, or 23.7%. The decrease in sales and cost of goods sold for the 2018 period as compared to the 2017 period is due to us ceasing our sales of certain products with low gross margins.

For the three months ended March 31, 2018 and 2017, we reported selling, general, and administrative expenses of $650,032 as compared to $3,046,732, a decrease of $2,396,700, or 78.7%. For the three months ended March 31, 2018 and 2017, selling, general, and administrative expenses consisted of the following:

	For the Three Months ended	For the Three Months ended
	March 31, 2018	March 31, 2017
Compensation and related benefits	$492,478	$531,273
Professional fees	(46,151)	2,406,050
Other selling, general and administrative expenses	203,705	109,409
Total selling, general and administrative expenses	$650,032	$3,046,732

The decrease in selling, general, and administrative costs for the 2018 period as compared to the 2017 period was due to a significant reduction in professional fees. For the three months ended March 31, 2018, professional fees amounted to ($46,151) and compared to $2,406,050. During the three months ended March 31, 2017 we recorded a $1,200,000 advisory fee expense related to an agreement with the senior secured credit facility lender to receive a range of advisory services, and we recorded stock-based consulting fees of $783,602. During the three months ended March 31, 2018, we did not incur this advisory fee. Additionally, during the three months ended March 31, 2018, we recorded a reversal of stock-based consulting fee of $160,279 caused by the revaluation of the fair value of non-employee options in accordance with ASC 505-50 – “Equity-Based Payments to Non-Employees.

For the three months ended March 31, 2018 and 2017, amortization expense amounted to $66,248 and $66,249, respectively, and related to the amortization of intangible assets.

For the three months ended March 31, 2018, other income (expense) amounted to $1,661,222 and $1,007,179, respectively, an increase of $654,043 or 64.9%. The increase was attributable to an increase in interest and financing costs of $682,907, or 67.8%, primarily due to an increase in interest-bearing debt financings, and the amortization of related discounts and accretion of premiums, an increase in derivative expense of $19,680, offset by an increase in gain on settlement of debt of $48,544.

As a result, we reported a net loss of $1,721,235, or $0.04 per common share, and $3,668,677, or $0.09 per common share, for the three months ended March 31, 2018 and 2017, respectively.

Six months Ended March 31, 2018 and 2017

We generated sales of $9,035,403 and $12,604,727 for the six months ended March 31, 2018 and 2017, respectively, a decrease of $3,569,324, or 28.3%. For the six months ended March 31, 2018 and 2017, we reported cost of goods sold of $8,087,969 and $11,701,662, respectively, a decrease of $3,613,693, or 30.9%. The decrease in sales and cost of goods sold for the 2018 period as compared to the 2017 period is due to us ceasing our sales of certain products with low gross margins.

For the six months ended March 31, 2018 and 2017, we reported selling, general, and administrative expenses of $1,470,794 as compared to $4,014,208, a decrease of $2,543,414, or 63.4%. For the six months ended March 31, 2018 and 2017, selling, general, and administrative expenses consisted of the following:

	For the Six Months ended	For the Six Months ended
	March 31, 2018	March 31, 2017
Compensation and related benefits	$973,095	$1,083,000
Professional fees	177,072	2,586,000
Other selling, general and administrative expenses	320,627	345,208
Total selling, general and administrative expenses	$1,470,794	$4,014,208

The decrease in selling, general, and administrative costs for the 2018 period as compared to the 2017 period was due to a reduction in employees, a reduction in professional fees and a decrease in other selling, general and administrative due to cost cutting measures. For the three months ended March 31, 2018, professional fees amounted to $177,072 and compared to $2,586,000, a decrease of $2,408,928. During the six months ended March 31, 2017 we recorded a $1,200,000 advisory fee expense related to an agreement with the senior secured credit facility lender to receive a range of advisory services, and we recorded stock-based consulting fees of approximately $841,000. During the six months ended March 31, 2018, we did not incur this advisory fee. Additionally, during the six months ended March 31, 2018, we recorded a reversal of stock-based consulting fee of $160,279 caused by the revaluation of the fair value of non-employee options in accordance with ASC 505-50 – “Equity-Based Payments to Non-Employees.

For the six months ended March 31, 2018 and 2017, amortization expense amounted to $132,498 and $132,499, respectively, and related to the amortization of intangible assets.

For the six months ended March 31, 2018, other income (expense) amounted to $2,365,950 and $1,376,769, respectively, an increase of $989,181 or 71.8%. The increase was attributable to an increase in interest and financing costs of $1,033,393, or 75.1%, primarily due to an increase in interest-bearing debt financings, and the amortization of related discounts and accretion of premiums, an increase in derivative expense of $37,693, offset by an increase in gain on settlement of debt of $81,905.

As a result, we reported a net loss of $3,021,808, or $0.07 per common share, and $4,620,461, or $0.11 per common share, for the six months ended March 31, 2018 and 2017, respectively.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the six months ended March 31, 2018 we incurred a net loss of $3,021,808 and used cash in operations of $795,719. The working capital deficit, stockholders' deficit and accumulated deficit was $13,020,086, $9,201,968, and $16,878,233, respectively, at March 31, 2018. Furthermore, on April 13, 2017, we received a default notice on its payment obligations under the senior secured credit facility agreement, defaulted on its Note Payable – Seller, and as of March 31, 2018 is subject to two lawsuits and has received demands for payment of past due amounts from several consultants and service providers. These matters raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Our ability to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. We have been implementing cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plan to raise equity through a private placement, and restructure or repay our secured obligations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be required should we be unable to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2018, our disclosure controls and procedures were not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In connection with the merger with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

In response to the Complaint we filed July 12, 2017 against Paulo Ferro in the United States District Court for the Central District of California (Case No. 2:17-cv-05124) seeking damages and injunctive relief for alleged violations of the Federal Trade Secrets Act and the California Trade Secrets Act, breach of his employment agreement, breach of his duty of good faith and fair dealing and violation of the California Business and Professional Code, Mr. Ferro filed an answer and counterclaim on July 31, 2017 seeking damages in the amount of $900,000 based on allegations of breach of his employment agreement by Drone USA as well as additional amounts based on alleged libel and a demand for punitive damages. We are currently engaged in discovery. We intend to vigorously pursue our claims and oppose the counterclaims by Mr. Ferro.

On February 22, 2018, the court entered a Stipulation of Discontinuance with Prejudice following a payment of $20,000 by the Company to Porter, LeVay & Rose in the case styled Porter, LeVay & Rose v. Drone USA, Inc., filed on August 9, 2017, against the Company in Supreme Court, Westchester County (Index No. 61772/2017) alleging two causes of action, one for goods and services furnished and one for an account stated, in the amount of $74,325.

On March 13, 2018, we filed a Complaint in Clark County Superior Court (Case No. 18-2-00692-2) against the previous owners of HowCo Distributing Co. (“HowCo”), Paul Charles Joy and Kathryn Joy, alleging material financial misrepresentations under the terms of a Stock Purchase Agreement entered into between the Company and the Joys and claiming overpayment of the purchase price for HowCo of $800,000. On April 12, 2018, the Joys filed an answer and asserted certain affirmative defenses seeking dismissal of the Complaint and an award of their attorneys’ fees, costs and disbursements in connection with their defense of the lawsuit. The case will be entering into the discovery phase.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under the terms of the Liability Purchase Term Sheet discussed above with Livingston Asset Management LLC, the Company entered into a letter settlement of claims dated March 13, 2018, under section 3(a)(10) of the Securities Act pursuant to which the Company issued to Livingston Asset Management LLC 1,500,000 shares for purchase of $1,000,000 of debt the Company owed to TCA Global. The purchase of the debt allowed the Company to reduce the accrued monthly interest payments to TCA Global on the unpaid principal balance of the promissory note held by TCA Global.

On April 3, 2018, the Company issued to Len Harac 4,000,000 shares of its common stock as payment for his management consulting services.

These securities were issued in reliance upon the exemptions provided by section 4(a) (2) under the Securities Act of 1933, as amended.

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

DRONE USA, INC.

Dated: May 15, 2018	By:	/s/ Michael Bannon
Michael Bannon
Chief Executive Officer / Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)

