Form 10-Q
period 2018-06-30
Drone USA Inc.
filed 2018-08-14
CIK 1704795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 585,841,148 shares as of August 7, 2018.

DRONE USA, INC.

Form 10-Q

June 30, 2018

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2018	2017
	(Unaudited)

ASSETS
Current Assets
Cash	$69,974	$152,492
Accounts receivable	1,310,202	1,169,091
Inventory	274,870	681,057
Prepaid expenses and other current assets	255,164	56,606

Total Current Assets	1,910,210	2,059,246

Long-term Assets
Property, Plant & Equipment	11,388
Goodwill	2,410,335	2,410,335
Tradename	760,000	760,000
Customer list, net	581,534	780,281

Total Long-term Assets	3,763,257	3,950,616

Total Assets	$5,673,467	$6,009,862

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$3,279,274	$3,815,546
Accrued expenses	1,353,507	1,015,880
Convertible notes payable - net of discounts and premium	8,168,849	3,779,572
Note payable - seller	900,000	900,000
Convertible note payable - related party affiliate	688,444	688,444
Convertible note payable - related party officer	30,500	122,000
Notes payable - net of discount and premium	511,142	-
Line of credit - bank	46,397	48,506
Contingent liability - advisory fees	-	850,000
Accrued liability - advisory fees	-	1,200,000
Derivative liability	77,400	-

Total Current Liabilities	15,055,513	12,419,948

Total Liabilities	15,055,513	12,419,948
Commitments and Contingencies (Note 11)
Stockholders’ Deficit:

Preferred stock - $0.0001 par value, 5,000,000 shares authorized, Series A preferred stock - no par value, 250 shares designated, issued and outstanding	-	-
Common stock - $0.0001 par value, 1,500,000,000 shares authorized, 107,704,312 and 43,104,692 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively	10,770	4,311
Additional paid-in capital	8,255,913	7,442,028
Accumulated deficit	(17,648,729)	(13,856,425)

Total Stockholders’ Deficit	(9,382,046)	(6,410,086)

Total Liabilities and Stockholders’ Deficit	$5,673,467	$6,009,862

See accompanying notes to unaudited condensed consolidated financial statements

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Sales	$3,951,254	$5,705,047	$12,986,657	$18,309,774

Cost of Goods Sold	3,772,882	5,559,664	11,860,851	17,261,326

Gross Profit	178,372	145,383	1,125,806	1,048,448

Operating Expenses:
Selling, general, and administrative expenses	557,515	1,581,784	2,028,309	5,595,992
Amortization	66,249	66,249	198,747	198,748

Total Operating Expenses	623,764	1,648,033	2,227,056	5,794,740

Loss from Operations	(445,392)	(1,502,650)	(1,101,250)	(4,746,292)

Other Income (Expenses):
Gain on Debt Extinguishment	153,101		235,006
Derivative liability income (expense)	4,875	-	(32,818)	-
Gains on settlement	10,452	-	10,452	-
Interest and financing costs	(493,531)	(430,962)	(2,903,693)	(1,807,731)

Total Other Expenses	(325,103)	(430,962)	(2,691,053)	(1,807,731)

Net Loss before Provision for Income Tax	(770,495)	(1,933,612)	(3,792,303)	(6,554,023)

Provision for Income Tax	-	-	-	50

Net Loss	$(770,495)	$(1,933,612)	$(3,792,303)	$(6,554,073)

Basic and Diluted Loss Per Share	$(0.01)	$(0.05)	$(0.05)	$(0.15)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	60,685,685	42,694,692	73,598,952	42,429,216

See accompanying notes to unaudited condensed consolidated financial statements

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(3,792,303)	(6,554,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Intangibles amortization	198,747	198,748
Amortization of debt discounts	624,894	553,230
Accretion of premium on convertible note	1,333,382	617,647
Share-based compensation and other expense	305,853	1,723,129
Deferred rent	-	(16,667)
Derivative expense	32,819	-
Gain on settlement conversion of notes	(153,100)	-
Gain on settlement of accrued expenses	(81,905)
Changes in operating assets and liabilities:
Accounts receivable	(141,111)	(166,992)
Inventory	406,187	882,887
Prepaid expenses and other current assets	93,142	49,094
Accounts payable and accrued expenses	641,338	2,289,077
Due to vendor - insurance financing	-	-
Customers deposits	-	(78,841)
Income tax payable	-	50

Cash Used in Operating Activities	(532,057)	(502,711)

Cash Flows from Investing Activities:
Purchase of demonstration equipment	(11,388)	-

Cash Flows from Financing Activities:
Net proceeds from convertible notes payable	640,000	-
Net proceeds from note payable	232,500	-
Insurance financing proceeds, net of payments		5,882
Repayments of vendor note payable	(317,964)	-
Repayment of line of credit	(2,109)	(983)
Repayment of lines of credit - related parties	-	(3,682)
Proceeds from (repayments of) loan payable - related party, net	(91,500)	5,000

Cash Provided by Financing Activities	460,927	6,217

Net Decrease in Cash	(82,518)	(496,494)

Cash - beginning of period	152,492	631,020

Cash - end of period	$69,974	$134,526

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$274,096	$474,514

Noncash financing and investing activities:
Increase in prepaid expenses and accrued expenses	$70,000	$-
Issuance of common stock to satisfy settlement payable	$150	$48,998
Issuance of common stock for Prepaid Consulting	295,600
Issuance of warrant for debt issuance costs	$12,508	$-
Initial derivative liability and debt discount	$79,000	$-
Reclassification of convertible note accrued interest to principal	3,650
Issuance of common stock for 3(a)(10) settlement of note	18,604
Issuance of common stock for note conversions	251,348
Issuance of common stock for accrued interest of notes	11,587
Increase in convertible notes principal and discount for default penalties	50,625
Issuance of convertible debt for deferred financing costs	$65,000	$-
Reclassification of debt premium upon conversion	$118,681	$26,384
Reclassification of accrued fee and interest to convertible notes payable	$2,288,642	$-
Reclassification of accounts payable to notes payable	$579,106	$-

See accompanying notes to unaudited condensed consolidated financial statements

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Drone USA, Inc. (“Drone”) is an Unmanned Aerial Vehicles (“UAV”) and related services and technology company that intends to engage in the testing, distribution, exportation, and integration of advanced low altitude UAV systems, services and products. Drone also provides product procurement, distribution, and logistics services through its wholly-owned subsidiary, Howco Distributing Co., (“Howco”) (collectively, the “Company”) to the United States Department of Defense and Defense Logistics Agency. The Company has operations based in West Haven, Connecticut and Vancouver, Washington. The Company is registered with the U.S. State Department and has met the requirements of the Arms Export Control Act and International Traffic in Arms Regulations (“ITAR”). The registration allows for the Company to apply for export, and temporary import, of product, technical data, and services related to defense articles. The Company continues to seek strategic acquisitions and partnerships with UAV firms that offer superior technologies in high-growth markets, as well as acquisitions and partnerships with firms that have complementary technologies and infrastructure.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Drone USA, Inc. and its wholly-owned subsidiaries, Drone USA, LLC (inactive), and Howco. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2017 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on December 29, 2017. The consolidated balance sheet as of September 30, 2017 contained herein has been derived from the audited consolidated financial statements as of September 30, 2017, but does not include all disclosures required by GAAP.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended June 30, 2018, the Company has incurred a net loss of $3,792,303 and used cash in operations of $532,057. The working capital deficit, stockholders’ deficit and accumulated deficit was $13,145,303, $9,382,046, and $17,648,729, respectively, at June 30, 2018. Furthermore, on April 13, 2017 the Company received a default notice on its payment obligations under the senior secured credit facility agreement (see Note 7), defaulted on its Note Payable – Seller, and as of June 30, 2018 is subject to lawsuits and has received demands for payment of past due amounts from several consultants and service providers. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has been implementing cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its secured obligations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

June 30, 2018

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

	At June 30, 2018			At September 30, 2017
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liability	-	-	$77,400	-	-	$-

A roll forward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at September 30, 2017	$-
Initial valuation of derivative liability recorded as derivative expense	70,028
Initial valuation of derivative liability recorded as debt discount	79,000
Gain on extinguishment of debt	(34,419)
Change in fair value of derivative liability	(37,209)
Balance at June 30, 2018	$77,400

Inventory

Inventory consists of finished goods, which are purchased directly from manufacturers. The Company utilizes a just in time type of inventory system where products are ordered from the vendor only when the Company has received sales order from its customers. Inventory is stated at the lower of cost and net realizable value on a first-in, first-out basis.

Property, Plant & Equipment

Certain items previously classified as inventory have been reclassified as Property, Plant and Equipment. These assets are fully operational drones used as demonstration units and were put into such use since acquisition. The units were all acquired during nine months ended June 30, 2018 and each unit exceeds management’s threshold for capitalization of $2,000 for a single unit.

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

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company utilizes the Black-Sholes option pricing model and uses the simplified method to determine expected term because of lack of sufficient exercise history. Additionally, effective January 1, 2017, the Company adopted the Accounting Standards Update No. 2016-09 (“ASU 2016-09 ”), Improvements to Employee Share-Based Payment Accounting . ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. The Company has elected to recognize forfeitures as they occur and the cumulative impact of this change did not have any effect on the Company’s consolidated financial statements and related disclosures.

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

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of June 30, 2018 and 2017, potentially dilutive securities consisted of the following:

	June 30, 2018	June 30, 2017
Stock options	44,351,200	50,851,200
Warrants	600,000	500,000
Related party convertible debt and accrued interest	68,232,097	3,633,000
Senior convertible debt	1,285,512,046	18,250,000
Convertible debt	720,512,889	-
Contingent liability – advisory fees	-	3,324,432
Total	2,119,208,232	76,558,632

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. As of June 30, 2018, the Company did not report any segment information since the Company only generates sales from its subsidiary, Howco.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

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

In June 2018, the FASB issued ASU 2018-07, which amends Compensation – Stock Compensation Topic 718 related to its provisions on accounting for nonemployee shares based payments. This amendment is not effective for the Company for the fiscal year ended September 30, 2018. The Company will adopt the provisions during fiscal year 2019.

The Company does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - INVENTORY

At June 30, 2018 and September 30, 2017, inventory consists of finished goods which was valued at $274,870 and $681,057, respectively.

NOTE 4 - LINE OF CREDIT - BANK

The Company has a revolving line of credit with a financial institution. This revolving line of credit is in the amount of $50,000, and is personally guaranteed by the Company’s Chief Executive Officer (“CEO”). The line bears interest at a fluctuating rate equal to the prime rate plus 4.25%, which at June 30, 2018 and September 30, 2017 was 9.25% and 8.50%, respectively. As of June 30, 2018, the balance of the line of credit was $46,397 with $3,603 available.

NOTE 5 - NOTE PAYABLE – SELLER

In connection with the acquisition of Howco in September 2016, the Company issued a note payable in the amount of $900,000 to the sellers of Howco. The note matured on September 9, 2017 and bears interest at 5.50% per annum. The note requires payment of unpaid principal and interest upon maturity. The note is secured by all assets of Howco Distribution Co. and subordinated to the Senior Secured Credit Facility discussed below. The note is currently in default and the default interest rate is 8% per annum. At June 30, 2018 and September 30, 2017, accrued interest on this note amounted to $107,534 and $53,682, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

The Company has an $840,000 convertible note payable (“Note 1”) to a related party entity controlled by the Company’s CEO. Note 1 bears interest at an annual rate of 7% with an original maturity date of June 11, 2017 which has been extended to December 11, 2018, at which time all unpaid principal and interest is due. The holder of Note 1 has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. As of June 30, 2018 and September 30, 2017, Note 1 has not been converted and the balance of the note was $688,444 and $688,444, and accrued interest was $113,821 and $77,776, respectively. This note is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula.

The Company has a convertible note payable (“Note 2”) with the Company’s CEO. Note 2 bears interest at an annual rate of 7% with a maturity date of December 31, 2017, at which time all unpaid principal and interest was due. On December 15, 2017, the due date of Note 2 was extended to July 2, 2018 (see Note 13). The holder of Note 2 has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. During the nine months ended June 30, 2018, the Company borrowed $500 and repaid $92,000 on this note. As of June 30, 2018 and September 30, 2017, Note 2 has not been converted and the balance was $30,500 and $122,000, and accrued interest was $13,313 and $10,707, respectively. This note is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

NOTE 7 - CONVERTIBLE NOTES PAYABLE AND ADVISORY FEE LIABILITIES

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

In the event the lender makes additional loans under the Agreement, the Company agreed to pay additional advisory fees under similar terms as the $850,000 fee. As of June 30, 2018, the Company had issued 539,204 shares of common stock in satisfaction of the $850,000 advisory fee in accordance with the terms of the agreement, such shares being issued in September 2016. The proceeds from the sale of the 539,204 shares were supposed to be applied towards the $850,000 advisory fee due. Based upon the value of the shares, at the time the lender sells the shares, the Company may be required to redeem unsold shares for the difference between the $850,000 and the lender’s sales proceeds. Accordingly, the $850,000 was reflected as a current liability through December 31, 2017. In January 2018, in connection a settlement agreement (see below), the accrued advisory fee was reclassified to the principal balance of the replacement Convertible Note. Through the date of the settlement agreement and through June 30, 2018, the lender had not reported any proceeds from the sale of these shares (see below). Prior to the settlement agreement in January 2018, notwithstanding anything contained in the Agreement to the contrary, in the event the Lender has not realized net proceeds from the sale of Advisory Fee Shares equal to at least the Advisory Fee by the earlier to occur of: (A) the twelve (12) month anniversary of the Effective Date; (B) the occurrence of an Event of Default; or (C) the Maturity Date, then at any time thereafter, the Lender shall have the right, upon written notice to the Borrower, to require that the Borrower redeem all Advisory Fee Shares then in Lender’s possession for cash equal to the Advisory Fee, less any cash proceeds received by the Lender from any previous sales of Advisory Fee Shares, if any. In the event such redemption notice is given by the Lender, the Borrower shall redeem the then remaining Advisory Fee Shares in Lender’s possession for an amount of Dollars equal to the Advisory Fee, less any cash proceeds received by the Lender from any previous sales of Advisory Fee Shares, if any, payable by wire transfer to an account designated by Lender within five (5) Business Days from the date the Lender delivers such redemption notice to the Borrower.

The Convertible Note is only convertible upon default or mutual agreement by both parties at a conversion rate of 85% of the lowest of the daily volume weighted average price of the Company’s common stock during the 5 business days immediately prior to the conversion date. Once a default occurs the Convertible Note will be accounted for as stock settled debt at its fixed monetary value and any shares issued upon conversion are also subject to a make whole provision similar to that described above for the $850,000 advisory fee payable. On March 13, 2017 the Company defaulted on the monthly principal and interest payment of $298,341. Due to this default, as of June 30, 2017, the Company has accounted for the embedded conversion option as stock settled debt and recorded a debt premium of $617,647 with a charge to interest expense, and the interest rate increased to 25% (default rate). The Company has paid interest-only totaling $224,940 since September 30, 2017.

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

The Credit Agreement is hereby amended such that the Maturity Date is extended to January 13, 2019 (the “Extended Maturity Date”) for replacement Note B, while the Note A maturity date remained at March 13, 2018 but was due as of March 2017 due to the principal and interest payment default discussed above. Notwithstanding anything contained in this Agreement to the contrary, all Obligations owing by the Company and all other Credit Parties under the Credit Agreement, First Replacement Note B, and all other Loan Documents shall be paid in full by the Extended Maturity Date as follows: $52,500 per month from January 13, 2018 to December 13, 2018 and the remaining principal and accrued interest on January 13, 2019. Interest Payments made since the amendment have totaled $31,940 and are therefore not in accord with that amendment.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

On January 30, 2018, the Replacement Note A in the principal amount of $1,000,000 was purchased by Livingston Asset Management LLC (“Livingston”) from the original lender. On November 15, 2017, the Company executed a Liability Purchase Term Sheet with Livingston Asset Management (“Livingston”) under which Livingston agreed to purchase up to $10,000,000 that the Company owes to its creditors through direct purchase of the debts from the Company’s creditors. (See below). Replacement Note A is due to Livingston and bears interest at 18% per annum. At any time and from time to time while this Note is outstanding, but only upon: (i) the occurrence of an Event of Default under any of the Loan Documents; or (ii) mutual agreement between the Company and the Holder, this Note may be, at the sole option of the Holder, convertible into shares of the Company’s common stock, in accordance with the terms and conditions set forth below. At any time while this Note is outstanding, but only upon: (i) the occurrence of an Event of Default under any of the Loan Documents; or (ii) mutual agreement between the Company and the Holder, the Holder may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable hereunder or under any other Loan Documents (such total amount, the “Conversion Amount”) into shares of common stock of the Company (the “Conversion Shares”) at a price equal to: (i) the Conversion Amount (the numerator); divided by (ii) 85% of the lowest of the daily volume weighted average price of the Company’s common stock during the five business days immediately prior to the conversion date, which price shall be indicated in the conversion notice (the denominator) (the “Conversion Price”). Upon liquidation by the Holder of Conversion Shares issued pursuant to a Conversion Notice, provided that the Holder realizes a net amount from such liquidation equal to less than the Conversion Amount specified in the relevant conversion notice (such net realized amount, the “Realized Amount”), the Company shall issue to the Holder additional shares of the Company’s common stock equal to: (i) the Conversion Amount specified in the relevant conversion notice; minus (ii) the Realized Amount, as evidenced by a reconciliation statement from the Holder (a “Sale Reconciliation”) showing the Realized Amount from the sale of the Conversion Shares; divided by (iii) the average volume weighted average price of the Company’s common stock during the five business days immediately prior to the date upon which the Holder delivers notice (the “Make-Whole Notice”) to the Company that such additional shares are requested by the Holder (such number of additional shares to be issued, the “Make-Whole Shares”). In March 2018 the court approved a 3(a)(10) settlement between the Company and Livingston (see below). As of June 30, 2018, there have been two issuances under section 3(a)(10) of the Securities Act totaling 3,500,000 shares (see below), which have been recorded at par value with an equal charge to additional paid-in capital and which value has been recorded as a liability remaining in the convertible note balance, until these shares have been sold and reported to the Company by the lender as part of the Make-Whole provision at which time the proceeds value of such shares will be reclassified to additional paid-in capital. During the three months ended June 30, 2018, proceeds of $18,604 were applied to reduce the liability and credited to additional paid in capital.

On November 15, 2017, the Company executed a Liability Purchase Term Sheet with Livingston Asset Management (“Livingston”) under which Livingston agreed to purchase up to $10,000,000 that the Company owes to its creditors through direct purchase of the debts from the Company’s creditors in return for (i) a convertible note issued by the Company in the principal amount of $50,000 bearing interest of 10% per year to cover certain legal fees and other expenses of Livingston that matures in six months and is convertible into shares of our common stock at a 30% reduction off the lowest closing bid price for 20 trading days prior to the date of conversion, (ii) a convertible note subject to these same terms as the convertible note issued to Livingston payable to Scottsdale Capital Advisors in the principal amount of $15,000 as a placement agent fee and (iii) the right of Livingston to retain 30% of any negotiated reduction off the face amount of the liability the Company owes to such creditors. The Company has accounted for the convertible promissory notes as stock settled debt under ASC 480 and recorded a debt premium of $27,857 with a charge to interest expense. On March 7, 2018 the Company entered into a placement agent and advisory agreement with Scottsdale Capital Advisors in connection with the Livingston liability purchase term sheet executed on November 15, 2017. The placement agent services amounted to $15,000 payable in the form of a convertible note which was assigned by Livingston (the “Scottsdale Note”). The Scottsdale Note matures six months from the date of issuance and shall accrue interest at the rate of 10% per annum. The $15,000 note is convertible into shares of the Company’s common stock at a discount of 30% of the low closing bid price for the twenty trading days prior to the conversion and is not subject to any registration rights. Debt premiums of $21,428 and $6,429 were recognized as interest expense in conjunction with the notes.

Pursuant to the Liability Purchase Term Sheet, following a court judgment for the liabilities purchased by Livingston, the Company will issue free trading shares of its common stock under section 3(a)(10) of the Securities Act to Livingston in the amount of such judgment in a series of tranches so that Livingston will not own more than 9.99% of our outstanding shares per tranche. In connection with the Livingston Liability Purchase Term Sheet, on February 8, 2018, the Company and Livingston entered into a Settlement Agreement and Stipulation whereby Livingston filed a complaint for payment of Replacement Note A in the principal amount of $1,000,000 (the “Claim Amount”) pursuant to the section 3(a)(10) settlement (See above). In accordance with the terms of the Settlement Agreement, the Court was advised of Company’s intention to rely upon the exception to registration set forth in Section 3(a)(l0) of the Act to support the issuance of its common shares and the Court held a fairness hearing regarding the issuance (the “Hearing”) on March 12, 2018. Following entry of an Order by the Court which occurred on March 12, 2018, in settlement of the claims, the Company shall issue and deliver to Livingston shares of its common stock (the “Settlement Shares”) in one or more tranches as necessary, and subject to adjustment and ownership limitations as set forth in the Settlement Agreement, sufficient to generate proceeds such that the aggregate Remittance Amount equals the Claim Amount. The parties reasonably estimate that the fair market value of the Settlement Shares to be received by Livingston is equal to approximately $1,666,667 which is based on a discount of 40%.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

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

On October 5, 2017, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) under which the Company received $78,500, net of $21,500 in fees and expenses to be recorded as a debt discount and amortized to interest expense over the Note term, in return for issuing a convertible promissory note (the “Note”) in the principal amount of $100,000. Power Up received a right of first refusal for the first nine months from the date of the Note to provide any debt or equity financing less than $150,000. The Note bears interest at 10% per annum and has a maturity date of July 15, 2018. The Note may be prepaid at a premium ranging from 112% to 137% depending on the length of time following the date of the Note. The Note is convertible after 180 days into shares of the Company’s common stock at a discount of 35% of the average of the two lowest closing bid prices of Drone USA’s common stock 15 days prior to the date of conversion and the maximum number of shares issued to Power Up may not exceed 4.99% of the issued and outstanding shares of the Company’s common stock. The Note is subject to customary default provisions, including a cross default provision. The Company’s CEO entered into a confession of judgment in the principal amount of the Note. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $53,846 with a charge to interest expense. The note and all accrued interest were fully converted into common shares as of June 19, 2018. The note holder’s legal counsel has returned the note marked as paid. The debt premium was recognized as $53,846 gain on debt extinguishment in the current period.

On November 9, 2017, the Company received a first tranche payment of $75,500 under the terms of a Securities Purchase Agreement dated October 25, 2017, with Crown Bridge Partners, LLC (“Crown Bridge”) under which the Company issued to Crown Bridge a convertible note in the principal amount of $105,000 and a five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.35 as a commitment fee which is equal to the product of one-third of the face value of each tranche divided by $0.35. The warrants have full ratchet price protection and cashless exercise rights. The convertible note (the “Note”) issued to Crown Bridge is in the principal amount of $105,000, has an original issue discount of $10,500 and issue costs of $19,000 both of which are recorded as debt discount along with the warrant relative fair value to be amortized over the twelve month term of this tranche, bears interest of 10% (12% default rate) per annum, and has a maturity date of 12 months from the date of each tranche of payments under the Note with future tranches being at the discretion of Crown Bridge. The conversion rate for any conversion of unpaid principal and interest under the Notes is at a 35% discount to the lowest market price of the shares of the Company’s common stock within a 20 day trading period prior to the date of conversion to which an additional 10% discount will be added if the conversion price of the Company’s common stock is less than $0.05 per share and no shares of the Company’s common stock can be issued to the extent Crown Bridge would own more than 4.99% of the outstanding shares of the Company’s common stock and the conversion shares contain piggy-back registration rights. The Note is subject to customary default provisions including an event of default if the bid price of the Company’s common stock is less than its par value of $.0001 per share. The Company is entitled to prepay the Note between 30 days after its issuance until 180 days from its issuance at amounts that increase from 112% of the prepayment amount to 137% of the prepayment amount depending on the length of time when prepayments are made. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $56,538 with a charge to interest expense. As of June 30, 2018 the note holder converted $37,970 of principal into common shares. At June 30, 2018 the principal balance was $67,030 and $6,151 of accrued interest.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

On November 28, 2017, the Company received a payment of $84,000, net of issue costs of $23,500 which was recorded as a debt discount and is being amortized to interest expense over the Note term, under the terms of a Securities Purchase Agreement dated November 20, 2017, with Labrys Fund, LP (“Labrys”) under which Drone USA issued to Labrys (i) a convertible note (the “Note”) in the principal amount of $107,500 that bears interest of 10% (24% default rate) per annum and (ii) 335,938 shares of the Company’s common stock as a commitment fee which were to be returned to the Company in the event that it pays all unpaid principal and interest under the Note within 180 days of November 20, 2017. Pursuant to ASC 260, as of December 31, 2017, the 335,938 contingent shares issued under the Financial Consulting Agreement are not considered outstanding and are not included in basic net loss per share or as potentially dilutive shares in calculating the diluted EPS. The Note has a maturity date of August 28, 2018 and a conversion rate for any unpaid principal and interest at a 35% discount to the market price which is defined as the average of the two lowest trading prices (defined as the lower of the trading price or closing bid price) for the Company’s common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the date of conversion. The conversion rate is further reduced if the Company enters into any section 3(a)(9) or 3(a)(10) transactions under the Securities Act of 1933, as amended, if the terms of those transactions offer greater discounts on conversion prices or a longer look back period for determining the conversion rate and under certain other enumerated events, including if the conversion price is less than $.01 per share or if the Company loses the “bid” price for its common stock ($0.0001 on the “ask” with zero market makers on the “bid” per Level 2 and/or a market such as OTC Pink). In addition, if the Company issues any shares of its common stock at less than the conversion price Labrys is entitled to full ratchet anti-dilution in such event. No shares of the Company’s common stock can be issued to the extent Labrys would own more than 4.99% of the outstanding shares of the Company’s common stock unless Labrys agrees to increase the ownership to 9.99%. The Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the Note (based on the conversion price of the Note in effect from time to time). Initially, the Company must instruct its transfer agent to reserve 6,198,049 shares of its common stock. The Note is subject to customary default provisions and also includes a cross-default provision as well as default being triggered if the Company loses the “bid” price for its common stock ($0.0001 on the “ask” with zero market makers on the “bid” per Level 2 and/or a market such as OTC Pink) and a $15,000 penalty if not paid by the maturity date. The Company is entitled to prepay the Note between the issue date until 180 days from its issuance but not thereafter.  In November 2017, the Company accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $57,885 with a charge to interest expense. On February 7, 2018 the Company amended the terms to the Note whereby Labrys waiving certain existing events of default on the Note and in return will no longer be required, under any circumstances, to return the commitment shares back to the Company’s treasury. The Company was under default for failing to maintain a market capitalization of at least $5,000,000 on any trading day. The 335,938 commitment shares were considered issued in February 2018 which was recorded as interest and financing costs at the then market close price of $0.09 per share for a value of $30,234.

The note holder (Labrys) converted principal of $51,408 and accrued interest of $5,331 as of June 30, 2018, and additionally the Company recognized $15,000 of default charges (technical defaults under note terms) as an addition to the principal amount with a corresponding charge to debt discount. Additionally, the Company increased debt premium by $8,077 with a charge to interest expense in conjunction with the principal increase. Principal and accrued interest was $71,092 and $781 respectively at June 30, 2018. $27,698 was recognized as gain on debt extinguishment during the current period.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

On December 7, 2017, the Company received a payment of $79,000, net of an original issue discount of $5,800 and issue costs of $20,200 fees which was recorded as a debt discount which is being amortized into interest expense over the Note term, under the terms of a Securities Purchase Agreement dated November 21, 2017, with EMA Financial, LLC (“EMA Financial”) under which the Company issued to EMA Financial a convertible note (the “Note”) in the principal amount of $105,000 that bears interest of 10% (24% default rate) per annum. The Note has a maturity date of December 7, 2018 and has a conversion rate for any unpaid principal and interest at a conversion price which is the lower of (i) the closing sales price of the Company’s common stock on the trading day immediately preceding the date of funding and (ii) a 35% discount to (a) the lowest sales price of the shares of the Company’s common stock within a 20 day trading period including and immediately preceding the conversion date or (b) the lowest bid price on the conversion date, whichever is lower, and the conversion shares contain piggy-back registration rights. The conversion rate is further reduced under certain events, including if the closing sales price is less than $0.095 in which case the conversion rate is a 50% discount under the terms set forth above. No shares of the Company’s common stock can be issued to the extent EMA Financial would own more than 4.99% of the outstanding shares of the Company’s common stock. The Company also is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion or adjustment of the Note (based on the conversion price of the Note in effect from time to time) and initially must instruct its transfer agent to reserve 6,802,000 shares of common stock in the name of EMA Financial for issuance upon conversion. The Note is subject to customary default provisions and also includes a cross-default provision as well as default being triggered if the Company loses the “bid” price for its common stock ($0.0001 on the “ask” with zero market makers on the “bid” per Level 2 and/or a market such as OTC Pink). The Company is entitled to prepay the Note between the issue date until 180 days from its issuance at a premium of 135% of the unpaid principal and interest if paid within 90 days after the issue date and 150% thereafter. In connection with the issuance of this Note, the Company determined that the terms of the Note contain a conversion formula that caused variations in the conversion price resulting in the treatment of the conversion option as a bifurcated derivative to be accounted for at fair value. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives were determined using the Binomial valuation model. At the end of each period, the Company revalued the embedded conversion option and warrants derivative liabilities. In connection with this Note, on the initial measurement date of December 7, 2017, the fair values of the embedded conversion option derivative of $149,028 was recorded as derivative liabilities, $70,028 was charged to current period operations as initial derivative expense, and $79,000 was recorded as a debt discount and is being amortized into interest expense over the term of this Note. At the end of the period, the Company revalued the embedded conversion option derivative liability. In connection with this revaluation, the Company recorded derivative expense (gain) of ($4,875) and $32,818 for the three and nine months ended June 30, 2018. During the nine months ended June 30, 2018, the fair value of the derivative liability was estimated using the Binomial valuation model with the following assumptions:

Dividend rate	0
Term (in years)	.5 year
Volatility	225.4%
Risk-free interest rate	2.06%

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

EMA converted $30,970 of principal into common shares during the three months ended June 30, 2018, leaving $77,680 in principal and $6,546 of accrued interest at June 30, 2018. The Company recognized $34,419 of gain on debt extinguishment in the current period.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

On December 13, 2017, the Company received a payment of $60,000, net of original issue discount fees of $7,500 and $15,000 of issue costs recorded as debt discounts and amortized to interest expense over the Note term under the terms of a Securities Purchase Agreement dated December 8, 2017, with Morningview Financial, LLC (“Morningview Financial”) under which the Company issued to Morningview Financial a convertible note (the “Note”) in the principal amount of $82,500 that bears interest of 12% (18% default rate) per annum. The Note has a maturity date of 12 months and a conversion rate for any unpaid principal and interest and a conversion price which is a 35% discount to the lowest sales price of the shares of the Company’s common stock within a 20-day trading period including and immediately preceding the conversion date. The conversion rate is further reduced under certain events, including if the closing sales price is less than $0.05 in which case the conversion rate is a 45% discount under the terms set forth above. No shares of the Company’s common stock can be issued to the extent Morningview Financial would own more than 4.99% of the outstanding shares of the Company’s common stock. The Company also is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion or adjustment of the Note (based on the conversion price of the Note in effect from time to time). The Note is subject to customary default provisions and also includes a cross-default provision as well as default being triggered if the Company’s Trading Price as that term is defined in the Note is less than $.0001 or if a money judgment, writ or similar process shall be entered or filed against the Company or any of its subsidiaries for more than $50,000, and shall remain unvacated, unbonded or unstayed for a period of 20 days unless otherwise consented to by the holder of the Note. Additionally, upon default and default notice by the lender, the amount immediately due shall be increased to 150% or 200% of the outstanding principal and interest due depending upon the default provisions, plus default interest. The Company is entitled to prepay the Note between the issue date until 180 days from its issuance at a premium of 135% of the unpaid principal and interest. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $44,423 with a charge to interest expense. Mornningview Financial assessed charges of $20,625 under technical default terms of the note during the month of June 2018. The Company increased principal and debt discount by $20,625 and recorded additional premium of $11,106 in connection with the stock settled debt feature discussed above. As of June 30, 2018 Morningview had converted principal of $31,000 into common shares. The principal and accrued interest balances were $72,125 and $5,529 at June 30, 2018. The Company recognized $16,692 of gain on debt extinguishment during the period.

On January 3, 2018, the Company entered into a Securities Purchase Agreement with Power Up under which the Company received $42,000, net of $11,000 in fees and expenses which were recorded as a debt discount and amortized to interest expense over the Note term, in return for issuing a convertible promissory note (the “Note”) in the principal amount of $53,000. Power Up received a right of first refusal for the first nine months from the date of the Note to provide any debt or equity financing less than $150,000. The Note bears interest at 10% per annum and has a maturity date of October 15, 2018. The Note may be prepaid at a premium ranging from 112% to 137% depending on the length of time following the date of the Note. The Note is convertible after 180 days into shares of the Company’s common stock at a discount of 35% of the average of the two lowest closing bid prices of the Company’s common stock 15 days prior to the date of conversion and the maximum number of shares issued to Power Up may not exceed 4.99% of the issued and outstanding shares of Drone USA common stock. The Note is subject to customary default provisions, including a cross default provision. The Company is required to have authorized for issuance six times the number of shares that would be issuable upon full conversion of the Note (assuming that the 4.99% limitation is not in effect) and based on the applicable conversion price of the Note in effect from time to time, initially to be 3,462,355 shares of common stock. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $28,538 with a charge to interest expense. The principal balance and accrued interest were $53,000 and $2,403 at June 30, 2018.

On January 9, 2018, the Company received a payment of $84,000, net of $23,500 in fees and expenses which was recorded as a debt discount and amortized to interest expense over the Note term under the terms of a Securities Purchase Agreement dated November 20, 2017, with Labrys under which the Company issued to Labrys (i) a convertible note (the “Note”) in the principal amount of $107,500 that bears interest of 10% per annum and (ii) 421,238 shares of the Company’s common stock as a commitment fee which was to be returned to the Company in the event that it pays all unpaid principal and interest under the Note within 180 days of December 26, 2017. Pursuant to ASC 260, as of January 9, 2018, the 421,238 contingent shares issued under the Financial Consulting Agreement are not considered outstanding and are not included in basic net loss per share or as potentially dilutive shares in calculating the diluted EPS. The Note has a maturity date of nine months or September 26, 2018, and a conversion rate for any unpaid principal and interest at a 35% discount to the market price which is defined as the average of the two lowest trading prices (defined as the lower of the trading price or closing bid price) for the Company’s common stock during the fifteen trading day period ending on the latest complete trading day prior to the date of conversion. The conversion rate is further reduced if the Company enters into any section 3(a)(9) or 3(a)(10) transactions under the Securities Act of 1933, as amended, if the terms of those transactions offer greater discounts on conversion prices or a longer look back period for determining the conversion rate and under certain other enumerated events, including if the conversion price is less than $.01 per share or if the Company loses the “bid” price for its common stock ($0.0001 on the “ask” with zero market makers on the “bid” per Level 2 and/or a market such as OTC Pink). In addition, if the Company issues any shares of its common stock at less than the conversion price, Labrys is entitled to full ratchet anti-dilution in such event. No shares of Drone USA common stock can be issued to the extent Labrys would own more than 4.99% of the outstanding shares of the Company’s common stock unless Labrys agrees to increase the ownership to 9.99%. The Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the Note (based on the conversion price of the Note in effect from time to time). Initially, the Company must instruct its transfer agent to reserve 8,535,980 shares of its common stock. The Note is subject to customary default provisions and also includes a cross-default provision as well as default being triggered if the Company loses the “bid” price for its common stock ($0.0001 on the “ask” with zero market makers on the “bid” per Level 2 and/or a market such as OTC Pink). The Company is entitled to prepay the Note between the issue date until 180 days from its issuance but not thereafter. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $57,885 with a charge to interest expense. On February 7, 2018 the Company amended the terms to the Note whereby Labrys waives specified existing events of default on the Note and in return will no longer be required, under any circumstances, to return the commitment shares back to the Company’s treasury. The Company was under default for failing to maintain a market capitalization of at least $5,000,000 on any trading day. The 421,238 commitment shares were considered issued in February 2018 at a price of $0.09 per share based on the then market close price for a total value of $37,911 which was recorded as interest and financing costs.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

During the three months ended June 30, 2018, Labrys assessed charges of $15,000 to be added to principal (and also charged to debt discount) under technical default terms of the note. The Company increased note principal to $122,500 and added $8,077 to debt premium related to the stock settled debt feature discussed above. Principal and accrued interest were $122,500 and $6,372 at June 30, 2018.

On January 31, 2018 the Company received a payment of $95,000, net of $2,750 for legal fees and $7,250 for due diligence to be recorded as a debt discount and amortized to interest expense over the Note term under the terms of a Securities Purchase Agreement dated January 31, 2018, with Auctus Fund, LLC (“Auctus”) under which the Company issued to Auctus a convertible note (the “Note”) in the principal amount of $105,000 that bears interest of 10% per annum. The Note has a maturity date of nine months or October 26, 2018, and a conversion rate for any unpaid principal and interest at a 35% discount to the market price which is defined as the average of the two lowest trading prices (defined as the lower of the trading price or closing bid price) for the Company’s common stock during the fifteen trading day period ending on the latest complete trading day prior to the date of conversion. The conversion rate is further reduced if the Company enters into any section 3(a)(9) or 3(a)(10) transactions under the Securities Act of 1933, as amended, if the terms of those transactions offer greater discounts on conversion prices or a longer look back period for determining the conversion rate and under certain other enumerated events, including if the conversion shares cannot be delivered by DWAC. In addition, if the Company issues any shares of its common stock at less than the conversion price, Auctus is entitled to full ratchet anti-dilution in such event. No shares of the Company’s common stock can be issued to the extent Auctus would own more than 4.99% of the outstanding shares of the Company’s common stock unless Auctus agrees to increase the ownership to 9.99%. The Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the Note (based on the conversion price of the Note in effect from time to time). The Note is subject to customary default provisions and also includes a cross-default provision as well as default being triggered if the Company loses the “bid” price for its common stock ($0.0001 on the “ask” with zero market makers on the “bid” per Level 2 and/or a market such as OTC Pink). The Company is entitled to prepay the Note between the issue date until 180 days from its issuance but not thereafter. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $56,538 with a charge to interest expense. At June 30, 2018 the principal and accrued interest balances were $105,000 and $4,315.

On March 5, 2018, the Company entered into a Securities Purchase Agreement with Power Up under which the Company received $42,000, net of $11,000 in fees and expenses to be recorded as a debt discount and amortized to interest expense over the Note term, in return for issuing a convertible promissory note (the “Note”) in the principal amount of $53,000. Power Up received a right of first refusal for the first nine months from the date of the Note to provide any debt or equity financing less than $150,000. The Note bears interest at 10% per annum and has a maturity date of December 15, 2018. The Note may be prepaid at a premium ranging from 112% to 137% depending on the length of time following the date of the Note. The Note is convertible after 180 days into shares of the Company’s common stock at a discount of 35% of the average of the two lowest closing bid prices of the Company’s common stock 15 days prior to the date of conversion and the maximum number of shares issued to Power Up may not exceed 4.99% of the issued and outstanding shares of Drone USA common stock. The Note is subject to customary default provisions, including a cross default provision. The Company is required to have authorized for issuance six times the number of shares that would be issuable upon full conversion of the Note (assuming that the 4.99% limitation is not in effect) and based on the applicable conversion price of the Note in effect from time to time, initially to be 13,046,154 shares of common stock. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $28,538 with a charge to interest expense. At June 30, 2018 the principal and interest were $53,000 and $1,546.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

The senior secured credit facility note balance and convertible debt balances consisted of the following at June 30, 2018 and September 30, 2017:

	June 30, 2018	September 30, 2017
Principal	$6,456,465	$3,500,000
Premiums	1,832,347	617,647
Unamortized discounts	(119,963)	(338,075)
	8,168,849	3,779,572
Non-current	-	-
Current	$8,168,849	$3,779,572

For the nine months ended June 30, 2018 and 2017, amortization of debt discount amounted to $607,394 and $553,230, respectively.

NOTE 8 - NOTE AND LOAN PAYABLE

On October 19, 2017, the Company entered into a loan agreement with a third party entity under which the Company received approximately $232,500, net of fees and expenses of $17,500 recorded as debt discounts and amortized to interest expense over the Note term, in return for issuing a promissory note (the “Note”) in the principal amount of $250,000. The Note bears interest at 12% (18% default rate) per annum and has a maturity date of April 20, 2018. The Note may be prepaid in full or in part with additional premium or penalty. The Note is secured by certain assets of the Company’s CEO, certain assets of Howco and all of the assets of Drone USA as a junior security interest to the first secured interest of the senior lender. Additionally, the loan is guaranteed by the Company’s CEO. For the three and nine months ended June 30, 2018, amortization of debt discount amounted to $1,955 and $17,500 and the balance of the note was $250,000. On April 20, 2018, the note matured and all principal and unpaid interest was due immediately. The Company has obtained an amendment from lender changing the maturity to October 20, 2018. The Company recognized a fee of $10,000 related to the amendment which has been recorded as financing expense.

On February 2, 2018, the Company entered into an oral loan agreement with a vendor under which the Company reclassified $579,106 in accounts payable in return for promising to pay the principal amount of $579,106. The loan bears interest at 18% per annum and has a maturity date of October 31, 2018. The loan will be paid in full by the maturity date by making monthly payments of $70,000 from February 28, 2018 to September 30, 2018 and a final balance payment of approximately $63,000 by October 31, 2018. The loan does not have a default interest rate nor prepayment penalties if the note is paid in full or in part. During the nine months ended June 30, 2018 the Company has made five payments of principal and interest and the balance of the note was $261,142.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

NOTE 9 - STOCKHOLDERS’ DEFICIT

Preferred Stock

As of June 30, 2018, the Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock, with designations, voting, and other rights and preferences to be determined by the Board of Directors of which 4,999,750 remain available for designation and issuance.

As of June 30, 2018 and September 30, 2017, the Company has designated 250 shares of $0.0001 par value Series A preferred stock, of which 250 shares are issued and outstanding. These preferred shares have voting rights per share equal to the total number of issued and outstanding shares of common stock divided by 0.99.

Common Stock

On April 17, 2018 the Company’s shareholders approved an increase in authorized common stock to 1,500,000,000 from 200,000,000, which became effective upon the filing of an amendment to the articles of incorporation with the State of Delaware on April 24, 2018.

Stock Incentive Plan

The Company established its 2016 Stock Incentive Plan (the “Plan”) that permits the granting of incentive stock options and other common stock awards. The maximum number of shares available under the Plan is 100,000,000 shares. The Plan is open to all employees, officers, directors, and non-employees of the Company. Option granted under the Plan will terminate and may no longer be exercised (i) immediately upon termination of an employee or consultant for cause or (ii) one year after termination of employment, but not later than the remaining term of the option. As of June 30, 2018, 55,648,800 awards remain available for grant under the Plan.

Shares Issued for Services

On September 1, 2017, the Company entered into a consulting agreement with an individual. In connection with this agreement, the Company agreed to issue 10,000 common shares per month until the agreement is terminated. During the nine months ended June 30, 2018, an aggregate of 30,000 common shares were issuable pursuant to the agreement. Such shares were valued on the vesting dates of October 1, 2017 and November 1, 2017 at $3,950, or $0.20 and $0.195 per share, respectively, based on the quoted trading price. In connection with these shares, during the nine months ended June 30, 2018, the Company recorded professional fees of $3,950. This agreement was terminated in December 2017.

On April 1, 2018, the Company entered into a one year oral management consulting agreement with an individual. In connection with this agreement, the Company issued 4,000,000 common shares to the consultant. Such shares were valued on the vesting dates of April 1, 2018 at $296,000, or $0.074 per share based on the quoted trading price. In connection with these shares, the Company has record prepaid professional fees of $296,000 to be recognized monthly as expense over the one-year term.

On June 19, 2018 Tysadco Partners was issued 533,333 shares of restricted common stock for services under a one-year agreement. 400,000 shares were issued as the “retainer”, to be vested in four equal installments beginning on effective date of the agreement and 60, 120 and 180 days following the effective date. The remaining 133,333 shares were issued for the monthly compensation arrangement. The related charges will be recognized in Professional Fees (expense) pro rata over the service term.

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

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

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

On March 14, 2018 and on June 13, 2018, pursuant to Replacement Note A with Livingston (see Note 7), the Company issued to Livingston 1,500,000 and 2,000,000 shares of the Company’s common stock under section 3(a)(10) of the Securities Act, which have been recorded at par value with an equal charge to additional paid-in capital and which value has been recorded as a liability remaining in convertible note balance, until these shares have been sold and reported to the Company. During the three months ended June 30, 2018, lender proceeds of $18,604 from the sale of Company shares were applied to reduce the liability with a credit to additional paid in capital.

Shares Issued for Conversion of Convertible Notes

On April 11, 2018 Power Up converted $12,000 of the note dated October 17, 2017 for 283,688 common shares priced at a contracted price of $.0423.

On May 1, 2018 Power Up converted $10,000 of the note dated October 17, 2017 for 438,596 common shares priced at a contracted price of $.02283.

On May 4, 2018 Power Up converted $15,000 of the note dated October 17, 2017 for 707,547 common shares priced at a contracted price of $.02212.

On May 8, 2018 Power Up converted $12,000 of the note dated October 17, 2017 for 566,038 common shares priced at a contracted price of $.02212.

On May 17, 2018 Power Up converted $8,000 of the note dated October 17, 2017 for 575,539 common shares priced at a contracted price of $.0139.

On May 21, 2018 Crown Bridge Partners converted $5,399 of the note dated November 9, 2017 for 550,000 common shares priced at a contracted price of $.0107.

On May 25, 2018 Crown Bridge Partners converted $7,544 of the note dated November 9, 2017 for 750,000 common shares priced at a contracted price of $.0107.

On May 29, 2018 Power Up converted $12,000 of the note dated October 17, 2017 for 1,318,681 common shares priced at a contracted price of $.00991.

On May 30, 2018 Labrys partially converted the note dated November 28, 2017 for $12,845 principal and $5,479 of accrued and default interest for 1,861,240 of common shares for a contracted price of $.0098.

On June 6, 2018 Labrys partially converted the note dated November 28, 2017 for $9,974 of note principal and $505 of default interest for 2,261,569 of common shares priced at a contracted price of $.0046.

On June 6, 2018 Power Up converted $15,000 of the note dated October 17, 2017 for 2,419,355 common shares priced at a contracted price of

$.0062.

On June 7, 2018 Power Up converted $12,000 of the note dated October 17, 2017 for 1,935,484 common shares priced at a contracted price of $.0062.

On June 7, 2018 Crown Bridge Partners converted $7,564 of the note dated November 9, 2017 for 2,400,000 common shares priced at a contracted price of $.0034.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

On June 8, 2018 Power Up converted $4,000 of the note dated October 17, 2017 for 1,451,613 common shares priced at a contracted price of $.0062. This conversion liquidated all principal of the note; Power Up delivered the note marked as fully paid following this conversion.

On June 11, 2018 EMA converted $11,010 of the note dated November 21, 2017 for 2,800,000 common shares priced at a contracted price of $.0042.

On June 11, 2018 Labrys partially converted the note dated November 28, 2017 for $11,939 of note principal and $197 of default interest for 2,626,859 of common shares priced at a contracted price of $.0046.

On June 14, 2018 Morningview converted $10,000 of the note dated December 13, 2017 for 2,692,308 common shares priced at a contracted price of $.0039.

On June 15, 2018 Crown Bridge Partners converted $8,878 of the note dated November 9, 2017 for 3,607,000 common shares priced at a contracted price of $.0026.

On June 18, 2018 Morningview converted $10,000 of the note dated December 13, 2017 for 3,129,658 common shares priced at a contracted price of $.0034.

On June 18, 2018 Labrys partially converted the note dated November 28, 2017 for $10,448 of note principal and $577 of default interest for 3,286,236 common shares at a contracted price of $.0034.

On June 19, 2018 EMA converted $10,840 of the note dated November 21, 2017 for 3,800,000 common shares priced at a contracted price of $.0031.

On June 21, 2018 Morningview converted $11,000 of the note dated December 13, 2017 for 3,484,849 common shares priced at a contracted price of $.0033.

On June 26, 2018 EMA converted $9,120 of the note dated November 21, 2017 for 3,800,000 common shares priced at a contracted price of $.0026.

On June 26, 2018 Crown Bridge Partners converted $8,585 of the note dated November 9, 2017 for 4,732,000 common shares priced at a contracted price of $.0019.

On June 26, 2018 Labrys partially converted the note dated November 28, 2017 for $6,232 of note principal and $407 of default interest for 4,310,851 of common shares priced at a contracted price of $.0015.

Stock Options

For the nine months ended June 30, 2018 and 2017, the Company recorded $148,041 and $1,549,262 of compensation and consulting expense related to stock options, respectively. Total unrecognized compensation and consulting expense related to unvested stock options at June 30, 2018 amounted to $933,166. The weighted average period over which share-based compensation expense related to these options will be recognized is approximately 3 years.

For the nine months ended June 30, 2018, a summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2017	44,351,200	$0.21	-	$-	$0
Granted	-	-	-	-	-
Forfeited	-	-	-	-	-
Outstanding at June 30, 2018	44,351,200	$0.21	8.43	$-	$0
Exercisable at June 30, 2018	31,709,600	$0.20	7.11	$-	$0

All options were issued at an options price equal to the market price on the date of the grant.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

For the nine months ended June 30 2018, a summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2017	500,000	$0.01		$-	$-
Granted	100,000	0.35		-	-
Outstanding at June 30, 2018	600,000	$0.07	3.39	$-	$-
Exercisable at June 30, 2018	600,000	$0.07	3.39	$-	$-

NOTE 10 - RELATED PARTY TRANSACTIONS

Since July 2017, the Company utilizes the office space and equipment of an entity in West Haven, Connecticut related to the Company’s CEO at no cost.

The Company has certain convertible notes payable to related parties (see Note 6).

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters

The Company has filed a lawsuit against the former Chief Strategy Officer and member of the Board, who was terminated for cause on July 7, 2017, for breach of contract, breach of the covenant of good faith and fair dealing, and violation of the California Business & Professions Code. On July 31, 2017, the former Chief Strategy Officer and member of the Board subsequently filed a counterclaim against the Company seeking, among other items, damages in excess of $900,000, prejudgment interest, and reimbursement of legal fees. The Company believes it will prevail in this matter and therefore has not accrued any additional liabilities. Prior to the termination and as of June 30, 2018 and September 30, 2017, there was accrued a 401(k) matching contribution of $9,230 and a $100,000 sign on bonus.

On February 6, 2018 the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that The Company the previous owners failed to reveal an $800,000 which resulted in a purchase price overpayment of approximately $370,000. On March 13, 2018 the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. The case is in the discovery phase.

In connection with the merger with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the Company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

Settlements

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

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

On January 29, 2018, the Company entered into a settlement agreement and mutual release with a vendor who had provided public relations and other consulting services whereby the Company shall pay to this vendor an aggregate amount of $60,000 of which $30,000 was paid on February 2, 2018. Additionally, the Company shall pay ten monthly payments of $3,000 per month beginning on February 29, 2018. Additionally, the vendor returned 400,000 common shares of the Company’s common stock which will be cancelled upon satisfaction of the liability. The liability is currently recorded at $21,000 and the Company is meeting with the former vendor to settle the liability.

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

Consulting Agreements

In June 2017, the Company entered into an agreement with an investment bank to provide placement agent services on an exclusive basis as it relates to a private placement (“the placement”). The agreement calls for the investment bank to receive 9% of the gross proceeds of the placement and 2.5% warrant coverage of the amount raised. The warrants shall entitle the investment bank to purchase securities of the Company at a purchase price equal to 110% of the implied price per share of the placement or 100% of the public market closing price of the Company’s common stock on the date of the placement, whichever is lower. The warrants shall have a term of five years after the closing of the placement. The agreement expired on September 30, 2017 but the terms of the agreement remains effective for previously introduced investors for capital raised during the nine months ended June 30, 2018.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Lease Obligations

The Company entered into an agreement with a manufacturer in Pismo Beach, California. The agreement provides for certain services to be provided by the manufacturer as needed by the Company. The agreement has an initial term of three years with one year renewals. In connection with this agreement, the Company has agreed to sublease space based in San Luis Obispo, California from the manufacturer for the purposes of the development and manufacturing of unmanned aerial vehicles. The lease provides for base monthly rent of approximately $15,000 for the initial term to be increased to $16,500 per month upon extension. The lease term begins February 1, 2017 and expires January 31, 2019 with the option to extend the term an additional 24 months. However, the Company never took possession of the premises and in July 2017, the Company made a decision to not take possession of the premises. The Company is in default of the rent payments and had received verbal demand of payments. As of June 30, 2018, the Company has not made any of the required monthly rent payments in connection with this agreement. As of June 30, 2018 and September 30, 2017, the Company had accrued into accounts payable the remaining amounts due under the term of the lease for a total accrual of $360,000 pursuant to ASC 420-10-30.

In May 2017, the Company extended Howco’s office lease through May 30, 2020. The lease requires monthly payments including base rent plus CAM with annual increases. Future minimum lease payments under non-cancelable operating leases at June 30, 2018 are as follows:

Years ending September 30,	Amount
2018	14,913
2019	60,137
2020	40,737
Total minimum non-cancelable operating lease payments	$115,787

For the nine months ended June 30, 2018 and 2017, rent expense amounted to $42,113 and $46,742, respectively. The current period rental expense is lower due in part to a sub-lease agreement.

Purchase commitments

The Company entered into agreements to act as a distributor or dealer with third party drone suppliers. Some of these agreements require the Company to maintain certain levels of inventory of the supplier’s products. At June 30, 2018 no inventory was required to be held under the terms of these arrangements.

Profit Sharing Plan (for Howco)

On April 13, 2018, Howco Distributing announced to its employees a company-wide profit sharing program. In fiscal year 2018, Howco Distributing, will redistribute the total of ten-percent of the company’s net income. The employee profit is equal to their annual salary divided by the Company’s total annual payroll and multiplied by 10% of net income for the fiscal year.

NOTE 12 - CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At June 30, 2018, cash in bank did not exceed the federally insured limits of $250,000. The Company has not experienced any losses in such accounts through June 30, 2018.

DRONE USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Economic Concentrations

With respect to customer concentration, three customers accounted for approximately 55%, 17%, and 11% , of total sales for the nine months ended June 30, 2018. Three customers accounted for approximately 66%, 12% and 12% of total sales for the nine months ended June 30, 2017.

With respect to accounts receivable concentration, four customers accounted for approximately 94% of total accounts receivable at June 30, 2018 at 63%, 19%, 8% and 4%. Three customers accounted for approximately 59% total accounts receivable at September 30, 2017.

With respect to supplier concentration, there were two suppliers accounted for approximately 41% and 12% of total purchases for the nine months ended June 30, 2018. Two suppliers accounted for approximately 47% and 13% of total purchases for the nine months ended June 30, 2017.

With respect to accounts payable concentration, two suppliers accounted for approximately 18% and 13% of total accounts payable at June 30, 2018. Two suppliers accounted for approximately 42% and 11% of total accounts payable at September 30, 2017.

With respect to foreign sales, it totaled approximately $36,000 for the nine months ended June 30, 2018. Foreign sales totaled approximately $153,000 for the nine months ended June 30, 2017.

NOTE 13 - SUBSEQUENT EVENTS

Loan Amendment - Related Party

On July 1, 2018 the Company and the CEO (note holder) extended the maturity date of “Note 2” issued July 1, 2016 from its amended maturity date of July 2, 2018 to the new maturity date of December 31, 2018 (see Note 6).

Shares Issued for Services

On July 12, 2018 150,000 vested common shares were issued to a consultant. The shares were valued at the market price of $.0059 per share on the day of the grant. The value of $885 was charged to professional fees on issuance.

On July 12, 2018 1,500,000 vested common shares were issued to a financial advisory consultant. The shares were valued at the market price of $.0059 per share on the day of the grant. The value of $8850 was charged to professional fees on issuance.

On July 12, 2018 150,000 vested common shares were issued to a consultant. The shares were valued at the market price of $.0059 per share on the day of the grant. The value of $885 was charged to professional fees on the date on issuance.

On August 6, 2018 125,000 vested common shares were issued to a consultant. The shares were valued at the market price of $0.0096 per share on the day of the grant. The value of $1,200 was charged to professional fees on issuance.

Shares Issued for Conversion of Convertible Notes

During the period from July 1, 2018 through August 8, 2018 the company received multiple notices of conversion from several convertible note holders.

Power Up Lending Group Ltd. fully converted its $53,000 note dated January 3, 2018 for 19,665,024 common shares.

EMA Financial LLC fully converted the balance due on its $105,000 note dated December 17, 2017 for 41,693,963 common shares.

Morningview Financial, LLC fully converted the balance due on its $82,500 note dated December 17, 2017 for 46,920,191 common shares.

Labrys Fund, LP and its successors in assignment (GHS) fully converted the balances due on its $107,500 note dated November 11, 2017 and its second $107,500 note dated December 26, 2017 for 186,730,318 and 35,389,593 common shares.

Since July 1, 2018 Livingston Asset Management LLC has fully converted its $50,000 note (and accrued interest) dated November 11, 2017. The Company issued 18,162,608 common shares for the conversions.

Since July 1, 2018 Auctus Fund, LLC converted $68,005 of principal and $5,345 of accrued interest on its $105,000 note dated January 26, 2018. The Company issued 43,227,215 common shares for these conversions, leaving a principal balance of $36,994 on the note.

Shares Issued under 3(a)(10)

Livingston Asset Management was issued a total of 38,124,000 common shares under the 3(a)(10) debt settlement agreement since July 1, 2018.

Shares Issued to Employees

On July 15, 2018 the Company issued 2,000,000 common shares to Matthew Wiles, Vice President of Business Operations at the Company’s wholly-owned subsidiary, Howco. The shares were valued based on the market price of $0.0075 per share on the date of the grant at $15,000, and the shares vest on August 6, 2018. The shares were issued as compensation for his pending Board of Directors membership. The value of the shares will be expensed as director fees on August 6, 2018 since they have vested.

Shares to be Issued for Service

The Company is obligated to issue 571,428 and 444,444 restricted common shares priced at June 30 and July 31, 2018 for investor relation services for the months then ended.

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

Liquidity and Capital Resources

As of June 30, 2018, we had $1,910,210 in current assets, including $69,974 in cash, compared to $2,059,246 in current assets, including $152,492 in cash, at September 30, 2017. Current liabilities at June 30, 2018 totaled $15,055,513 compared to $12,419,948 at September 30, 2017. The decrease in current assets from September 30, 2017 to June 30, 2018 is primarily due to a decrease in inventory of approximately $406,187 and a decrease in cash of approximately $82,518, somewhat offset set by increases of $141,111 of accounts receivable and $198,558 of prepaid expense. The increase in current liabilities from September 30, 2017 to June 30, 2018 is primarily due to the increase in convertible notes payable of approximately $4,389,277 primarily due to the borrowing of funds under convertible note agreements and conversion of accrued and contingent advisory fees of $2,050,000 into convertible notes, amortization of debt discount and accretion of premium, and an increase in accrued expenses of approximately $337,527 offset by a decrease in accounts payable of approximately $536,272. While we have revenues generated by Howco, as of this date no significant UAV revenues are anticipated until we have implemented our full plan of operations, specifically, initiating sales campaigns for our UAV platforms. We must raise cash to implement our strategy to grow and expand per our business plan. We anticipate over the next 12 months the cost of being a reporting public company will be approximately $250,000.

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

We anticipate our short-term liquidity needs to be approximately $8,500,000 which will be used to satisfy certain of our existing current liabilities and we expect gross profits of approximately $1,500,000. Cash flow from Howco operations should be adequate to meet all regular operating needs of the Company. Another portion of the liquidity needs is being addressed through conversions of principal and accrued interest, which is ongoing. To meet the needs above and beyond those covered by cash flow and conversions of notes, we intend to complete equity financing and refinance or restructure certain existing liabilities. Management is in discussion with financial and its business advisors on restructuring liabilities and enhancing cash flow. Restructure considerations include extending maturity on certain notes to 2 to 3 years, refinancing of nonconvertible notes into convertible notes and settling selected liabilities through equity instruments. Once this is completed, and we implement our sales and marketing plan to sell UAV products, we anticipate minimal long-term liquidity needs which we expect to meet through equity financing or short-term borrowings.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	Nine months Ended June 30, 2018	Nine months Ended June 30, 2017
Net Cash Used in Operating Activities	$(532,057)	$(502,711)
Cash Used in Investing Activities	(11,388)
Net Cash Provided by Financing Activities	$460,927	$6,217
Net Decrease in Cash	$(82,518)	$(496,494)

Results of Operations

Three months Ended June 30, 2018 and 2017

We generated sales of $3,951,254 and $5,705,047 for the three months ended June 30, 2018 and 2017, respectively, a decrease of $1,753,793, or 30.6%. For the three months ended June 30, 2018 and 2017, we reported cost of goods sold of $3,772,882 and $5,559,664, respectively, a decrease of $1,786,782, or 32.1%. The decrease in sales and cost of goods sold for the 2018 period as compared to the 2017 period is due to us ceasing our sales of certain products with low gross margins.

For the three months ended June 30, 2018 and 2017, we reported selling, general, and administrative expenses of $557,515 as compared to $1,581,784, a decrease of $1,024,269, or 64.8%. For the three months ended June 30, 2018 and 2017, selling, general, and administrative expenses consisted of the following:

	For the Three Months ended	For the Three Months ended
	June 30, 2018	June 30, 2017
Compensation and related benefits	$442,847	$1,709,817
Professional fees	56,775	(381,483)
Other selling, general and administrative expenses	58,253	253,450
Total selling, general and administrative expenses	$557,515	$1,581,784

The decrease in selling, general, and administrative costs for the 2018 period as compared to the 2017 period was due to a significant reduction in compensation costs as employee and nonemployee (classified as professional fees) option values were lower in the 2018 period.

For the three months ended June 30, 2018 and 2017, amortization expense amounted to $66,249 and $66,249, respectively, and related to the amortization of intangible assets.

For the three months ended June 30, 2018 and 2017, other income (expense) amounted to ($325,103) and ($430,962), respectively, a decrease of $105,859 or 24.6%. The decrease was attributable to the gain on debt extinguishment offset partially by increase in interest related expenses including the amortization of related discounts and accretion of premiums due to higher interest-bearing debt financings.

As a result, we reported a net loss of $770,495, or $0.02 per common share, and $1,933,612, or $0.05 per common share, for the three months ended June 30, 2018 and 2017, respectively.

Nine months Ended June 30, 2018 and 2017

We generated sales of $12,986,657 and $18,309,774 for the nine months ended June 30, 2018 and 2017, respectively, a decrease of $5,323,117, or 29%. For the nine months ended June 30, 2018 and 2017, we reported cost of goods sold of $11,860,851 and $17,261,326, respectively, a decrease of $5,400,475, or 31.3%. The decrease in sales and cost of goods sold for the 2018 period as compared to the 2017 period is due to us ceasing our sales of certain products with low gross margins.

For the nine months ended June 30, 2018 and 2017, we reported selling, general, and administrative expenses of $2,028,309 as compared to $5,595,992, a decrease of $3,567,683, or 63.8%. For the nine months ended June 30, 2018 and 2017, selling, general, and administrative expenses consisted of the following:

	For the Nine Months ended	For the Nine Months ended
	June 30, 2018	June 30, 2017
Compensation and related benefits	$1,400,129	$2,773,767
Professional fees	237,637	2,274,283
Other selling, general and administrative expenses	390,543	547,942
Total selling, general and administrative expenses	$2,028,309	$5,595,992

The decrease in selling, general, and administrative costs for the 2018 period as compared to the 2017 period was due to a reduction in employees, a reduction in professional fees and a decrease in other selling, general and administrative due to cost cutting measures. For the nine months ended June 30, 2018, professional fees amounted to $237,637 and compared to $2,274,283, a decrease of $2,036,646. During the nine months ended June 30, 2017 we recorded a $1,200,000 advisory fee expense related to an agreement with the senior secured credit facility lender to receive a range of advisory services, and we recorded stock-based consulting fees of approximately $841,000. During the nine months ended June 30, 2018, we did not incur this advisory fee. Additionally, during the nine months ended June 30, 2018, we recorded net reversals of stock-based consulting fee caused by the revaluation of the fair value of non-employee options in accordance with ASC 505-50 – “Equity-Based Payments to Non-Employees.

For the nine months ended June 30, 2018 and 2017, amortization expense amounted to $198,747 and $198,748, respectively, and related to the amortization of intangible assets.

For the nine months ended June 30, 2018, other income (expense) amounted to ($2,691,053) and ($1,807,731), respectively, an increase of $883,322 or 48.8%. The increase was attributable to an increase in interest and financing costs of $1,095,962, or 60.6%, primarily due to an increase in interest-bearing debt financings, and the amortization of related discounts and accretion of premiums partially offsetting the expenses were gains on settlement of debt and debt extinguishment.

As a result, we reported a net loss of $3,792,303, or $0.05 per common share, and $6,554,073, or $0.15 per common share, for the nine months ended June 30, 2018 and 2017, respectively.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended June 30, 2018, the Company has incurred a net loss of $3,792,303 and used cash in operations of $532,057. The working capital deficit, stockholders’ deficit and accumulated deficit was $13,145,303, $9,382,046, and $17,648,729, respectively, at June 30, 2018. Furthermore, on April 13, 2017 the Company received a default notice on its payment obligations under the senior secured credit facility agreement , defaulted on its Note Payable – Seller, and as of June 30, 2018 is subject to lawsuits and has received demands for payment of past due amounts from several consultants and service providers. These matters raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Our ability to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. We have been implementing cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plan to raise equity through a private placement, and restructure or repay our secured obligations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be required should we be unable to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2018, our disclosure controls and procedures were not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 13, 2018, we filed a Complaint in Clark County Superior Court (Case No. 18-2-00692-2) against the previous owners of Howco Distributing Co. (“Howco”), Paul Charles Joy and Kathryn Joy, alleging material financial misrepresentations under the terms of a Stock Purchase Agreement entered into between the Company and the Joys and claiming overpayment of the purchase price for Howco of $800,000. On April 12, 2018, the Joys filed an answer and asserted certain affirmative defenses seeking dismissal of the Complaint and an award of their attorneys’ fees, costs and disbursements in connection with their defense of the lawsuit. The case is in the discovery phase.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under the terms of the Liability Purchase Term Sheet discussed above with Livingston Asset Management LLC, the Company entered into a letter settlement of claims dated March 13, 2018, under section 3(a)(10) of the Securities Act pursuant to which the Company issued to Livingston Asset Management LLC 3,500,000 shares for purchase of $1,000,000 of debt the Company owed to TCA Global. The purchase of the debt allowed the Company to reduce the accrued monthly interest payments to TCA Global on the unpaid principal balance of the promissory note held by TCA Global. During the period July 1 through August 6, 2018, an additional 38,124,000 share were issued to Livingston Asset Management LLC.

Shares Issued for Conversion of Convertible Notes

On April 11, 2018 Power Up converted $12,000 of the note dated October 17, 2017 for 283,688 common shares.

On May 1, 2018 Power Up converted $10,000 of the note dated October 17, 2017 for 438,596 common shares.

On May 4, 2018 Power Up converted $15,000 of the note dated October 17, 2017 for 707,547 common shares..

On May 8, 2018 Power Up converted $12,000 of the note dated October 17, 2017 for 566,038 common shares.

On May 17, 2018 Power Up converted $8,000 of the note dated October 17, 2017 for 575,539 common shares.

On May 21, 2018 Crown Bridge Partners converted $5,399 of the note dated November 9, 2017 for 550,000 common shares.

On May 25, 2018 Crown Bridge Partners converted $7,544 of the note dated November 9, 2017 for 750,000 common shares.

On May 29, 2018 Power Up converted $12,000 of the note dated October 17, 2017 for 1,318,681 common shares.

On May 30, 2018 Labrys partially converted the note dated November 28, 2017 for $12,845 principal and $5,479 of accrued and default interest for 1,861,240 of common shares.

On June 6, 2018 Labrys partially converted the note dated November 28, 2017 for $9,974 of note principal and $505 of default interest for 2,261,569 of common shares.

On June 6, 2018 Power Up converted $15,000 of the note dated October 17, 2017 for 2,419,355 common shares.

On June 7, 2018 Power Up converted $12,000 of the note dated October 17, 2017 for 1,935,484 common shares.

On June 7, 2018 Crown Bridge Partners converted $7,564 of the note dated November 9, 2017 for 2,400,000 common shares.

On June 8, 2018 Power Up converted $4,000 of the note dated October 17, 2017 for 1,451,613 common shares.

On June 11, 2019 EMA converted $11,010 of the note dated November 21, 2017 for 2,800,000 common shares.

On June 11, 2018 Labrys partially converted the note dated November 28, 2017 for $11,939 of note principal and $197 of default interest for 2,626,859 of common shares.

On June 14, 2018 Morningview converted $10,000 of the note dated December 13, 2017 for 2,692,308 common shares.

On June 15, 2018 Crown Bridge Partners converted $8,878 of the note dated November 9, 2017 for 3,607,000 common shares.

On June 18, 2018 Morningview converted $10,000 of the note dated December 13, 2017 for 3,129,658 common shares.

On June 18, 2018 Labrys partially converted the note dated November 28, 2017 for $10,448 of note principal and $577 of default interest for 3,286,236 common shares.

On June 19, 2019 EMA converted $10,840 of the note dated November 21, 2017 for 3,800,000 common shares.

On June 21, 2018 Morningview converted $11,000 of the note dated December 13, 2017 for 3,384,849 common shares.

On June 26, 2019 EMA converted $9,120 of the note dated November 21, 2017 for 3,800,000 common shares.

On June 26, 2018 Crown Bridge Partners converted $8,585 of the note dated November 9, 2017 for 4,732,000 common shares.

On June 26, 2018 Labrys partially converted the note dated November 28, 2017 for $6,232 of note principal and $407 of default interest for 4,310,851 of common shares.

Shares Issued for Services

On April 1, 2018, the Company issued 4,000,000 common shares to a consultant. The shares were valued on the vesting date of April 1, 2018 at $296,000.

On June 19, 2018, Tysadco Partners was issued 533,333 shares of restricted common stock for services. 400,000 shares were issued as the “retainer” to be vested in four equal installments beginning on effective date of the agreement and 60, 120 and 180 days following the effective date. The remaining 133,333 shares were issued for the monthly compensation arrangement. $3,733 was recorded as expense during the three months ended June 30, 2018.

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

DRONE USA, INC.

Dated: August 14, 2018	By:	/s/ Michael Bannon
Michael Bannon
Chief Executive Officer / Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)

