Form 10-K
period 2018-09-30
Bantek Inc.
filed 2018-12-31
CIK 1704795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2018

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _____

COMMISSION FILE NUMBER: 000-55789

BANTEK, INC.

f/k/a DRONE USA, INC.

(Exact name of Registrant as specified in its charter)

Delaware	30-0967943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

330 Changebridge Road

Pine Brook, NJ 07058

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming officers and directors are affiliates) was approximately $3,055,452 as of September 30, 2018, computed on the basis of the closing price on such date.

As of December 21, 2018, there were 1,044,146,518 shares of the registrant’s Common Stock outstanding.

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

i

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

We are currently traded on the OTC Pink market under the symbol DRUS.

On June 1, 2016, we entered into an agreement with BRVANT Technologic Solutions (“BRVANT”), a company in Brazil that develops and manufactures UAV systems, embedded systems and simulators for commercial and military customers. We acquired exclusive rights to BRVANT’s UAV technology and intellectual property relating to its UAV technology. As consideration for the agreement, Dr. Rodrigo Kuntz Rangel, BRVANT’s CEO, was appointed to the position of Chief Technology Officer (CTO) and issued a stock option grant for 2,000,000 shares of common stock in Drone USA. We have the option to acquire ownership of all outstanding capital stock of BRVANT for additional consideration of $1 million, but we have not made a decision to make that purchase at this time.

On September 9, 2016, Howco became a wholly owned subsidiary of Bantek, Inc.. We acquired all of its issued and outstanding shares held by Paul Charles (“Chuck”) Joy and Kathryn B. Joy, the founders and officers of Howco, for $3,500,000, a warrant for 500,000 shares of Bantek, Inc. common stock with an exercise price of $0.01 per share, and earnout consideration, the funds for which were received from the TCA loan discussed below. We paid $2,600,000 in cash and issued a note to the sellers for $900,000. Howco is a supplier of spare and replacement parts to the United States Federal Government and commercial customers worldwide with expertise in Defense Logistics Agency, TACOM, NECO and other Department of Defense acquisition groups. Howco understands the entire contract and administration management process for Federal Government contracts and supply chain logistics for its Federal Government customers as well as prime contractors with Federal Government contracts. Chuck Joy and Kathryn Joy were retained under contract for a term of two years, a salary of $125,000 and a tiered bonus-structure that is dependent on the gross margin performance of Howco in the subsequent 12 and 24 month periods immediately following the acquisition. Prior to the acquisition, Howco reported revenues of approximately $18.78 million and $24.86 million, and net income of approximately $903,000 and $1,013,000, for the period from October 1, 2015 through September 9, 2016 and the year ended September 30, 2015, respectively. For the year ended September 30, 2018, three customers accounted for approximately 52%, 17% and 10% of Howco’s total sales. The customers are the Defense Logistics Agency-Columbus, Defense Logistics Agency-Richmond and the Defense Logistics Agency-Philadelphia, respectively. Howco’s dependence on three significant customers, all part of the Federal Government, is a risk for its ability to maintain or increase its future revenues since the loss of one or both could have significant adverse financial consequences for Howco and Bantek, Inc.

On November 17, 2016, we entered into a sublease with ESAero for a period of two years commencing February 1, 2017, of office space and engineering design space of approximately 10,000 square feet at a monthly cost of $15,000. The sublease is at 3580 Sueldo Street, San Luis Obispo, CA 93401. We have not made any lease payments since inception of this sublease and do not intend to use this facility since it was based, in large part, on the relationship that we had with a former employee, Paulo Ferro, with whom we have reached a settlement on November 17,2018 for $600,000 arising from our termination of him. We could be found to be in default of our obligations under the lease and have accrued on our consolidated financial statements all $360,000 that we would owe under the lease through its full term.

On March 28, 2017, we entered into an agreement with TCA Global Credit Master Fund, LP (“TCA”) to receive a range of advisory services, particularly assistance with preparation of a business plan and financing strategies, for a total of $1,200,000. If we are quoted on a listed exchange, TCA will accept a single preferred share convertible into common stock never to exceed 4.99% of the total issued and outstanding shares of our common stock. The number of shares issued will be set at 100% of the amount due up to availability and subject to a make-whole provision. We have expensed this fee and recorded this as an accrued liability – advisory fee as of March 31, 2017. On January 3, 2018 the TCA advisory fee was added to the principal balance due of convertible notes.

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

On November 15, 2017, we executed a Liability Purchase Term Sheet with Livingston Asset Management (“Livingston”) under which Livingston agreed to purchase up to $10,000,000 that we owe to our creditors through direct purchase of the debts from our creditors in return for (i) a convertible note issued by the Company in the principal amount of $50,000 bearing interest of 10% per year to cover certain legal fees and other expenses of Livingston that matures in six months and is convertible into shares of our common stock at a 30% reduction off the lowest closing bid price for 20 trading days prior to the date of conversion, (ii) a convertible note subject to these same terms as the convertible note issued to Livingston, payable to Scottsdale Capital Advisors in the principal amount of $15,000 as a placement agent fee and (iii) the right of Livingston to retain 30% of any negotiated reduction off the face amount of the liability we owe to such creditors. Following a court judgment (March 2018) for the liabilities purchased by Livingston, we have been issuing free trading shares of our common stock under section 3(a)(10) of the Securities Act to Livingston in the amount of such judgment in a series of tranches so that Livingston will not own more than 9.99% of our outstanding shares per tranche.

Growth Strategy

Our parent company intends to focus on primary drone sales, counter-drone technology sales, drone training and piloted licensed services.

Drone Sales

When we walk into a police station, a firehouse or a business our primary goal is to match the perfect drone or drones to that customer. To accomplish this, we have aligned with several drone manufacturers, so we can offer a whole line card of drones. We desire to be the “DroneRUS ” of the drone world offering a wide variety of drones at different price points from simple surveillance drones that can fly between 20 minutes and up to one hour, follow a speeding car, avoid obstacles while chasing the speed car such as trees and buildings and re acquire the car if lost. We desire to be our customers’ one-stop shop for all their drone needs.

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

Bantek, Inc’s Products and Services

We have reseller agreements in place with the following companies that will allow us to sell the following drones:

Company: Yuneec USA

Drone: H520

Company: ATI

Drones: Patrolbot, Patrolbot XL and Agbot

Company: Draganfly

Drones: Commander, Guardian, X4-P

Company: Aero Surveillance

Drones: ASF15, ASF 50 ASF 300

Company: DJI

Drones: Mavic Pro Platinum,Phantom Pro +, Inspire 2, Spark

Bantek’s Markets

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

The markets for our systems on a stand-alone basis and/or combined with other payloads relates to the following applications, among others:

Government Markets :

1.	International and U.S. federal, state and local governments as well as U.S. and foreign government agencies, including the U.S. Department of Defense (“DoD”), U.S. Drug Enforcement Agency (“DEA ” ), U.S. Homeland Security, U.S. Customs and Border Patrol, U.S. Environmental Protection Agency (“EPA”), U.S. Department of State, U.S. Federal Emergency Management Agency (“FEMA”), U.S. and state departments of transportation, penitentiaries, and police forces;

2.	Military, including U.S. Army Space and Missile Defense Agency (“SMDC”) and U.S. Air Force installations;

3.	ISR including Joint Improvised Explosive Device Defeat Organization (“JIEDDO”);

4.	Border security monitoring, including U.S. Homeland Security, to deter and detect illegal entry;

5.	Drug enforcement along U.S. borders;

6.	Monitoring environmental pollution and sampling air emissions; and

7.	Vehicle traffic monitoring, including aerial speed enforcement by state and local law enforcement agencies.

Commercial Markets :

1.	Mining

2.	Agriculture monitoring, including monitoring crop health, field monitoring to reduce costs and increase yields;

3.	Security for large events, including crowd management;

4.	Natural disaster instant infrastructure to support first responders;

5.	Oil pipeline monitoring and exploration; and

6.	Atmospheric and climate research.

7.	TV and media production mobile communications systems, expanding on-site reporting capabilities to include aerial videography and photography;

8.	Surveying, mapping and photogrammetry;

9.	Biological control for agriculture;

10.	Utilities inspection.

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

Howco’s Business

Howco is a premier supplier of spare and replacement parts to a wide variety of Federal Government agencies, U.S. military prime contractors and commercial customers worldwide. Founded in 1990 and located in Vancouver, Washington, Howco’s services encompass bid solicitation, contract management, packaging and logistics for construction, transportation, mining and heavy equipment spare and replacement parts to customers worldwide utilizing a wide variety of supply chain solutions. Howco was the winner of the 2012 United States’ Department of Defense Logistics Agency’s Bronze Supplier Award. Howco reported revenues of approximately $18.4 million and $24.5 million, and net income of approximately $164,000 and $252, 000, for the year ended September 30, 2018 and 2017.

Howco’s Government Services Contracts

Howco enters into various types of contracts with our customers, such as Indefinite Delivery, Indefinite Quantity (IDIQ), Cost-Plus-Fixed-Fee (CPFF) Level of Effort (LOE), Cost-Plus-Fixed-Fee (CPFF) Completion, Cost-reimbursement (CR), Firm-Fixed-Price (FFP), Fixed-Price Incentive (FPI) and Time-and-Materials (T&M). Approximately 91% of Howco’s revenues are FFP and approximately 11% of its revenues are IDIQ.

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

Insulation Jackets

We are a reseller of Thermaxx Jackets. Thermaxx Jackets are used to cover mechanical system components such as valves, steam traps, heat exchangers, flanges and other mechanical system components. We are targeting hospitals, manufacturers and universities. We are currently focusing our efforts on the New Jersey market. In the near future, we are looking to target the New York, Maryland and Pennsylvania markets.

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

Regulatory Matters

The use of unmanned aerial vehicles for commercial purposes is governed by the Federal Aviation Administration (“FAA” ). On August 29, 2016, the new FAA rules took effect for commercial use of small drones. Under the FAA rules commercial drones must be under 55 pounds and be registered with the FAA. The rules require a new “remote pilot certificate”, daylight-only operations 30 minutes before official sunrise and 30 minutes after official sunset, a requirement that all flights travel at a maximum groundspeed of 100 miles per hour remain, below 400 feet or within 400 feet of a structure and yield the right of way to other aircraft. Under the FAA rules, drone pilots must be at least 16 years old or be supervised by an adult with a remote pilot certificate. The pilot must also maintain “visual line of sight” with the drone at all times, among other requirements. The new rules also require that any drone-related incident that results in at least $500 worth of damage or causes serious injury be reported to the FAA within 10 days. The new restrictions can be waived, but pilots will need to apply directly to the FAA for an exemption and/or a waiver.

Competition

Bantek

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

Employees

We have 15 full-time employees, one with Bantek and 14 are with Howco, and one part-time employee with Howco. We have no labor union contracts and believe relations with our employees are satisfactory.

Debt Instruments

The Company has a revolving line of credit with a financial institution, which balance is due on demand and principal payments are due monthly at 1/60th of the outstanding principal balance. This revolving line of credit is in the amount of $50,000, and is personally guaranteed by the Company’s Chief Executive Officer (“CEO”). The line bears interest at a fluctuating rate equal to the prime rate plus 4.25%, which at September 30, 2018 and September 30, 2017 was 9.25% and 8.50%, respectively. As of September 30, 2018, the balance of the line of credit was $45,915 with $4,085 available.

We have an $840,000 convertible note dated December 11, 2015, payable with Abatement Industries Group, Inc. (“AIG”), an entity controlled by our CEO. The Note bears interest at an annual rate of 7% with a maturity date of June 11, 2017, at which time all unpaid principal and interest is due. In August 2018, the maturity date of the note was extended to June 11, 2022. In conjunction with the amendment the note was assumed by Pike Falls LLC which is also controlled by our CEO. The holder of the note has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. As of September 30, 2018, the note payable has not been converted and the balance of the note is approximately $688,000, and accrued interest was approximately $126,000.

We issued a convertible note dated July 1, 2016, payable to our CEO for $117,000. The note bears interest at an annual rate of 7% with a maturity rate of January 1, 2018. The holder of the note has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. As of September 30, 2018, the note payable has not been converted and the balance of the note is approximately $27,700, and accrued interest was approximately $11,350. The Company and our CEO extended the maturity of this note until June 30, 2019.

In connection with the acquisition of Howco on September 9, 2016, we issued a note payable to the sellers in the amount of $900,000. The note bears an interest of 5.5% and all unpaid principal and accrued interest is due on September 9, 2017. The note is in default and is accruing interest at 8% per year. The Company is in discussion with the sellers over the asserted claim that the sellers withdrew excessive amounts of cash from the business prior to the acquisition. The   note is subordinated to the TCA loan described below. As of September 30, 2018, the note payable has a balance of approximately $900,000 with accrued interest of approximately $125,700.

Effective  September 13, 2016, we entered into a senior secured credit facility agreement (the “Credit Facility” or the “Agreement”) with TCA Global Credit Master Fund L.P (“TCA”) to provide capital for the acquisition of HowCo. We can borrow up to $6,500,000, with an initial loan at closing of $3,500,000. The Credit Facility is secured by substantially all our assets and our subsidiaries and bears interest at a rate of 18%, requires monthly payments of $52,500 which is interest only starting on October 13, 2016 through February 13, 2017, and monthly payments, including interest and principal, of $298,341 starting on March 13, 2017 through maturity on March 13, 2018. Events of default are defined in the Agreement. In the event of default the note balance will bear interest at 25%. In connection with this Agreement, we are obligated to pay additional advisory fees of $850,000 payable in the form of cash or common stock in accordance with the terms of the Agreement. We were also required to reserve 7,000,000 shares of common stock related to this transaction. The reserved shares will be released upon the satisfaction of the loan. In the event TCA makes additional loans under the Agreement, we agree to pay additional advisory fees under similar terms as the $850,000 fee. Under the terms of the Credit Facility, except in limited circumstances, we are not permitted to encumber any of our assets, sell any shares of common stock or incur additional indebtedness without TCA’s prior written consent. All of our assets, including the assets of Howco, are secured by the TCA credit facility, which could be sold by TCA to satisfy the debt we owe it should we not be able to repay TCA in full.

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

On January 3, 2018, the Company entered into a settlement agreement (the “Settlement Agreement”) and replacement note agreements with TCA related to the senior secured credit facility note dated September 13, 2016. On the effective date of the Settlement Agreement, all amounts owed to TCA aggregated $5,788,642 and consisted of a convertible promissory note of $3,500,000, accrued interest payable of $238,642, and accrued advisory fees payable of $2,050,000. Additionally, on the effective date, the amount due of $5,788,642 was split into 2 separate and distinct replacement notes (“Replacement Note A” and “Replacement Note B”). Replacement Note A shall have a principal amount of $1,000,000 and Replacement Note B shall have a principal balance of $4,788,642, both of which shall be and remained secured by the original security agreements, the pledge agreements, the guarantee agreement and other applicable loan documents and both shall bear interest at 18% per annum. The default was not waived by this settlement agreement. The interest rate was amended to 12% effective June 12, 2018. The Credit Agreement is hereby amended such that the Maturity Date is extended to January 13, 2019 (the “Extended Maturity Date”) for replacement Note B, while the Note A maturity date remained at March 13, 2018 but was due as of March 2017 due to the principal and interest payment default discussed above. Replacement Note A was subsequently acquired by Livingston Asset Management (discussed below) in conjunction with a 3(a)(10) transaction.

On October 30, 2018 TCA the Company’s senior lender amended its credit facility which had been restructured in January 2018 when fees due for advisory and other matters along with accrued but unpaid interest were capitalized and separated into two notes, Note A having $1,000,000 principal and Note B having $4,788,642 both having the same maturity terms, interest rates and conversion rights. Under the current amendment total amounts outstanding under the notes along with accrued interest have been capitalized with the principal amount due of $6,018,192.42. The new note accrues interest on the principal balance at 12% per annum, includes amortization to the new maturity of December 15, 2020. The amortization payments credited toward the principal amount and accrued interest vary and include payments made under the settlement agreement with a third party related to Note A. Economically the total principal and accrued interest outstanding remain unchanged as reported in the consolidated balance sheet. All other terms including conversion rights and a make-whole provision in the case of a conversion shortfall remain the same as stated above.

In June 2016, we opened a credit card account with American Express Bank. Payment of the entire balance is due monthly upon receipt of the statement. The card has been cancelled and as of September 30, 2018 has a current unpaid balance of approximately $101, 350. We are in compliance with payment plan established in December 2017 with American Express to retire this debt obligation.

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

In October 2016, we opened a revolving credit card account with Capital One Financial Corporation. The credit card has a limit of $7,000. As of September 30, 2018, the credit card is active and the balance of the credit card was approximately $5,000.

In November 2016, we opened a credit card account with Bank of America. Payment of the entire balance is due monthly upon receipt of the statement. The credit card has a limit of $100,000 and as of September 30, 2018, the credit card is active, and the balance was approximately $86,000.

On October 5, 2017, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) under which the Company received $78,500, net of $21,500 in fees and expenses to be recorded as a debt discount and amortized to interest expense over the Note term, in return for issuing a convertible promissory note (the “Note”) in the principal amount of $100,000. Power Up received a right of first refusal for the first nine months from the date of the Note to provide any debt or equity financing less than $150,000. The Note bears interest at 10% per annum and has a maturity date of July 15, 2018. The Note may be prepaid at a premium ranging from 112% to 137% depending on the length of time following the date of the Note. The Note is convertible after 180 days into shares of the Company’s common stock at a discount of 35% of the average of the two lowest closing bid prices of Drone USA’s common stock 15 days prior to the date of conversion and the maximum number of shares issued to Power Up may not exceed 4.99% of the issued and outstanding shares of the Company’s common stock. The Note is subject to customary default provisions, including a cross default provision. The Company’s CEO entered into a confession of judgment in the principal amount of the Note. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $53,846 with a charge to interest expense. The note and all accrued interest were fully converted into common shares as of June 19, 2018. The note holder’s legal counsel has returned the note marked as paid. The debt premium was recognized as $53,846 as additional paid in capital.

On November 9, 2017, the Company received a first tranche payment of $75,500 under the terms of a Securities Purchase Agreement dated October 25, 2017, with Crown Bridge Partners, LLC (“Crown Bridge”) under which the Company issued to Crown Bridge a convertible note in the principal amount of $105,000 and a five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.35 as a commitment fee which is equal to the product of one-third of the face value of each tranche divided by $0.35. Under the terms of the note Crown Bridge was to receive “right of first refusal” for any subsequent loans or notes to fund the Company. The Company violated this covenant when funding was received from other sources without offering Crown Bridge the opportunity to participate. On December 20, 2017 the Company cured this covenant violation by issuing 200,000 additional warrants have the same exercise price and terms of the original warrants. The warrants have full ratchet price protection and cashless exercise rights).

The convertible note (the “Note”) issued to Crown Bridge in the principal amount of $105,000, has an original issue discount of $10,500 and issue costs of $19,000 both of which are recorded as debt discount along with the warrant relative fair value of $12,507 for the original 100,000 warrants and $31,529 for the penalty warrants to be amortized over the twelve month term of this tranche, bears interest of 10% (12% default rate) per annum, and has a maturity date of 12 months from the date of each tranche of payments under the Note with future tranches being at the discretion of Crown Bridge. The conversion rate for any conversion of unpaid principal and interest under the Notes is at a 35% discount to the lowest market price of the shares of the Company’s common stock within a 20 day trading period prior to the date of conversion to which an additional 10% discount will be added if the conversion price of the Company’s common stock is less than $0.05 per share and no shares of the Company’s common stock can be issued to the extent Crown Bridge would own more than 4.99% of the outstanding shares of the Company’s common stock and the conversion shares contain piggy-back registration rights. The Note is subject to customary default provisions including an event of default if the bid price of the Company’s common stock is less than its par value of $.0001 per share. The Company is entitled to prepay the Note between 30 days after its issuance until 180 days from its issuance at amounts that increase from 112% of the prepayment amount to 137% of the prepayment amount depending on the length of time when prepayments are made. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $56,538 with a charge to interest expense. As of September 30, 2018 the note holder fully converted principal and accrued interest into common shares. The debt premium on stock settled debt was fully recognized as additional paid in capital.

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

The note holder (Labrys) converted principal of $73,233 and accrued interest of $7,841 during the year ended September 30, 2018. The Company recognized $15,000 of default charges (technical defaults under note terms) as an addition to the principal amount with a corresponding charge to debt discount. Additionally, the Company increased debt premium by $8,077 with a charge to interest expense in conjunction with the principal increase. The principal and accrued interest balance of $49,267 was assigned (under the original terms and conditions) to GHS Investments LLC on July 13, 2018 and all principal and interest was converted into common stock by GHS at September 30, 2018.

On December 7, 2017, the Company received a payment of $79,000, net of an original issue discount of $5,800 and issue costs of $20,200 fees which was recorded as a debt discount which is being amortized into interest expense over the Note term, under the terms of a Securities Purchase Agreement dated November 21, 2017, with EMA Financial, LLC (“EMA Financial”) under which the Company issued to EMA Financial a convertible note (the “Note”) in the principal amount of $105,000 that bears interest of 10% (24% default rate) per annum. The Note has a maturity date of December 7, 2018 and has a conversion rate for any unpaid principal and interest at a conversion price which is the lower of (i) the closing sales price of the Company’s common stock on the trading day immediately preceding the date of funding and (ii) a 35% discount to (a) the lowest sales price of the shares of the Company’s common stock within a 20 day trading period including and immediately preceding the conversion date or (b) the lowest bid price on the conversion date, whichever is lower, and the conversion shares contain piggy-back registration rights. The conversion rate is further reduced under certain events, including if the closing sales price is less than $0.095 in which case the conversion rate is a 50% discount under the terms set forth above. No shares of the Company’s common stock can be issued to the extent EMA Financial would own more than 4.99% of the outstanding shares of the Company’s common stock. The Company also is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion or adjustment of the Note (based on the conversion price of the Note in effect from time to time) and initially must instruct its transfer agent to reserve 6,802,000 shares of common stock in the name of EMA Financial for issuance upon conversion. The Note is subject to customary default provisions and also includes a cross-default provision as well as default being triggered if the Company loses the “bid” price for its common stock ($0.0001 on the “ask” with zero market makers on the “bid” per Level 2 and/or a market such as OTC Pink). The Company is entitled to prepay the Note between the issue date until 180 days from its issuance at a premium of 135% of the unpaid principal and interest if paid within 90 days after the issue date and 150% thereafter. In connection with the issuance of this Note, the Company determined that the terms of the Note contain a conversion formula that caused variations in the conversion price resulting in the treatment of the conversion option as a bifurcated derivative to be accounted for at fair value. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives were determined using the Binomial valuation model. At the end of each period, the Company revalued the embedded conversion option and warrants derivative liabilities. In connection with this Note, on the initial measurement date of December 7, 2017, the fair values of the embedded conversion option derivative of $149,028 was recorded as derivative liabilities, $70,028 was charged to current period operations as initial derivative expense, and $79,000 was recorded as a debt discount and is being amortized into interest expense over the term of this Note. At each reporting date during the year ended September 30, 2018, the Company revalued the embedded conversion option derivative liability. At September 30, 2018 the Company has fully recorded derivative liability as part of the gain (loss) in debt extinguishment in conjunction with the full conversion of the note into common stock.

A number of terms included in the Securities Purchase Agreement and Note issued subsequently (see paragraph below) were more favorable than the terms granted to EMA Financial under its Securities Purchase Agreement and the EMA Note. Accordingly, on December 31, 2017, EMA Financial notified the Company that pursuant to the EMA Securities Purchase Agreement that the EMA Note was automatically amended by increasing (i) the annual interest rate to 12% percent and (ii) the Original Issue Discount by $3,650.

EMA fully converted all principal, default charges ($3,650) and accrued interest into common shares during 2018 and surrendered the note. The Company recognized $273,864 of losses on debt extinguishment during July 2018 as a result of the fair market value of the shares issued exceeded the recorded amount of the derivative liability discussed above.

On December 13, 2017, the Company received a payment of $60,000, net of original issue discount fees of $7,500 and $15,000 of issue costs recorded as debt discounts and amortized to interest expense over the Note term under the terms of a Securities Purchase Agreement dated December 8, 2017, with Morningview Financial, LLC (“Morningview Financial”) under which the Company issued to Morningview Financial a convertible note (the “Note”) in the principal amount of $82,500 that bears interest of 12% (18% default rate) per annum. The Note has a maturity date of 12 months and a conversion rate for any unpaid principal and interest and a conversion price which is a 35% discount to the lowest sales price of the shares of the Company’s common stock within a 20-day trading period including and immediately preceding the conversion date. The conversion rate is further reduced under certain events, including if the closing sales price is less than $0.05 in which case the conversion rate is a 45% discount under the terms set forth above. No shares of the Company’s common stock can be issued to the extent Morningview Financial would own more than 4.99% of the outstanding shares of the Company’s common stock. The Company also is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion or adjustment of the Note (based on the conversion price of the Note in effect from time to time). The Note is subject to customary default provisions and also includes a cross-default provision as well as default being triggered if the Company’s Trading Price as that term is defined in the Note is less than $.0001 or if a money judgment, writ or similar process shall be entered or filed against the Company or any of its subsidiaries for more than $50,000, and shall remain unvacated, unbonded or unstayed for a period of 20 days unless otherwise consented to by the holder of the Note. Additionally, upon default and default notice by the lender, the amount immediately due shall be increased to 150% or 200% of the outstanding principal and interest due depending upon the default provisions, plus default interest. The Company is entitled to prepay the Note between the issue date until 180 days from its issuance at a premium of 135% of the unpaid principal and interest. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $44,423 with a charge to interest expense. Mornningview Financial assessed charges of $20,625 under technical default terms of the note during the month of June 2018. The Company increased principal and debt discount by $20,625 and recorded additional premium of $11,106 in connection with the stock settled debt feature discussed above. As of September 30, 2018 Morningview had converted all principal and accrued interest into common shares. Debt premium $55,529 was recorded as additional paid in capital on a prorata basis at each conversion date.

On January 3, 2018, the Company entered into a Securities Purchase Agreement with Power Up under which the Company received $42,000, net of $11,000 in fees and expenses which were recorded as a debt discount and amortized to interest expense over the Note term, in return for issuing a convertible promissory note (the “Note”) in the principal amount of $53,000. Power Up received a right of first refusal for the first nine months from the date of the Note to provide any debt or equity financing less than $150,000. The Note bears interest at 10% per annum and has a maturity date of October 15, 2018. The Note may be prepaid at a premium ranging from 112% to 137% depending on the length of time following the date of the Note. The Note is convertible after 180 days into shares of the Company’s common stock at a discount of 35% of the average of the two lowest closing bid prices of the Company’s common stock 15 days prior to the date of conversion and the maximum number of shares issued to Power Up may not exceed 4.99% of the issued and outstanding shares of Drone USA common stock. The Note is subject to customary default provisions, including a cross default provision. The Company is required to have authorized for issuance six times the number of shares that would be issuable upon full conversion of the Note (assuming that the 4.99% limitation is not in effect) and based on the applicable conversion price of the Note in effect from time to time, initially to be 3,462,355 shares of common stock. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $28,538 with a charge to interest expense. The principal balance and accrued interest were fully converted as of September 30, 2018. Debt premium $28,538 was recorded as additional paid in capital on a prorata basis at each conversion date.

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

Labrys charged additional default penalties of $15,000 on July 25, 2018 and $50,000 on July 26, 2018. The Company recognized the additional principal and charged interest expense. Put premiums for stock settled debt were also recognized for $22,500 ($15,000 default penalty) and $26,293 ($50,000 default penalty) with charges to interest expense based on the common stock price discounts associated with the respective conversions of the default amounts. All principal, default amounts and interest due were fully converted into common stock at September 30, 2018. The put premiums for all principal (including default penalties) were credited to additional paid in capital on a prorata basis on the dates of conversions.

On January 31, 2018 the Company received a payment of $95,000, net of $2,750 for legal fees and $7,250 for due diligence to be recorded as a debt discount and amortized to interest expense over the Note term under the terms of a Securities Purchase Agreement dated January 31, 2018, with Auctus Fund, LLC (“Auctus”) under which the Company issued to Auctus a convertible note (the “Note”) in the principal amount of $105,000 that bears interest of 10% per annum. The Note has a maturity date of nine months or October 26, 2018, and a conversion rate for any unpaid principal and interest at a 35% discount to the market price which is defined as the average of the two lowest trading prices (defined as the lower of the trading price or closing bid price) for the Company’s common stock during the fifteen trading day period ending on the latest complete trading day prior to the date of conversion. The conversion rate is further reduced if the Company enters into any section 3(a)(9) or 3(a)(10) transactions under the Securities Act of 1933, as amended, if the terms of those transactions offer greater discounts on conversion prices or a longer look back period for determining the conversion rate and under certain other enumerated events, including if the conversion shares cannot be delivered by DWAC. In addition, if the Company issues any shares of its common stock at less than the conversion price, Auctus is entitled to full ratchet anti-dilution in such event. No shares of the Company’s common stock can be issued to the extent Auctus would own more than 4.99% of the outstanding shares of the Company’s common stock unless Auctus agrees to increase the ownership to 9.99%. The Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the Note (based on the conversion price of the Note in effect from time to time). The Note is subject to customary default provisions and also includes a cross-default provision as well as default being triggered if the Company loses the “bid” price for its common stock ($0.0001 on the “ask” with zero market makers on the “bid” per Level 2 and/or a market such as OTC Pink). The Company is entitled to prepay the Note between the issue date until 180 days from its issuance but not thereafter. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $56,538 with a charge to interest expense. Auctus assessed a default penalty of $15,000 which along with $15,000 of additional debt premium was recorded on August 20, 2018. The principal (including the default assessment) and accrued interest were fully converted at September 30, 2018. Total debt premium of $71,538 was recorded as additional paid in capital on a prorata basis at each conversion date.

On March 5, 2018, the Company entered into a Securities Purchase Agreement with Power Up under which the Company received $42,000, net of $11,000 in fees and expenses to be recorded as debt discount and amortized to interest expense over the Note term, in return for issuing a convertible promissory note (the “Note”) in the principal amount of $53,000. Power Up received a right of first refusal for the first nine months from the date of the Note to provide any debt or equity financing less than $150,000. The Note bears interest at 10% per annum and has a maturity date of December 15, 2018. The Note may be prepaid at a premium ranging from 112% to 137% depending on the length of time following the date of the Note. The Note is convertible after 180 days into shares of the Company’s common stock at a discount of 35% of the average of the two lowest closing bid prices of the Company’s common stock 15 days prior to the date of conversion and the maximum number of shares issued to Power Up may not exceed 4.99% of the issued and outstanding shares of Drone USA common stock. The Note is subject to customary default provisions, including a cross default provision. The Company is required to have authorized for issuance six times the number of shares that would be issuable upon full conversion of the Note (assuming that the 4.99% limitation is not in effect) and based on the applicable conversion price of the Note in effect from time to time, initially to be 13,046,154 shares of common stock. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $28,538 with a charge to interest expense. The principal balance and accrued interest were fully converted as of September 30, 2018. Debt premium $28,538 was recorded as additional paid in capital on a prorata basis at each conversion date.

On June 1, 2018 the Company entered into a consulting and services arrangement with Livingston Asset Management. The arrangement provides for financial management services including accounting and related periodic reporting among other advisory services. Under the agreement the Company will issue to Livingston Asset Management Convertible Fee Notes having principal of $12,500, interest of 10% per annum, maturity of six or seven months. The notes are convertible into common shares at a discount of 50% to the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $12,500 with a charge to interest expense for each note. As of December 31, 2018 the following notes had been issued:

June 1, 2018, $12,500 principal, maturing December 31, 2018;

July 1, 2018, $12,500 principal, maturing January 31, 2019;

August 1, 2018, $12,500 principal maturing January 31, 2019;

September 1, 2018 $12,500 principal, maturing February 28, 2019;

October 1, 2018, $12,500 principal maturing March 31, 2019;

November 1, 2018, $12,500 principal maturing April 30, 2019;

December 1, 2018, $12,500 principal maturing May 31, 2019.

The notes were charged to professional fees for each corresponding service month. The Company has accounted for each of the Convertible Fee Notes as stock settled debt under ASC 480 and recorded a debt premium of $12,500 each with a charge to interest expense.

On August 29, 2018 the Company entered into an agreement with a legal firm to provide securities related and other legal services. Under the agreement the Company will issue convertible notes with varying principal amounts for services. The first note was issued on August 29, 2018 for $6,000, interest of 12%, maturity date of February 28, 2018. The conversion feature allows for conversion into common shares at the lesser of: a) 70% of the share price on the date of the note; or b) 50% of the lowest bid price during the 30 trading days preceding the date of the notice of conversion. In connection with the issuance of this Note, the Company determined that the terms of the Note contain a conversion formula that caused variations in the conversion price resulting in the treatment of the conversion option as a bifurcated derivative to be accounted for at fair value. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives were determined using the Binomial valuation model. $10,435 was recognized as derivative liability with $6,000 charged to debt discount and $4,035 charged to derivative expense on issuance. The debt discount of $6,000 will be amortized to interest expense to the maturity date of the note. At September 30, 2018 the derivative fair value was determined to have decreased to $9,474 with a credit to derivative expense of $961. At September 30, $1,000 of debt discount was charged to interest expense.

On September 4, 2018 and September 18, 2018 the Company issued additional convertible notes of $10,000 and $6,000 respectively for legal services to the same legal firm. The notes have 6 month maturities and 12% interest rates. The notes are convertible into common shares at a discount of 50% to the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premiums of $10,000 and $6,000 with a charge to interest expense for the notes.

 On October 18, 2018 the Company issued an additional convertible promissory note to the above mentioned attorney for services in the amount of $6,000. The note bears interest at 12%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

 On November 18, 2018 the Company issued an additional convertible promissory note to the above mentioned attorney for services in the amount of $6,000. The note bears interest at 12% and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

On December 18, 2018 the Company issued an additional convertible promissory note to the above mentioned attorney for services in the amount of $6,000. The note bears interest at 12% and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion

On October 19, 2017, the Company entered into a loan agreement with a third party (Porta Pellex) entity under which the Company received approximately $232,500, net of fees and expenses of $17,500 recorded as debt discounts and amortized to interest expense over the Note term, in return for issuing a promissory note (the “Note”) in the principal amount of $250,000. The Note bears interest at 12% (18% default rate) per annum and has a maturity date of April 20, 2018. The Note may be prepaid in full or in part with additional premium or penalty. The Note is secured by certain assets of the Company’s CEO, certain assets of Howco and all of the assets of Drone USA as a junior security interest to the first secured interest of the senior lender. Additionally, the loan is guaranteed by the Company’s CEO. For the three and nine months ended June 30, 2018, amortization of debt discount amounted to $1,955 and $17,500 and the balance of the note was $250,000. On April 20, 2018, the note matured and all principal and unpaid interest was due immediately. The Company has obtained an amendment from lender changing the maturity to October 20, 2018. The Company paid a fee of $10,000 related to the amendment which has been recorded as financing expense. See following paragraphs relating to the assignment of the promissory note.

On September 4, 2018 Porta Pellex the holder of the note above sold and assigned 50% of the face amount to Trillium Partners LP and World Market Ventures LLC. Following the assignment Port Pellex held $125,000 which is the balance at September 30, 2018 and Trillium Partners LP and World Market Ventures each held $62,500 in principal. The assigned notes were restated with a 50% conversion discount from the lowest bid price of the common stock in the 20 days immediately preceding the conversion notice date. The modification was treated as debt extinguishment, for which no gain or loss was incurred. The modified note was treated as stock settled debt in accordance with ASC 480 and $62,500 was recorded as put premium with a charge to interest expense for each ($125,000 total put premium) of the assigned and restated notes.

Trillium Partners LP converted $1,095 in fees, all principal and $6,781 of interest into 35,187,910 common shares on September 19, 2018 at the conversion price of $ .002. The $62,500 of put premium was credited to additional paid in capital in conjunction with the conversion.

World Market Ventures LLC converted principal of $61,481 and $6,657 of interest into 34,500,000 common shares on September 19, 2018 at the conversion price of $ .001975. The $61,481 of put premium was credited to additional paid in capital in conjunction with the conversion. $1,020 of principal and $1,020 of put premium are included in the convertible notes at September 30, 2018.

On October 17, 2018 Porta Pellex assigned $62,500 of the principal balance of its note to Trillium Partners LP along with $7,500 of accrued interest, leaving an unpaid balance of $62,500 plus accrued interest on Porta Pellex’s original note. The assigned portion of the note was restated to provide for conversion of interest and principal into common shares at 50% discount to the lowest bid price over the 20 trading days prior to conversion notification. The assignment was treated as stock settled debt in accordance with ASC 480 and $62,500 was recorded as put premium with a charge to interest expense for the assigned and restated note.

On October 23, 2018 Porta Pellex assigned $62,500 of the remaining principal balance of its note to Jefferson Street Capital LLC along with $7,500 of accrued interest. The assigned portion of the note was restated to provide for conversion of interest and principal into common shares at the lower of: 50% discount to the lowest bid price over the 20 trading days prior to conversion notification; or 50% of the lowest bid price during the 20 trading days prior to the closing date of the related assignment. In connection with the issuance of this Note, the Company determined that the terms of the Note contain a conversion formula that caused variations in the conversion price resulting in the treatment of the conversion option as a bifurcated derivative to be accounted for at fair value. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of assignment and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives were determined using the Binomial valuation model. In connection with this Note, on the initial measurement date of October 23, 2018, the fair values of the embedded conversion option derivative of $72,609 was recorded as derivative liabilities, $70,000 was charged to current period operations as initial derivative expense, and $2,609 was recorded as a debt discount and is being amortized into interest expense over the expected holding period of the restated note.

On November 13, 2018 the Company issued a convertible promissory note for $90,000 to a vendor in settlement of past due amounts due for services. The note bears interest at 5%, matures on July 31, 2019 and is convertible into the Company’s common stock at 50% of the lowest closing bid price during the 20 trading days immeadiately preceding the notice of conversion.

On December 20, 2018 the Company issued a promissory note to the CEO for $400,000. The note bears interest at 12% per annum, matures in 5 years on December 20, 2023 and requires monthly payment of interest and principal of $5,000 with a balloon payment at maturity.

Emerging Growth Company

We are and we will remain an “emerging growth company” as defined under The Jumpstart Our Business Startups Act (the “JOBS Act”), until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a “large accelerated filer” (with at least $700 million in public float) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

As an “emerging growth company”, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis” disclosure;

●	reduced disclosure about our executive compensation arrangements;

●	no requirement that we hold non-binding advisory votes on executive compensation or golden parachute arrangements; and

●	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

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

With respect to the manufacturing and sale of drones, we are currently a start-up company without any current material sales of our drone products.  There is no historical basis to make judgments on the capabilities associated with our enterprise, management and/or employees’ ability to produce a commercial drone product leading to a profitable company beyond what we have acquired through our purchase of Howco which is in the business of spare parts and replacement parts.

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

Our cash and cash equivalents were $108,446 at September 30, 2018. For the year ended September 30, 2018, the Company has incurred a net loss of $5,774,867 and used cash in operations of $794,369. The working capital deficit, stockholders’ deficit and accumulated deficit was $12,170,117, $9,157,344 and $19,631,292, respectively, at September 30, 2018.. Furthermore, on April 13, 2017, we received a default notice on our payment obligations under the senior secured credit facility agreement with TCA, defaulted on our note payable – Seller in September 2017 and as of September 30, 2018, we have received several demands for payment of past due amounts for services from several consultants and service providers. These matters raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of our consolidated financial statements included elsewhere in this Form 10-K. Our ability to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. We plan to implement cost-cutting measures, raise equity through a private placement, restructure or repay our secured obligations and structure payment plans, if necessary, with vendors and service providers who are owed money. The accompanying consolidated financial statements elsewhere in this Form 10-K do not include any adjustments that might be required should we be unable to continue as a going concern. We continue to incur significant operating losses, and management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop and market our products. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to market our drone technology, continue with sales of equipment spare and replacement parts to the U.S. Government and commercial customers and raise additional capital.

Management believes that we have access to capital resources through possible public or private equity offerings, exchange offers, debt financings, corporate collaborations or other means. In addition, we continue to explore opportunities to strategically monetize our technology and our services, although there can be no assurance that we will be successful with such plans. We have historically been able to raise capital through equity and debt offerings, although no assurance can be provided that we will continue to be successful in the future. If we are unable to raise sufficient capital through 2019 or otherwise, we may be required to severely curtail, or even to cease, our operations.

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

As a reseller of a UAV products, and with aircrafts and aviation sector companies being scrutinized heavily, we may be subject to FAA mandates and/or regulations, which could result in potential law suits. Defects in our product may lead to life, health and property risks.  Currently, the unmanned aerial systems industry lacks a formative insurance market.  It is possible that our operations could be adversely affected by the costs and disruptions of responding to such liabilities even if insurance against liabilities is available.

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

The aerospace and aviation markets are very saturated and intensely competitive. By entering this sector, our management is aware that failure to compete with direct market leading companies and new entrants will affect overall business and the product. Therefore, the faster innovative applications and technologies are implemented to the developed product; the better the pricing and commercial business strategies management will be able to offer to businesses purchasing drones. Competitive factors in this market are all related to product performance, price, customer service, training platforms, reputation, sales and marketing effectiveness.

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

Our ability to protect proprietary technology and operate without infringing the rights of others will allow our UAV business to compete successfully and achieve future revenue growth. If we are unable to protect proprietary technology or infringe upon the rights of others, it could negatively impact our operating results.

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

The rapidly changing nature of the markets in which we compete makes it difficult to accurately forecast our revenues and operating results.  Furthermore, we expect our revenues and operating results to fluctuate in the future due to a number of factors, including the following:

●	the timing of sales of our UAV products;

●	unexpected delays in introducing new UAV products;

●	increased expenses, whether related to sales and marketing, or administration;

●	costs related to anticipated acquisitions of businesses.

Our UAV products may suffer defects.

Products may suffer defects that may lead to substantial product liability, damage or warranty claims. Given our complex platforms and systems within our product, errors and defects may be related to flight and/or communications. Such an event could result in significant expenses arising from product liability, warranty claims, and reduce sales, which could have a material adverse effect on business, financial condition and results of operations.

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

Acquisitions, investments and other strategic relationships and alliances, if pursued, may involve significant cash expenditures, debt incurrence, operating losses, and expenses that could have a material adverse effect on our financial condition and operating results. Acquisitions involve numerous other risks, including:

●	Diversion of management time and attention from daily operations;

●	Difficulties integrating acquired businesses, technologies and personnel into our business;

●	Inability to obtain required regulatory approvals and/or required financing on favorable terms;

●	Entry into new markets in which we have little previous experience;

●	Prior approval of any acquisition by TCA (senior lender);

●	Potential loss of our key employees, key contractual relationships or key customers of acquired companies; and

●	Assumption of the liabilities and exposure to unforeseen liabilities of acquired companies.

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

Our business is labor intensive and our success depends on our ability to attract, retain, train and motivate highly skilled employees, including employees who may become part of our organization in connection with future acquisitions. The increase in demand for consulting, technology integration and managed services has further increased the need for employees with specialized skills or significant experience in these areas. Our ability to expand our operations will be highly dependent on our ability to attract a sufficient number of highly skilled employees and to retain our employees and the employees of companies that we have acquired. We may not be successful in attracting and retaining enough employees to achieve our desired expansion or staffing plans. Furthermore, the industry turnover rates for these types of employees are high and we may not be successful in retaining, training or motivating our employees. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to accept new client engagements. Such inability may also force us to increase our hiring of independent contractors, which may increase our costs and reduce our profitability on client engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce. Our future success will depend on our ability to manage the levels and related costs of our workforce.

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

We expect to expand our business, in part, through future acquisitions, but we may not be able to identify or complete suitable acquisitions, which could harm our financial performance.

Acquisitions are a significant part of our growth strategy. We continually review, evaluate and consider potential investments and acquisitions. In such evaluations, we are required to make difficult judgments regarding the value of business opportunities and the risks and cost of potential liabilities. We plan to use acquisitions of companies or technologies to expand our project skill-sets and capabilities, expand our geographic markets, add experienced management and increase our product and service offerings. Although we have identified several acquisition considerations, we may be unable to implement our growth strategy if we cannot reach agreement with acquisition targets on acceptable terms or arrange required financing for acquisitions on acceptable terms. In addition, the time and effort involved in attempting to identify acquisition candidates and consummate acquisitions may divert members of our management from the operations of our company.

Any future acquisitions that we may make could disrupt our business, cause dilution to our stockholders and harm our business, financial condition or operating results.

If we are successful in consummating acquisitions, those acquisitions could subject us to a number of risks, including, but not limited to:

●	the purchase price we pay and/or unanticipated costs could significantly deplete our cash reserves or result in dilution to our existing stockholders;

●	we may find that the acquired company or technologies do not improve market position as planned;

●	we may have difficulty integrating the operations and personnel of the acquired company, as the combined operations will place significant demands on the Company’s management, technical, financial and other resources;

●	key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;

●	we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;

●	we may assume or be held liable for risks and liabilities (including environmental-related costs) as a result of our acquisitions, some of which we may not be able to discover during our due diligence or adequately adjust for in our acquisition arrangements;

●	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

●	we may incur one-time write-offs or restructuring charges in connection with the acquisition;

●	we may acquire goodwill and other intangible assets that are subject to amortization or impairment tests, which could result in future charges to earnings; and

●	we may not be able to realize the cost savings or other financial benefits we anticipated.

We cannot assure you that we will successfully integrate or profitably manage any acquired business. In addition, we cannot assure you that, following any acquisition, our continued business will achieve sales levels, profitability, efficiencies or synergies that justify acquisition or that the acquisition will result in increased earnings for us in any future period. These factors could have a material adverse effect on our business, financial condition and operating results.

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

Under the Credit Facility, effective September13, 2016, with TCA Global Credit Master Fund, L.P. (“TCA”), we borrowed $3.5 million to acquire Howco and pay certain creditors. The initial loan was due 18 months from the date of the loan and an interest rate of 18% per annum and a default interest rate of 25% per annum. As discussed below the note, accrued interest, contingency and advisory fees were restructured as of September 30, 2018, we had approximately $5,208,920 in outstanding principal and interest owed to TCA. Under the terms of the Credit Facility, all amounts due under it are secured by our assets, including the assets of Howco. As a result of being in default of our payment obligations under the Credit Facility, TCA could foreclose on its security interest and liquidate or take possession of some or all of these assets, which would harm our business, financial condition and results of operations and could require us to curtail, or even to cease, operations.

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

The Company’s success depends to a significant extent upon the operation, experience, and continued services of certain of its officers, including our CEO, as well as other key personnel. While our CEO and the executive officers of Howco are all employed under employment contracts, there is no assurance we will be able to retain their services. The loss of our CEO or several of the other key personnel could have an adverse effect on the Company. If the CEO or other executive officers were to leave we would face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any successor obtains the necessary training and experience. In addition, our CEO, CFO and other key personnel do not have prior experience in SEC reporting obligations. Furthermore, we do not maintain “key person” life insurance on the lives of any executive officer and their death or incapacity would have a material adverse effect on us. The competition for qualified personnel is intense, and the loss of services of certain key personnel could adversely affect our business.

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

Our sales to our public sector customers are impacted by government spending policies, budget priorities and revenue levels. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for approximately 98 % of Howco’s net sales. An adverse change in government spending policies (including budget cuts at the federal level resulting from sequestration), budget priorities or revenue levels could cause our public sector customers to reduce their purchases or to terminate or not renew their contracts with us, which could adversely affect our business, results of operations or cash flows.

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

Approximately 98% of  our U.S. revenues from Howco’s operations have been from and will continue to be from sales and services rendered directly or indirectly to the U.S. Government. Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government programs, primarily defense-related programs with the Department of Defense (DoD), as well as a broad range of programs with the Department of Homeland Security, the intelligence community and other departments and agencies. Cost cutting including through consolidation and elimination of duplicative organizations and insurance has become a major initiative for DoD. The funding of our programs is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions. The overall level of U.S. defense spending increased in recent years for numerous reasons, including increases in funding of operations in Iraq and Afghanistan. However, with the winding down of both wars, defense spending levels are becoming increasingly difficult to predict and are expected to be affected by numerous factors. Such factors include priorities of the Administration and the Congress, and the overall health of the U.S. and world economies and the state of governmental finances.

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

Large spare parts contracts awarded by the U.S. Government are few in number and are awarded through a formal competitive bidding process, including indefinite delivery/indefinite quantity (“IDIQ”), GSA Schedule and other multi-award contracts. Bids are awarded on the basis of price, compliance with technical bidding specifications, technical expertise and, in some cases, demonstrated management ability to perform the contract. There can be no assurance that the Company will win and/or fulfill additional contracts. Moreover, the award of these contracts is subject to protest procedures and there can be no assurance that the Company will prevail in any ensuing legal protest. Howco’s failure to secure a significant dollar volume of U.S. Government contracts in the future would adversely affect us.

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

Our international business exposes us to geo-political and economic factors, regulatory requirements and other risks associated with doing business in foreign countries. .

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

As of the date of this Form 10-K, our executive officers and directors beneficially own approximately 3.86% of our shares of common stock and the CEO owns 250 shares of Series A preferred stock the voting rights for the Series A shares entitles the shareholder to voting rights equal to the number of common shares outstanding divided by .99 which will always grant the holder a majority voting capability. As a result, our executive officers and directors may be able to: elect or defeat the election of our directors, amend or prevent amendment to our certificates of incorporation or bylaws, effect or prevent a merger, sale of assets or other corporate transaction, and control the outcome of any other matter submitted to the shareholders for vote. Accordingly, our outside stockholders may be unable to influence management and exercise control over our business.

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

Delaware’s Anti-Takeover Law may discourage acquirers and eliminate a potentially beneficial sale for our stockholders.

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

Under Delaware law, we may indemnify our directors or officers or other persons who were, are or are threatened to be made a named defendant or respondent in a proceeding because the person is or was our director, officer, employee or agent, if we determine that the person:

●	conducted himself or herself in good faith, reasonably believed, in the case of conduct in his or her official capacity as our director or officer, that his or her conduct was in our best interests, and, in all other cases, that his or her conduct was at least not opposed to our best interests; and

●	in the case of any criminal proceeding, had no reasonable cause to believe that his or her conduct was unlawful.

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

Our bylaws designate the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Under the provisions of our amended and restated bylaws (“bylaws”), unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees or agents to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our amended certificate of incorporation or bylaws; or (iv) any action asserting a claim against us governed by the internal affairs doctrine. By becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our bylaws related to choice of forum. The choice of forum provision in our bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

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

Our issuance of preferred stock in the future may adversely affect the rights of our common stockholders .

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

Risks Related to Our IP

Our Success May Depend on Our Ability to Obtain and Protect the Proprietary Information on Which We Base Our UAV Products.

As we acquire companies with intellectual property (“IP”) that is important to the development of our UAV products, we will need to:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Bantek, Inc.

Our headquarters are located at 330 Changebridge Road Suite 101, Pine Brook, New Jersey 07058.

The Company entered into an agreement with a manufacturer in Pismo Beach, California. The agreement provides for certain services to be provided by the manufacturer as needed by the Company. The agreement has an initial term of three years with one year renewals. In connection with this agreement, the Company has agreed to sublease space based in San Luis Obispo, California from the manufacturer for the purposes of the development and manufacturing of unmanned aerial vehicles. The lease provides for base monthly rent of approximately $15,000 for the initial term to be increased to $16,500 per month upon extension. The lease term begins February 1, 2017 and expires January 31, 2019 with the option to extend the term an additional 24 months. However, the Company never took possession of the premises and in July 2017, the Company made a decision to not take possession of the premises. The Company is in default of the rent payments and had received verbal demand of payments. As of September 30, 2018, the Company has not made any of the required monthly rent payments in connection with this agreement. During fiscal 2017, the Company had expensed and accrued into accounts payable the remaining amounts due under the term of the lease for a total accrual of $360,000 pursuant to ASC 420-10-30. This balance remains accrued as of September 30, 2018 and 2017.

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

In response to the Complaint we filed July 12, 2017 against Paulo Ferro in the United States District Court for the Central District of California (Case No. 2:17-cv-05124) seeking damages and injunctive relief for alleged violations of the Federal Trade Secrets Act and the California Trade Secrets Act, breach of his employment agreement, breach of his duty of good faith and fair dealing and violation of the California Business and Professional Code, Mr. Ferro filed an answer and counterclaim on July 31, 2017 seeking damages in the amount of $900,000 based on allegations of breach of his employment agreement by Drone USA as well as additional amounts based on alleged libel and a demand for punitive damages. We entered into a settlement agreement with Mr. Ferro whereby the Company will make payments totaling $600,000 beginning on December 20, 2018.

A lawsuit has been filed against the Company in Supreme Court, Westchester County (Index No. 61772/2017), on August 9, 2017, in a case styled Porter, LeVay & Rose v. Drone USA, Inc . The complaint alleged two causes of action, one for goods and services furnished and one for an account stated, in the amount of $74,324.74. The plaintiff obtained a default judgment. The Company filed an Order to Show Cause to vacate the default judgment on the grounds that the service of the complaint was invalid. On February 14, 2018 the Company entered into a stipulation agreement with the investor relations firm which settled the amount due a $20,000 which was paid on February 16, 2018 and the Company recognized a gain on extinguishment of debt in the amount of $48,544.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the trading symbol “DRUS”.

The following table sets forth the quarterly high and low sales price per share of our common stock for the periods indicated. The prices represent inter-dealer quotations, which do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

CALENDAR QUARTER ENDED	HIGH	LOW

September 30, 2018	$0.04	$0.004
June 30, 2018	$0.09	$0.0043
March 31, 2018	$0.22	$0.08

December 31, 2017	$0.22	$0.14
September 30, 2017	$0.26	$0.17
June 30, 2017	$0.30	$0.18
March 31, 2017	$0.51	$0.15

Holders

As of December 21, 2018, there were 1,044,146,518 shares of common stock outstanding, which were held by approximately 308  record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans as of December 21, 2018. There are no equity compensation plans that have not been approved by our security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	18,505,000	$0.21	81,495,000

Issuance of Unregistered Securities

During our fiscal years ended September 30, 2018 and 2017, the Company issued the following unregistered securities:

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

On June 6, 2018 Labrys partially converted the note dated November 28, 2017 for $9,944 of note principal and $505 of default interest for 2,261,569 of common shares priced at a contracted price of $.0046.

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

On June 8, 2018 Power Up converted $4,000 principal and accrued interest of $5,000 of the note dated October 17, 2017 for 1,451,613 common shares priced at a contracted price of $.0062. This conversion liquidated all principal of the note; Power Up delivered the note marked as fully paid following this conversion.

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

On July 2, 2018 EMA converted $10,645 of principal and $750 in fees for 5,300,000 common shares priced at contracted price of $.00215.

On July 2, 2018 Morningview Financial converted $11,000 of principal and $500 in fees for 4,862,580 common shares priced at contracted price of $.00237.

On July 3, 2018 Crown Bridge Partners converted $8,740 of principal and $500 in fees for 5,372,000 common shares priced at the contracted price of $.00172.

On July 3, 2018 Labry converted $6,342 of principal and $280 of interest due for 4,300,000 common shares priced at the contracted price of $.00154.

On July 5, 2018 EMA converted $10,645 of principal and $750 in fees for 5,300,000 common shares priced at the contracted price of $.00215.

On July 5, 2018 Labry converted $7,913 of principal and $43 of interest due for 5,166,280 common shares priced at the contracted price of $.00154.

On July 5, 2018 Morningview Financial converted $13,300 of principal and $500 in fees for 5,835,096 common shares priced at contracted price of $.00237.

On July 6, 2018 Crown Bridge Partners converted $10,747 of principal and $500 in fees for 6,539,000 common shares priced at the contracted price of $.00172.

On July 9, 2018 EMA converted $14,945 of principal and $750 in fees for 7,300,000 common shares priced at contracted price of $.00215.

On July 9, 2018 Labry converted $7,530 of principal and $75 of interest due for 4,964,321 common shares priced at the contracted price of $.00154.

On July 9, 2018 Morningview Financial converted $10,600 of principal and $500 in fees for 7,207,793 common shares priced at contracted price of $.00154.

On July 9, 2018 Power Up converted $16,460 of principal for 5,878,571 common shares at the contracted price of .0028.

On July 10, 2018 Labry converted $5,233 of interest due for 6,229,320 common shares priced at the contracted price of $.00084.

On July 10, 2018 Labry converted $1,927 of principal for 2,293,964 common shares priced at the contracted price of $.00084.

On July 10, 2018 Power Up converted $13,640 of principal for 4,871,429 common shares at the contracted price of .0028.

On July11, 2018 Crown Bridge Partners converted $14,884 of principal and $500 in fees for 8,944,000 common shares priced at the contracted price of $.00172.

On July 11, 2018 EMA converted $14,954 of principal and $750 in fees for 7,300,000 common shares priced at contracted price of $.00215.

On July 11, 2018 Labry converted $3,370 of principal and $1,811 of interest due for 6,168,396 common shares priced at the contracted price of $.00084.

On July 11, 2018 Power Up converted $17,050 of principal for 5,879,310 common shares at the contracted price of .0029.

On July 12, 2018 Labry converted $4,079 of principal for 4,856,279 common shares priced at the contracted price of $.00084.

On July 12, 2018 Morningview Financial converted $13,000 of principal and $500 in fees for 8,766,234 common shares priced at contracted price of $.00154.

On July 12, 2018 Power Up converted $5,850 of principal and $2,650 of interest due for 3,035,714 common shares at the contracted price of .0028.

On July 13, 2018 Labry converted $3,622 of principal and $158 of interest due for 4,500,000 common shares priced at the contracted price of $.00084.

On July 16, 2018 Labry converted $4,589 of principal and $156 of interest due for 5,648,358 common shares priced at the contracted price of $.00084.

On July 17, 2018 EMA converted $21,500 of principal and $750 in fees for 10,000,000 common shares priced at contracted price of $.00215.

On July 17, 2018 GHS converted $9,573 of principal and $227 of interest due for 7,000,000 common shares priced at the contracted price of $.0014.

On July 17, 2018 Labry converted $5,610 of principal and $459 of interest due for 7,224,550 common shares priced at the contracted price of $.00084.

On July 17, 2018 Labry converted $4,936 of principal and $149 of interest due for 6,054,686 common shares priced at the contracted price of $.00084.

On July 17, 2018 Morningview Financial converted $12,000 of principal and $500 in fees for 8,116,884 common shares priced at contracted price of $.00154.

On July 18, 2018 Crown Bridge Partners converted $21,683 of principal and $500 in fees for 12,897,000 common shares priced at the contracted price of $.00172.

On July 18, 2018 GHS converted $7,831 of principal and $9 of interest due for 5,600,000 common shares priced at the contracted price of $.0014.

On July 18, 2018 Labry converted $6,649 of principal for 7,915,966 common shares priced at the contracted price of $.00084.

On July 18, 2018 Labry converted $6,115 of principal for 7,279,236 common shares priced at the contracted price of $.00084.

On July 18, 2018 Livingston Asset Management converted principal of $39,000, $2,384 of interest due and $1,095 of fees for 14,112,478 common shares at the contracted price of $.00301.

On July 19, 2018 GHS converted $11,600 of principal and $20 of interest due for 8,300,000 common shares priced at the contracted price of $.0014.

On July 19, 2018 Labry converted $14,768 of principal for 17,580,656 common shares priced at the contracted price of $.00084.

On July 20, 2018 Labry converted $15,853 of principal for 18,872,100 common shares priced at the contracted price of $.00084.

On July 23, 2018 Crown Bridge Partners converted $10,976 of principal, interest due of $6,664 and $500 in fees for 10,546,924 common shares priced at the contracted price of $.00084.

On July 23, 2018 GHS converted $7,938 of principal for 5,670,000 common shares priced at the contracted price of $.0014.

On July 23, 2018 Labry converted $16,644 of principal for 19,813,818 common shares priced at the contracted price of $.00084.

On July 24, 2018 Labry converted $18,154 of principal for 21,611,752 common shares priced at the contracted price of $.00084.

On July 24, 2018 Morningview converted $12,225 principal, $5,958 of interest due and $500 of fees for 12,131,604 common shares priced at a contracted price of $.00015.

On July 25, 2018 EMA converted $4,991 of principal $8,221 of interest due and 750 of fees for 6,493,963 common shares priced at a contracted price of $.00215.

On July 25, 2018 GHS converted $12,347 of principal for 8,819,593 common shares priced at the contracted price of $.0014.

On July 25, 2018 Labry converted $31,000 of principal for 18,023,255 common shares priced at the contracted price of $.00172.

On July 26, 2018 Labry converted $50,162 of principal and $761 of interest due for 18,227,381 common shares priced at the contracted price of $.00280.

On July 30, 2018 Livingston Asset Management converted principal of $11,000, $96 of interest due and $1,095 of fees for 4,050,130 common shares at the contracted price of $.00301.

On August 1, 2018 Auctus Fund LLC converted principal of $20,755, interest due of $5,207 and fees of $500 for 15,384,615 common shares at a contract price of .00172.

On August 8, 2018 Auctus Fund LLC converted principal of $47,251, interest due of $139 and fees of $500 for 27,842,600 common shares at a contract price of .00172.

On August 20, 2018 Auctus Fund LLC converted principal of $51,995, interest due of $142 and fees of $500 for 24,368,717 common shares at a contract price of .00216.

On September 11, 2018 Power Up converted $15,000 of principal 5,357,143 common shares at the contracted price of .0028.

On September 12, 2018 Power Up converted $18,000 of principal 6,428,571 common shares at the contracted price of .0028.

On September 12, 2018 Power Up converted $20,000 of principal and $2,650 of interest due for 8,089,286 common shares at the contracted price of .0028.

On September 19, 2018 World Market Ventures LLC converted $61,481 of principal and $6,657 of interest due for 34,500,000 common shares at contract price of .00198.

On September 19, 2018 Trillium Partners LP converted $62,500 of principal, $6,781 of interest due and $1,095 of fees for 35,187,910 common shares at contract price of .002.

On October 17, 2018 Crown Bridge Partners was issued 35,420,168 common shares in exchange for the same number of warrants surrendered.

On November 1, 2018 Jefferson Street Capital was issued 30,000,000 common for conversion of principal related to the Porta Pellex note assignment and restatement cited above.

On November 6, 2018 Trillium Partners LLC was issued 58,721,488 common shares for conversion of principal related to the Porta Pellex note assignment and restatement cited above.

On November 6, 2018 Jefferson Street Capital was issued 32,307,692 common for conversion of principal related to the Porta Pellex note assignment and restatement cited above.

On November 19, 2018 Jefferson Street Capital was issued 45,952,267 common shares for conversion of principal related to the Porta Pellex note assignment and restatement cited above.

On November 27, 2018 Trillium Partners LLC was issued 56,947,133 common shares for conversion of principal related to the Porta Pellex note assignment and restatement cited above. Following this conversion principal, interest and fees due were fully settled.

On December 5, 2018 Jefferson Street Capital was issued 20,360,000 common for conversion of principal related to the Porta Pellex note assignment and restatement cited above. Following this conversion principal, interest and fees due were fully settled.

Common Stock Issued for Settlement Payable Conversion

In October and November 2016, the Company issued an aggregate of 460,200 common shares upon conversion of the remaining settlement payable - vendor of $48,998 and the remaining premium of $26,384 was reclassified to equity.

Shares Issued for non-employee Services

In October 2016, the Company issued 115,000 shares of common stock to an entity as payment for acquisition-related services valued at $57,500.

In February 2017, the Company issued 400,000 vested shares of common stock to an entity as payment for consulting services rendered. As the shares fee is considered contractually earned upon the execution of the agreement, the shares were valued on the February 17, 2017 measurement date at $0.23 per share or a total of $92,000 based on the quoted trading price and amortized over the 6-month term of the agreement. In June 2017, upon renewal of the agreement, the Company issued an additional 400,000 vested shares of common stock to this entity as payment for consulting services rendered valued at $93,160, or $0.2329 per share, based on the quoted trading price. In connection with the issuance of these shares, during the year ended September 30, 2017, the Company recorded professional fees of $141,380 and a prepaid expense of $43,780 which was amortized into professional fees during the year ended September 30, 2018..

On September 1, 2017, the Company entered into a consulting agreement with an individual. In connection with this agreement, the Company agreed to issue 10,000 common shares per month until the agreement is terminated. As of September 30, 2017, 10,000 common shares were issuable were valued on the vesting date of September 1, 2017 at $1,764, or $0.1764 per shares based on the quoted trading price. During the year ended September 30, 2017, the Company recorded professional fees of $1,764. During the year ended September 30, 2018, an aggregate of 30,000 common shares were issuable pursuant to the agreement. Such shares were valued on the vesting dates of October 1, 2017 and November 1, 2017 at $3,950, or $0.20 and $0.195 per share, respectively, based on the quoted trading price. During the year ended September 30, 2018, the Company recorded professional fees of $3,950. This agreement was terminated in December 2017.

On April 1, 2018, the Company entered into a one year oral management consulting agreement with an individual. In connection with this agreement, the Company issued 4,000,000 common shares to the consultant. Such shares were valued on the vesting dates of April 1, 2018 at $296,000, or $0.074 per share based on the quoted trading price. In connection with these shares, the Company has record prepaid professional fees of $295,600 to be recognized monthly as expense over the one-year term.

On June 19, 2018 Tysadco Partners was issued 533,333 shares of restricted common stock for services under a one-year agreement. 400,000 shares were issued as the “retainer”, to be vested in four equal installments beginning on effective date of the agreement and 60, 120 and 180 days following the effective date. The remaining 133,333 shares were issued for the monthly compensation arrangement. The related charges will be measured on the vesting dates at fair value and recognized in Professional Fees (expense) pro rata over the service term.

On July 12, 2018 150,000 vested common shares were issued to a consultant. The shares were valued at the market price of $.0059 per share on the day of the grant. The value of $1,245 was charged to professional fees on issuance.

On July 12, 2018 1,500,000 vested common shares were issued to a financial advisory consultant. The shares were valued at the market price of $.0059 per share on the day of the grant. The value of $12,450 was charged to professional fees on issuance.

On July 12, 2018 150,000 vested common shares were issued to a consultant. The shares were valued at the market price of $.0059 per share on the day of the grant. The value of $1,245 was charged to professional fees on the date on issuance.

On August 6, 2018 125,000 vested common shares were issued to a consultant. The shares were valued at the market price of $0.0096 per share on the day of the grant. The value of $1,318 was charged to professional fees on issuance.

On September 24, 2018 2,387,302 common shares were issued to Tysadco Partners for the Company’s investor relations firm as per the agreement for monthly payments in shares of $4,000 per month totaling $16,000. The issuance settled the amounts due for June 21 through October 20 2018.

Shares Issued for Settlement

On August 27, 2018 the Company settled outstanding accounts payable with a vendor by issuing 2,307,693 common shares. On September 27, 2018, the Company agreed to issue 2,692,307 shares for a total of 5,000,000 shares to settle the payable balance of $15,000. These shares were valued at the market price of $.0058 and $.004 on the grant date and settlement date respectively, resulting in a loss on settlement of $9,154.

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

Shares Issued for debt issuance costs

On November 28, 2017, pursuant to a Securities Purchase Agreement and Convertible Note Agreement with Labrys (see Note 7), the Company considered issued to Labrys 335,938 shares of the Company’s common stock, as a commitment fee which was to be returned to the Company in the event that it pays all unpaid principal and interest under the Note within 180 days of November 20, 2017. Prior to the February 7, 2018 amendment pursuant to ASC 260 the 335,938 shares were considered contingent shares and not considered outstanding and not accounted for due to the contingency. On February 7, 2018 the Company amended the terms of the convertible note dated November 28, 2017 whereby the holder waives all existing events of default to date and in return shall no longer be required to return, under any circumstances, the commitment shares back to the Company’s treasury. On February 16, 2018 the Company issued the 335,938 shares at the then market close price of $0.09 per share for a value of $30,234 which was expensed.

On February 16, 2018, pursuant to a Securities Purchase Agreement and Convertible Note Agreement with Labrys (see Note 7), the Company issued to Labrys 421,238 shares of the Company’s common stock, as a commitment fee which was to be returned to the Company in the event that it pays all unpaid principal and interest under the Note within 180 days of December 26, 2017. Prior to the February 7, 2018 amendment, pursuant to ASC 260 the 421,238 shares were considered contingent shares and not considered outstanding and not accounted for due to the contingency. On February 7, 2018 the Company amended the terms to the convertible note dated December 26, 2017 whereby the holder waives all existing events of default to date and in return shall no longer be required to return, under any circumstances, the commitment shares back to the Company’s treasury. On February 16, 2018 the Company issued the 421,238 shares at the then market close price of $0.09 per share for a value of $37,911 which was expensed.

Shares Issued Under 3(a)(10)

The Company issued common shares to Livingston Asset Management, pursuant to Replacement Note A and the related 3(a)(10) settlement, as the shares issued were sold payments were remitted to TCA to liquidate the debt represented by Replacement Note A:

Between March 14, 2018 and August 24, 2018, 101,624,000 common shares were issued and 30,000,000 common shares remain unsold at September 30, 2018.

On November 22, 2018 Livingston Asset Management finalized sale of 30,000,000 shares of common stock and remitted a payment to TCA for $45,320.02 in partial settlement of TCA Note A under the terms of the 3(a)(10) agreement.

The shares of the Company’s common stock issued under section 3(a)(10) of the Securities Act, which have been recorded at par value with an equal charge to additional paid-in capital and which value has been recorded as a liability remaining in convertible note balance, until these shares have been sold and reported to the Company.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statement Notice

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of BANTEK, INC. (f/k/a DRONE USA, INC.) and Subsidiaries (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Overview

BANTEK, INC. (f/k/a DRONE USA, INC.) is a UAV and related services and technology company that intends to engage in the distribution, and integration of advanced low altitude UAV systems, services and products. Drone also provides product procurement, distribution, and logistics services through its wholly-owned subsidiary, HowCo Distributing Co., to the United States Department of Defense and Defense Logistics Agency. The Company has operations based in Pine Brook, New Jersey and Vancouver, Washington. The Company continues to seek strategic acquisitions and partnerships with UAV firms that offer superior technologies in high-growth markets, as well as acquisitions and partnerships with firms that have complementary technologies and infrastructure.

Liquidity and Capital Resources

As of September 30, 2018, we had $2,451,721 in current assets, including $108,446 in cash, compared to $2,059,246 in current assets, including $152,492 in cash, at September 30, 2017. Current liabilities at September 30, 2018 totaled $14,621,838 compared to $12,419,948 at September 30, 2017. The increase in current assets from September 30, 2017 to September 30, 2018 is primarily due to the decrease in cash of approximately $44,046, the decrease in inventory of approximately $147,951, offset by the increase in prepaid expenses and other assets of approximately $137,981 and the increase in accounts receivable of approximately $446,491. The increase in current liabilities from September 30, 2017 to September 30, 2018 is primarily due to the increase in the accounts payable and accrued expenses of approximately $1,330,000 and current portion of the note payable of approximately $3,170,000 primarily due to amortization of debt discount and the restructuring of the TCA note which capitalized the accrued liabilities for advisory fees of $2,050,000, accrued interest of approximately $240,000. While we have revenues as of this date, no significant UAV revenues are anticipated until we have implemented our full plan of operations, specifically, initiating sales campaigns for our UAV platforms. We must raise cash to implement our strategy to grow and expand per our business plan. We anticipate over the next 12 months the cost of being a reporting public company will be approximately $250,000.

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

We anticipate our short-term liquidity needs to be approximately $3,300,000 which will be used to satisfy our existing current liabilities and we expect gross profits of approximately $2,000,000. To meet these needs we intend to complete equity financing and refinance or restructure certain existing liabilities. Once this is completed, and we implement our sales and marketing plan to sell UAV products, we anticipate minimal long-term liquidity needs which we expect to meet through equity financing or short-term borrowings.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	Year Ended September 30, 2018	Year Ended September 30, 2017
Net Cash Used in Operating Activities	$(794,369)	$(478,769)
Net Cash Used in Investing Activities	$(25,256)	$-
Net Cash Provided by Financing Activities	$775,579	$241
Net (Decrease) Increase in Cash	$(44,046)	$(478,528)

Results of Operations

Year Ended September 30, 2018 and 2017

We generated sales of $18,389,568 and $24,589,761 for the years ended September 30, 2018 and 2017, respectively. For the years ended September 30, 2018 and 2017, we reported cost of goods sold of $16,772,661 and $22,963,231, respectively. The decrease in sales and cost of goods sold for the 2018 period is due management’s focus on higher margin sales at Howco, this effort has increased gross margin by approximately 2%.

For the years ended September 30, 2018 and 2017, we reported selling, general, and administrative expenses of $3,403,674 as compared to $6,946,559, a decrease of $3,542,885 or 51%. For the year ended September 30, 2018, selling, general, and administrative expenses consist primarily of professional and consulting fees of approximately $582,000, payroll costs of approximately $1,688,000, other expenses of approximately $1,036,000 which include a settlement accrual of $500,000, rent of approximately $56,000, and travel related costs of approximately $26,000. For the year ended September 30, 2017, selling, general, and administrative expenses consist primarily of professional and consulting fees of approximately $2,732,000, payroll costs of approximately $3,327,000, rent of approximately $496,000, and travel related costs of approximately $82,000. For the years ended September 30, 2018 and 2017, payroll costs and professional and consulting fees included stock-based compensation and consulting fees of $137,969 and $2,037,158, respectively. The decrease in selling, general, and administrative costs for the 2018 periods is primarily due to the decrease in stock-based compensation and consulting fees.

For the years ended September 30, 2018 and 2017, depreciation and amortization expense amounted to $274,655 and $264,997, respectively, and related to the amortization of intangible assets and depreciation expense for recently acquired demonstration drones. Depreciation expense for the year ended September 30, 2018 amounted to $9,656 and represents the entire increase over 2017.

For the years ended September 30, 2018 and 2017, interest and financing costs amounted to of $3,534,083 and $2,241,857, respectively. The increase in interest and financing costs is due primarily to the financing working capital needs and amortization of related discounts and accretion of premium. During the year ended September 30, 2018 the Company incurred $151,978 net losses on debt extinguishment, derivative losses of $23,630 and other losses of $3,754 that had no comparable costs in the year ended September 30, 2017.

As a result, we reported a net loss of $5,774,867, or $0.03 per common share, and $7,826,933, or $0.18 per common share, for the years ended September 30, 2018 and 2017, respectively.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

For the year ended September 30, 2018, we have incurred a net loss of $5,774,867 and used cash in operations of $794,369. The working capital deficit, stockholders’ deficit and accumulated deficit was $12,170,117, $9,157,344, and $19,631,292, respectively, at September 30, 2018. Furthermore, on April 13, 2017, we received a default notice on our payment obligations under the senior secured credit facility agreement, defaulted on our Note Payable – Seller in September 2017, and as of September 30, 2018 have received demands for payment of past due amounts for services by several consultants and service providers. These matters raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Our ability to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. We have been implementing cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay our secured obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should we be unable to continue as a going concern.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. In general, management’s estimates are based on historical experience, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

Derivative Liabilities

The Company has certain financial instruments that are derivatives or contain embedded derivatives. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 810-10-05-4 and 815-40.  This accounting treatment requires that the carrying amount of any derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date.  In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on extinguishment.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is contained on pages F-1 through F-30 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Bantek, Inc. (f/k/a Drone USA, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bantek, Inc. (f/k/a Drone USA, Inc.) and subsidiaries (the “Company”) as of September 30, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended September 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of $5,774,867 and $794,369, respectively, for the year ended September 30, 2018 and has a working capital deficit, stockholders’ deficit and accumulated deficit of $12,170,117, $9,157,344 and $19,631,292 respectively, at September 30, 2018. The Company is also in default on certain promissory notes. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
We have served as the Company’s auditor since 2017.
Boca Raton, Florida
December 31, 2018

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2018	2017
ASSETS
Current Assets
Cash	$108,446	$152,492
Accounts receivable	1,615,582	1,169,091
Inventory	533,106	681,057
Prepaid expenses and other current assets	194,587	56,606

Total Current Assets	2,451,721	2,059,246

Property and equipment, net	15,597	-

Other Assets
Goodwill	2,410,335	2,410,335
Tradename	760,000	760,000
Customer list, net	515,285	780,281

Total other assets	3,685,620	3,950,616

Total Assets	$6,152,938	$6,009,862

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$4,113,812	$3,815,546
Accrued expenses and interest	2,046,149	1,015,880
Convertible notes payable - net of discounts and premiums	6,943,741	3,779,572
Note payable - seller	900,000	900,000
Convertible note payable - related party affiliate	-	688,444
Convertible note payable - related party officer	27,670	122,000
Line of credit - bank	45,915	48,506
Note Payable	125,000	-
Settlements payable	161,255	-
Contingent liability - advisory fees	-	850,000
Accrued liability - advisory fees	-	1,200,000
Derivative Liabilities	258,296	-

Total Current Liabilities	14,621,838	12,419,948

Long-term Liabilities:
Convertible note payable - related party affiliate	688,444	-

Total Long-term Liabilities	688,444	-

Total Liabilities	15,310,282	12,419,948

Commitments and Contingencies (Note 16)

Stockholders’ Deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized,
Series A preferred stock - no par value, 250 shares designated, issued and outstanding	-	-
Common stock - $0.0001 par value, 1,500,000,000 shares authorized, 767,160,077 and 43,104,692 shares issued and outstanding at September 30, 2018 and 2017, respectively	76,716	4,311
Additional paid-in capital	10,397,232	7,442,028
Accumulated deficit	(19,631,292)	(13,856,425)

Total Stockholders’ Deficit	(9,157,344)	(6,410,086)

Total Liabilities and Stockholders’ Deficit	$6,152,938	$6,009,862

See accompanying notes to consolidated financial statements

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2018	2017

Sales	$18,389,568	$24,589,761

Cost of Goods Sold	16,772,661	22,963,231

Gross Profit	1,616,907	1,626,530

Operating Expenses:
Selling, General, and Administrative Expenses	3,403,674	6,946,559
Amortization and depreciation	274,655	264,997

Total Operating Expenses	3,678,329	7,211,556

Loss Before Other Expense	(2,061,422)	(5,585,026)

Other Expense:
Interest and financing costs	3,534,083	2,241,857
Loss on debt extinguishment and settlements, net	151,978	-
Derivative losses	23,630	-
Other losses	3,754	-

Total Other Expense	3,713,445	2,241,857

Net Loss before Provision for Income Tax	(5,774,867)	(7,826,883)

Provision for Income Tax	-	50

Net Loss	$(5,774,867)	$(7,826,933)

Basic and Diluted Loss Per Share	$(0.03)	$(0.18)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	172,210,532	42,590,735

See accompanying notes to consolidated financial statements

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended September 30, 2018 and 2017

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - September 30, 2016	250	$-	41,719,492	$4,172	$5,285,847	$(6,029,492)	$(739,473)

Share-based compensation	-	-	-	-	1,836,514	-	1,836,514

Shares issued for settlement payable conversion	-	-	460,200	46	75,336	-	75,382

Shares issued for services	-	-	925,000	93	244,331	-	244,424

Net loss	-	-	-	-	-	(7,826,933)	(7,826,933)

Balance - September 30, 2017	250	-	43,104,692	4,311	7,442,028	(13,856,425)	(6,410,086)

Share-based compensation	-	-	-	-	137,969	-	137,969

Warrants and penalty warrants issued with debt	-	-	-	-	44,036	-	44,036

Reclassification of Warrants to derivative liability	-	-	-	-	(261,484)	-	(261,484)

Shares issued for Conversion of notes including premiums reclassified	-	-	605,808,574	60,581	2,075,234	-	2,135,815

Shares issued for 3(a)(10) debt settlement	-	-	101,624,000	10,162	502,925	-	513,089

Shares issued for employee compensation	-	-	2,000,000	200	14,740	-	14,940

Shares issued as debt issuance costs	-	-	757,176	76	68,069	-	68,145

Shares issued to non- employees for services	-	-	11,173,328	1,117	356,752	-	357,869

Shares to be issued to non-employees for services	-	-	2,692,307	269	16,962	-	17,231

Net loss	-	-	-	-	-	(5,774,867)	(5,774,867)

Balance - September 30, 2018	$250	$-	767,160,077	$76,716	$10,397,232	$(19,631,292)	$(9,157,344)

See accompanying notes to consolidated financial statements.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(5,774,867)	(7,826,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based expenses	413,321	2,037,158
Amortization and depreciation	274,655	264,997
Amortization of debt discounts	773,741	737,640
Accretion of premium on convertible note	1,588,175	617,647
Net gain on settlement of accounts payable and accrued expenses	(87,466)	-
Net debt extinguishment loss on conversion of notes	239,444	-
Fee notes issued	72,000	-
Derivative expense	23,630	-
Deferred rent	-	(16,667)
Change in earnout payable	-	(129,000)
Changes in operating assets and liabilities:
Accounts receivable	(446,491)	(303,316)
Inventory	147,951	710,382
Prepaid expenses and other current assets	87,358	79,221
Accounts payable and accrued expenses and interest	2,413,381	2,228,943
Customers deposits	-	(78,841)
Settlements payable	(519,201)	-
Accrued liability - advisory fees	-	1,200,000

Cash Used in Operating Activities	(794,369)	(478,769)

Cash Flows from Investing Activities:
Demonstration drones (PPE)	(25,256)	-

Cash Used in Investing Activities	(25,256)	-

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	640,000	-
Proceeds from note payable	232,500	-
Repayment of line of credit	(2,591)	(1,077)
Proceeds from lines of credit - related parties	670	6,318
Repayment of line of credit - related parties	(95,000)	(10,000)
Proceeds from loan payable - related party	-	5,000

Cash Provided by Financing Activities	775,579	241

Net (Decrease) Increase in Cash	(44,046)	(478,528)

Cash - beginning of year	152,492	631,020

Cash - end of year	$108,446	$152,492

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$345,152	$639,506
Taxes	$-	$-
Noncash financing and investing activities:
Issuance of note payable for debt issuance costs	$65,000	$-
Issuance of settlement payable to satisfy accounts payable and accrued expenses	$680,456	$-
Third Party insurance funding	$70,000	$75,382
Conversion of fees and accrued interest to convertible note payable	$2,288,642	$-
Default penalties recorded as debt discount	$54,275	$-
Original issue discounts notes	$196,004	$-
Issuance of warrants for financing fees	$12,508	$-
Issuance of warrants for default pentalties	$31,529	$-
Reclassification of warrants to derivative liabilities	$261,484	$-
Initial derivative liabilities for notes issued	$85,000	$-
Issuance of common stock for 3(a)(10) settlements including related costs	$513,089	$-
Issuance of common stock for convertible notes, accrued interest	$1,787,479	$-
Issuance of common stock for past due vendor fees	$15,000	$-
Issuance of common stock for future services	$307,400	$185,160

See accompanying notes to consolidated financial statements

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE 1 - NATURE OF OPERATIONS

Bantek, Inc. (f/k/a DRONE USA, INC.) (“Bantek”) is an Unmanned Aerial Vehicles (“UAV”) and related services and technology company that intends to engage in the distribution and integration of advanced low altitude UAV systems, services and products. Bantek also provides product procurement, distribution, and logistics services through its wholly-owned subsidiary, Howco Distributing Co., (“Howco”) (collectively, the “Company”) to the United States Department of Defense and Defense Logistics Agency. The Company has operations based in Pine Brook, New Jersey and Vancouver, Washington. The Company continues to seek strategic acquisitions and partnerships with UAV firms that offer superior technologies in high-growth markets, as well as acquisitions and partnerships with firms that have complementary technologies and infrastructure.

On April 24, 2018 the Company amended its articles of incorporation filed with the Delaware Secretary of State changing the Company name from Drone USA, Inc. to Bantek, Inc. Acceptance of the name change by FINRA is pending.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bantek and its wholly-owned subsidiaries, Drone USA, LLC (inactive), and Howco. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the year ended September 30, 2018, the Company has incurred a net loss of $5,774,867 and used cash in operations of $794,369. The working capital deficit, stockholders’ deficit and accumulated deficit was $12,170,117, $9,157,344 and $19,631,292, respectively, at September 30, 2018. Furthermore, on April 13, 2017 the Company received a default notice on its payment obligations under the senior secured credit facility agreement (see Note 10), defaulted on its Note Payable – Seller in September 2017, and as of September 30, 2018 has received demands for payment of past due amounts from several consultants and service providers. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has been implementing cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its secured obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

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

	At September 30, 2018			At September 30, 2017
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative Liability	—	—	$258,296	—	—	$—

A rollforward of the level 3 valuation financial instruments is as follows:

Earn-Out Liability
Balance at September 30, 2016	$129,000
Decrease in fair value of earn-out payable	(129,000)
Balance at September 30, 2017	$-

Derivative Liabilities
Balance at September 30, 2017	-
Initial Fair Value of derivative recorded as discount	$85,000
Initial Fair Value of derivative recorded as expense	74,463
Reduction of derivative recorded as gain on extinguishment upon conversion	(111,818)
Reclassifications of Fair Value of Warrants from equity	261,484
Fair value adjustments for the year	(50,833)
Balance at September 30, 2018	$258,296

The warrants were issued to a convertible note holder in November and December 2017 and initially determined to be equity instruments and recorded as note discount and as additional paid in capital. On June 4, 2018 the anti-dilutive provision of the warrants took effect and based on the new conversion formula management determined the warrant became a derivative liability and reclassified the Fair Value on June 4, 2018 from additional paid-in capital to derivative liability with fair market value changes recognized in operations for each reporting date.

Cash and Cash Equivalents

Cash equivalents consist of liquid investments with maturities of three months or less at the time of purchase. There are no cash equivalents at the balance sheet dates.

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

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

Inventory

Inventory consists of finished goods, which are purchased directly from manufacturers. The Company utilizes a just in time type of inventory system where products are ordered from the vendor only when the Company has received sales order from its customers. Inventory is stated at the lower of cost and net realizable value on a first-in, first-out basis.

Property & Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Certain items classified as inventory during the second fiscal quarter of 2018 have been reclassified to Property and Equipment. These assets are fully operational drones used as demonstration units and were put into such use since acquisition. The units were all acquired during the year ended September 30, 2018 and each unit exceeds management’s threshold for capitalization of $2,000 for a single unit. The Company depreciates these demonstration units over a period of 3 years using an accelerated method. Depreciation expense was $9,659 in 2018.

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

Deferred Financing Costs

All unamortized deferred financing costs related to the Company’s borrowings are presented in the consolidated balance sheets as a direct deduction from the related debt. Amortization of these costs is reported as interest and financing costs included in the consolidated statement of operations.

Revenue Recognition

Sales are recognized upon shipment of product to the customer. Provisions for returns and allowances are recorded in the period the sales occur. Payments received from customers prior to shipment of the product to them, are recorded as customer deposit liabilities.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation “, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company utilizes the Black-Sholes option pricing model and uses the simplified method to determine expected term because of lack of sufficient exercise history. Additionally, effective October 1, 2016, the Company adopted the Accounting Standards Update No. 2016-09 (“ASU 2016-09 ”), Improvements to Employee Share-Based Payment Accounting . Among other changes, ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. The Company has elected to recognize forfeitures as they occur and the cumulative impact of this change did not have any effect on the Company’s consolidated financial statements and related disclosures.

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

Shipping and Handling Costs

The Company has included freight-out as a component of cost of sales, which amounted to $101,139 and $173,662 for the years ended September 30, 2018 and 2017, respectively.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

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

Derivative Liabilities

The Company has certain financial instruments that are derivatives or contain embedded derivatives. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 810-10-05-4 and 815-40.  This accounting treatment requires that the carrying amount of any derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date.  In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on extinguishment.

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

The Company currently has no federal or state tax examinations in progress. As of September 30, 2018, the Company’s tax returns for the tax years 2017, 2016 and 2015 remain subject to audit, primarily by the Internal Revenue Service.

The Company did not have material unrecognized tax benefits as of September 30, 2018 and 2017 and does not expect this to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of provision for income taxes.

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of September 30, 2018, 18,505,000 options were outstanding of which 7,544,000 were exercisable, 69,578,947 warrants were outstanding of which 69,578,947 were exercisable, and related party convertible debt and accrued interest totaling $853,432 was convertible into 159,495,739 shares of common stock. Additionally, as of September 30, 2018, the outstanding principal balance, including accrued interest of the third party convertible debt, totaled $6,085,830 and was convertible into 1,661,402,806 shares of common stock. The total dilutive potential shares of 1,898,021,492 exceed the number of common shares authorized and unissued. As of September 30, 2018 and 2017, potentially dilutive securities consisted of the following:

	September 30, 2018	September 30, 2017
Stock options	7,544,000	44,351,200
Warrants	69,578,947	500,000
Related party convertible debt and accrued interest	159,495,739	4,781,526
Third party convertible debt (including senior debt)	1,661,402,806	21,972,557
Contingent liability – advisory fees	-	3,710,796
Total	1,898,021,492	75,316,079

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. As of September 30, 2018, the Company did not report any segment information since the Company only generates sales from its subsidiary, HowCo.

Recent Accounting Pronouncements

In May 2014, the FASB issued a new accounting standard that attempts to establish a uniform basis for recording revenue to virtually all industries financial statements, under U.S. GAAP as amended in March 2016 and April 2016. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. In order to accomplish this objective, companies must evaluate the following five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. There are three basic transition methods that are available - full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. guidance at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. Prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. guidance. For public business entities, this standard is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company adopted this standard on October 1, 2018 Early adoption is prohibited. The adoption of this new accounting standard did not have a material impact on its consolidated financial position and results of operations.

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

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable at September 30, 2018 and 2017 is as follow:

	September 30, 2018	September 30, 2017
Accounts receivable	$1,615,582	$1,169,091
Reserve for doubtful accounts	-	-
	$1,615,582	$1,169,091

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE 4 - INVENTORY

At September 30, 2018 and 2017, inventory consists of finished goods and was valued at $533,106 and $681,057, respectively.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

At September 30, 2018 and 2017, the carrying amount of goodwill amounted to $2,410,335 and $2,410,335, respectively. On September 30, 2017, the Company adopted ASU 2017-04 which revises the method of conducting an impairment test for goodwill.

At September 30, 2018 and 2017, the carrying amount of tradename amounted to $760,000 and $760,000, respectively.

At September 30, 2018 and 2017, intangible assets other than goodwill and tradename consisted of:

	September 30, 2018	September 30, 2017
Customer list	$1,060,000	$1,060,000
Less: accumulated amortization	(544,715)	(279,719)

	$515,285	$780,281

The customer list is being amortized over 48 months from the acquisition date. Amortization expense for the years ended September 30, 2018 and 2017 was $264,996 and $264,997, respectively.

Future amortization expense of the customer list is as follows:

For the Years Ending September 30,
2019	$265,000
2020	250,285
Total	$515,285

The Company conducted its goodwill and its intangible assets impairment test as of September 30, 2018 and determined that no impairment was required as the asset values were supported by the historical, current and projected net income and positive cash flows of the component holding the goodwill and intangible assets, the Company’s subsidiary, Howco.

NOTE 6 - LINE OF CREDIT - BANK

The Company has a revolving line of credit with a financial institution, which balance is due on demand and principal payments are due monthly at 1/60th of the outstanding principal balance. This revolving line of credit is in the amount of $50,000, and is personally guaranteed by the Company’s Chief Executive Officer (“CEO”). The line bears interest at a fluctuating rate equal to the prime rate plus 4.25%, which at September 30, 2018 and September 30, 2017 was 9.25% and 8.50%, respectively. As of September 30, 2018, the balance of the line of credit was $45,915 with $4,085 available.

NOTE 7 - SETTLEMENTS PAYABLE

On July 20, 2018, the Company entered into a settlement agreement with a collection agent for American Express relating to $127,056 of past due charges. The agreement provides for initial payment of $12,706, the monthly payments of $6,500 and final payment on January 27, 2020 of $3,850. The amount due at September 30, 2018 was $101,350.

Howco entered into an agreement with a vendor in February 2018 to make monthly payments of $70,000 including interest charges to liquidate $620,803 of past due invoices. The amount outstanding at September 30, 2018 is $59,905.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE 8 - NOTE PAYABLE – SELLER

In connection with the acquisition of Howco in September 2016, the Company issued a note payable in the amount of $900,000 to the sellers of Howco. The note matured on September 9, 2017 and bears interest at 5.50% per annum. The note requires payment of unpaid principal and interest upon maturity. The note is secured by all assets of Howco Distribution Co. and subordinated to the Senior Secured Credit Facility discussed below. The note is currently in default and the default interest rate is 8% per annum. At September 30, 2018 and September 30, 2017, accrued interest on this note amounted to $125,682 and $53,682, respectively.

NOTE 9 - CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

The Company has an $840,000 convertible note payable (“Note 1”) to a related party entity controlled by the Company’s CEO. Note 1 bears interest at an annual rate of 7% with an original maturity date of June 11, 2017 which has been extended to June 11, 2022, at which time all unpaid principal and interest is due. The holder of Note 1 has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. As of September 30, 2018 and 2017, Note 1 has not been converted and the balance of the note was $688,444 and $688,444, and accrued interest was $125,968 and $77,776, respectively. This note is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula.

The Company has a convertible note payable (“Note 2”) with the Company’s CEO. Note 2 bears interest at an annual rate of 7% with a maturity date of December 31, 2017, at which time all unpaid principal and interest was due. On December 15, 2017 the due date was extended to July 2, 2018 and then in July, 2018, the due date was extended to June 30, 2019. The holder of Note 2 has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. During the year ended September 30, 2018, the Company borrowed $670 and repaid $95,000 on this note. As of September 30, 2018 and 2017, Note 2 has not been converted, however a portion of the balance was paid down with cash, the balance was $27,670 and $122,000, and accrued interest was $11,350 and $10,707, respectively. This note is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula.

NOTE 10 - CONVERTIBLE NOTES PAYABLE AND ADVISORY FEE LIABILITIES

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

In the event the lender makes additional loans under the Agreement, the Company agreed to pay additional advisory fees under similar terms as the $850,000 fee. As of September 30, 2018, the Company had issued 539,204 shares of common stock in satisfaction of the $850,000 advisory fee in accordance with the terms of the agreement, such shares being issued in September 2016. The proceeds from the sale of the 539,204 shares were supposed to be applied towards the $850,000 advisory fee due. Based upon the value of the shares, at the time the lender sells the shares, the Company may be required to redeem unsold shares for the difference between the $850,000 and the lender’s sales proceeds. Accordingly, the $850,000 was reflected as a current liability through December 31, 2017. In January 2018, in connection with a settlement agreement (see below), the accrued advisory fee was reclassified to the principal balance of the replacement Convertible Note. Through the date of the settlement agreement and through September 30, 2018, the lender had not reported any proceeds from the sale of these shares (see below). Prior to the settlement agreement in January 2018, notwithstanding anything contained in the Agreement to the contrary, in the event the Lender has not realized net proceeds from the sale of Advisory Fee Shares equal to at least the Advisory Fee by the earlier to occur of: (A) the twelve (12) month anniversary of the Effective Date; (B) the occurrence of an Event of Default; or (C) the Maturity Date, then at any time thereafter, the Lender shall have the right, upon written notice to the Borrower, to require that the Borrower redeem all Advisory Fee Shares then in Lender’s possession for cash equal to the Advisory Fee, less any cash proceeds received by the Lender from any previous sales of Advisory Fee Shares, if any. In the event such redemption notice is given by the Lender, the Borrower shall redeem the then remaining Advisory Fee Shares in Lender’s possession for an amount of Dollars equal to the Advisory Fee, less any cash proceeds received by the Lender from any previous sales of Advisory Fee Shares, if any, payable by wire transfer to an account designated by Lender within five (5) Business Days from the date the Lender delivers such redemption notice to the Borrower.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

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

Once a default occurs the Convertible Note will be accounted for as stock settled debt at its fixed monetary value and any shares issued upon conversion are also subject to a make whole provision similar to that described above for the $850,000 advisory fee payable. On March 13, 2017 the Company defaulted on the monthly principal and interest payment of $298,341. Due to this default, as of June 30, 2017, the Company has accounted for the embedded conversion option as stock settled debt and recorded a debt premium of $617,647 with a charge to interest expense, and the interest rate increased to 25% (default rate). The Company has paid interest-only totaling $279,940 since September 30, 2017.

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

On January 3, 2018, the Company entered into a settlement agreement (the “Settlement Agreement”) and replacement note agreements with the investment fund related to a senior secured credit facility note dated September 13, 2016. On the effective date of the Settlement Agreement, all amounts owed to the investment fund aggregated $5,788,642 and consisted of a convertible promissory note of $3,500,000, accrued interest payable of $238,642, and accrued advisory fees payable of $2,050,000. Additionally, on the effective date, the amount due of $5,788,642 was split and apportioned into 2 separate and distinct replacement notes (“Replacement Note A” and “Replacement Note B”). Replacement Note A shall have a principal amount of $1,000,000 and Replacement Note B shall have a principal balance of $4,788,642, both of which shall be and remained secured by the original security agreements, the pledge agreements, the guarantee agreement and other applicable loan documents and both shall bear interest at 18% per annum. The default was not waived by this settlement agreement. The Company originally recorded a premium on stock settled debt of $617,647 on the $3,500,000, and subsequent to the settlement agreement recorded an additional premium on stock settled debt of $403,878 on the additional $2,288,642. The interest rate was amended to 12% effective June 12, 2018.

The Credit Agreement is hereby amended such that the Maturity Date is extended to January 13, 2019 (the “Extended Maturity Date”) for replacement Note B, while the Note A maturity date remained at March 13, 2018 but was due as of March 2017 due to the principal and interest payment default discussed above. Notwithstanding anything contained in this Agreement to the contrary, all Obligations owing by the Company and all other Credit Parties under the Credit Agreement, First Replacement Note B, and all other Loan Documents shall be paid in full by the Extended Maturity Date as follows: $52,500 per month from January 13, 2018 to December 13, 2018 and the remaining principal and accrued interest on January 13, 2019. Interest payments made since the amendment have totaled $168,440 and are therefore not in accord with that amendment. However TCA has received payments under the 3(a)(10) settlement (below) totaling $308,100 during the year ended September 30, 2018.

On November 15, 2017, the Company executed a Liability Purchase Term Sheet with Livingston Asset Management (“Livingston”) under which Livingston agreed to purchase up to $10,000,000 that the Company owes to its creditors through direct purchase of the debts from the Company’s creditors in return for a convertible note issued by the Company in the principal amount of $50,000 bearing interest of 10% per year to cover certain legal fees and other expenses of Livingston. The note matures in six months and is convertible into shares of our common stock at a 30% reduction off the lowest closing bid price for 20 trading days prior to the date of conversion. Livingston has the right to retain 30% of any negotiated reduction off the face amount of the liability the Company owes to such creditors. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $21,428 with a charge to interest expense. The note and accrued interest were fully converted as of September 30, 2018 for 18,162,608 common shares. Debt premium of $21,428 was charged to additional paid in capital.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

On January 30, 2018 pursuant to the Liability Purchase Term Sheet, the TCA Replacement Note A in the principal amount of $1,000,000 was purchased by Livingston Asset Management LLC (“Livingston”) from the original lender. Principal of Replacement Note A is due to Livingston with all then accrued but unpaid interest due to the original lender. In accordance with the terms of the Settlement Agreement, the Court was advised of Company’s intention to rely upon the exception to registration set forth in Section 3(a)(l0) of the Securities Act to support the issuance of its common shares and the Court held a fairness hearing regarding the issuance (the “Hearing”) on March 12, 2018. Following entry of an Order by the Court which occurred on March 12, 2018, in settlement of the claims, the Company shall issue and deliver to Livingston shares of its common stock (the “Settlement Shares”) in one or more tranches as necessary, and subject to adjustment and ownership limitations as set forth in the Settlement Agreement, sufficient to generate proceeds such that the aggregate Remittance Amount equals the Claim Amount. The Company will issue free trading shares of its common stock under section 3(a)(10) of the Securities Act to Livingston in the amount of such judgment in a series of tranches so that Livingston will not own more than 9.99% of our outstanding shares per tranche. The parties reasonably estimate that the fair market value of the Settlement Shares to be received by Livingston is equal to approximately $1,666,667 which is based on a discount of 40%.

As of September 30, 2018, there have been seven issuances under section 3(a)(10) of the Securities Act totaling 101,624,000 shares, which have been recorded at par value with an equal charge to additional paid-in capital. The value originally recorded as a liability remains in the convertible note balance, until these shares have been sold and reported to the Company by the lender as part of the Make-Whole provision at which time the proceeds value of such shares are reclassified to additional paid-in capital. During the year ended September 30, 2018, proceeds of $308,100 were remitted to TCA by Livingston and applied to reduce the liability with corresponding credits to additional paid in capital. $204,989 of debt premium was credited to additional paid in capital in conjunction with the payments to TCA. At September 30, 2018 the balance of $691,100 along with related debt premium is included in convertible notes payable on the balance sheet.

On March 7, 2018 the Company entered into a placement agent and advisory agreement with Scottsdale Capital Advisors in connection with the Livingston liability purchase term sheet executed on November 15, 2017. The placement agent services fee amounted to $15,000 payable to Scottsdale Capital Advisors in the form of a convertible note. The note matures six months from the date of issuance and shall accrue interest at the rate of 10% per annum. The $15,000 note is convertible into shares of the Company’s common stock at a discount of 30% of the low closing bid price for the twenty trading days prior to the conversion and is not subject to any registration rights. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $6,429 with a charge to interest expense. The note has not been converted and the principal balance is $15,000 with $1,281 of accrued interest at September 30, 2018.

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

On October 5, 2017, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) under which the Company received $78,500, net of $21,500 in fees and expenses to be recorded as a debt discount and amortized to interest expense over the Note term, in return for issuing a convertible promissory note (the “Note”) in the principal amount of $100,000. Power Up received a right of first refusal for the first nine months from the date of the Note to provide any debt or equity financing less than $150,000. The Note bears interest at 10% per annum and has a maturity date of July 15, 2018. The Note may be prepaid at a premium ranging from 112% to 137% depending on the length of time following the date of the Note. The Note is convertible after 180 days into shares of the Company’s common stock at a discount of 35% of the average of the two lowest closing bid prices of Drone USA’s common stock 15 days prior to the date of conversion and the maximum number of shares issued to Power Up may not exceed 4.99% of the issued and outstanding shares of the Company’s common stock. The Note is subject to customary default provisions, including a cross default provision. The Company’s CEO entered into a confession of judgment in the principal amount of the Note. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $53,846 with a charge to interest expense. The note and all accrued interest were fully converted into common shares as of June 19, 2018. The note holder’s legal counsel has returned the note marked as paid. The debt premium was recognized as $53,846 as additional paid in capital.

On November 9, 2017, the Company received a first tranche payment of $75,500 under the terms of a Securities Purchase Agreement dated October 25, 2017, with Crown Bridge Partners, LLC (“Crown Bridge”) under which the Company issued to Crown Bridge a convertible note in the principal amount of $105,000 and a five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.35 as a commitment fee which is equal to the product of one-third of the face value of each tranche divided by $0.35. Under the terms of the note Crown Bridge was to receive “right of first refusal” for any subsequent loans or notes to fund the Company. The Company violated this covenant when funding was received from other sources without offering Crown Bridge the opportunity to participate. On December 20, 2017 the Company cured this covenant violation by issuing 200,000 additional warrants have the same exercise price and terms of the original warrants. The warrants have full ratchet price protection and cashless exercise rights (See Note 12).

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

The convertible note (the “Note”) issued to Crown Bridge in the principal amount of $105,000, has an original issue discount of $10,500 and issue costs of $19,000 both of which are recorded as debt discount along with the warrant relative fair value of $12,507 for the original 100,000 warrants and $31,529 for the penalty warrants to be amortized over the twelve month term of this tranche, bears interest of 10% (12% default rate) per annum, and has a maturity date of 12 months from the date of each tranche of payments under the Note with future tranches being at the discretion of Crown Bridge. The conversion rate for any conversion of unpaid principal and interest under the Notes is at a 35% discount to the lowest market price of the shares of the Company’s common stock within a 20 day trading period prior to the date of conversion to which an additional 10% discount will be added if the conversion price of the Company’s common stock is less than $0.05 per share and no shares of the Company’s common stock can be issued to the extent Crown Bridge would own more than 4.99% of the outstanding shares of the Company’s common stock and the conversion shares contain piggy-back registration rights. The Note is subject to customary default provisions including an event of default if the bid price of the Company’s common stock is less than its par value of $.0001 per share. The Company is entitled to prepay the Note between 30 days after its issuance until 180 days from its issuance at amounts that increase from 112% of the prepayment amount to 137% of the prepayment amount depending on the length of time when prepayments are made. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $56,538 with a charge to interest expense. As of September 30, 2018 the note holder fully converted principal and accrued interest into common shares. The debt premium on stock settled debt was fully recognized as additional paid in capital.

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

The note holder (Labrys) converted principal of $73,233 and accrued interest of $7,841 during the year ended September 30, 2018. The Company recognized $15,000 of default charges (technical defaults under note terms) as an addition to the principal amount with a corresponding charge to debt discount. Additionally, the Company increased debt premium by $8,077 with a charge to interest expense in conjunction with the principal increase. The principal and accrued interest balance of $49,267 was assigned (under the original terms and conditions) to GHS Investments LLC (“GHS”) on July 13, 2018 and all principal and interest was converted into common stock by GHS at September 30, 2018.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

On December 7, 2017, the Company received a payment of $79,000, net of an original issue discount of $5,800 and issue costs of $20,200 fees which was recorded as a debt discount which is being amortized into interest expense over the Note term, under the terms of a Securities Purchase Agreement dated November 21, 2017, with EMA Financial, LLC (“EMA Financial”) under which the Company issued to EMA Financial a convertible note (the “Note”) in the principal amount of $105,000 that bears interest of 10% (24% default rate) per annum. The Note has a maturity date of December 7, 2018 and has a conversion rate for any unpaid principal and interest at a conversion price which is the lower of (i) the closing sales price of the Company’s common stock on the trading day immediately preceding the date of funding and (ii) a 35% discount to (a) the lowest sales price of the shares of the Company’s common stock within a 20 day trading period including and immediately preceding the conversion date or (b) the lowest bid price on the conversion date, whichever is lower, and the conversion shares contain piggy-back registration rights. The conversion rate is further reduced under certain events, including if the closing sales price is less than $0.095 in which case the conversion rate is a 50% discount under the terms set forth above. No shares of the Company’s common stock can be issued to the extent EMA Financial would own more than 4.99% of the outstanding shares of the Company’s common stock. The Company also is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion or adjustment of the Note (based on the conversion price of the Note in effect from time to time) and initially must instruct its transfer agent to reserve 6,802,000 shares of common stock in the name of EMA Financial for issuance upon conversion. The Note is subject to customary default provisions and also includes a cross-default provision as well as default being triggered if the Company loses the “bid” price for its common stock ($0.0001 on the “ask” with zero market makers on the “bid” per Level 2 and/or a market such as OTC Pink). The Company is entitled to prepay the Note between the issue date until 180 days from its issuance at a premium of 135% of the unpaid principal and interest if paid within 90 days after the issue date and 150% thereafter. In connection with the issuance of this Note, the Company determined that the terms of the Note contain a conversion formula that caused variations in the conversion price resulting in the treatment of the conversion option as a bifurcated derivative to be accounted for at fair value. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives were determined using the Binomial valuation model. At the end of each period, the Company revalued the embedded conversion option and warrants derivative liabilities. In connection with this Note, on the initial measurement date of December 7, 2017, the fair values of the embedded conversion option derivative of $149,028 was recorded as derivative liabilities, $70,028 was charged to current period operations as initial derivative expense, and $79,000 was recorded as a debt discount and is being amortized into interest expense over the term of this Note. At each reporting date during the year ended September 30, 2018, the Company revalued the embedded conversion option derivative liability. At September 30, 2018 the Company has fully relieved the derivative liability as part of the gain (loss) in debt extinguishment in conjunction with the full conversion of the note into common stock.

A number of terms included in the Securities Purchase Agreement and Note issued subsequently (see paragraph below) were more favorable than the terms granted to EMA Financial under its Securities Purchase Agreement and the EMA Note. Accordingly, on December 31, 2017, EMA Financial notified the Company that pursuant to the EMA Securities Purchase Agreement that the EMA Note was automatically amended by increasing (i) the annual interest rate to 12% percent and (ii) the Original Issue Discount by $3,650.

EMA fully converted all principal, default charges ($3,650) and accrued interest into common shares during 2018 and surrendered the note. The Company recognized $239,444 of losses on debt extinguishment during July 2018 as a result of the fair market value of the shares issued exceeding the recorded amount of the derivative liability discussed above.

On December 13, 2017, the Company received a payment of $60,000, net of original issue discount fees of $7,500 and $15,000 of issue costs recorded as debt discounts and amortized to interest expense over the Note term under the terms of a Securities Purchase Agreement dated December 8, 2017, with Morningview Financial, LLC (“Morningview Financial”) under which the Company issued to Morningview Financial a convertible note (the “Note”) in the principal amount of $82,500 that bears interest of 12% (18% default rate) per annum. The Note has a maturity date of 12 months and a conversion rate for any unpaid principal and interest and a conversion price which is a 35% discount to the lowest sales price of the shares of the Company’s common stock within a 20-day trading period including and immediately preceding the conversion date. The conversion rate is further reduced under certain events, including if the closing sales price is less than $0.05 in which case the conversion rate is a 45% discount under the terms set forth above. No shares of the Company’s common stock can be issued to the extent Morningview Financial would own more than 4.99% of the outstanding shares of the Company’s common stock. The Company also is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion or adjustment of the Note (based on the conversion price of the Note in effect from time to time). The Note is subject to customary default provisions and also includes a cross-default provision as well as default being triggered if the Company’s Trading Price as that term is defined in the Note is less than $.0001 or if a money judgment, writ or similar process shall be entered or filed against the Company or any of its subsidiaries for more than $50,000, and shall remain unvacated, unbonded or unstayed for a period of 20 days unless otherwise consented to by the holder of the Note. Additionally, upon default and default notice by the lender, the amount immediately due shall be increased to 150% or 200% of the outstanding principal and interest due depending upon the default provisions, plus default interest. The Company is entitled to prepay the Note between the issue date until 180 days from its issuance at a premium of 135% of the unpaid principal and interest. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $44,423 with a charge to interest expense. Mornningview Financial assessed charges of $20,625 under technical default terms of the note during the month of June 2018. The Company increased principal and debt discount by $20,625 and recorded additional premium of $11,106 in connection with the stock settled debt feature discussed above. As of September 30, 2018 Morningview had converted all principal and accrued interest into common shares. Debt premium $55,529 was recorded as additional paid in capital on a prorata basis at each conversion date.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

On January 3, 2018, the Company entered into a Securities Purchase Agreement with Power Up under which the Company received $42,000, net of $11,000 in fees and expenses which were recorded as a debt discount and amortized to interest expense over the Note term, in return for issuing a convertible promissory note (the “Note”) in the principal amount of $53,000. Power Up received a right of first refusal for the first nine months from the date of the Note to provide any debt or equity financing less than $150,000. The Note bears interest at 10% per annum and has a maturity date of October 15, 2018. The Note may be prepaid at a premium ranging from 112% to 137% depending on the length of time following the date of the Note. The Note is convertible after 180 days into shares of the Company’s common stock at a discount of 35% of the average of the two lowest closing bid prices of the Company’s common stock 15 days prior to the date of conversion and the maximum number of shares issued to Power Up may not exceed 4.99% of the issued and outstanding shares of Drone USA common stock. The Note is subject to customary default provisions, including a cross default provision. The Company is required to have authorized for issuance six times the number of shares that would be issuable upon full conversion of the Note (assuming that the 4.99% limitation is not in effect) and based on the applicable conversion price of the Note in effect from time to time, initially to be 3,462,355 shares of common stock. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $28,538 with a charge to interest expense. The principal balance and accrued interest were fully converted as of September 30, 2018. Debt premium $28,538 was recorded as additional paid in capital on a prorata basis at each conversion date.

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

Labrys charged additional default penalties of $15,000 on July 25, 2018 and $50,000 on July 26, 2018. The Company recognized the additional principal and charged interest expense. Put premiums for stock settled debt were also recognized for $22,500 ($15,000 default penalty) and $26,293 ($50,000 default penalty) with charges to interest expense based on the common stock price discounts associated with the respective conversions of the default amounts. All principal, default amounts and interest due were fully converted into common stock at September 30, 2018. The put premiums for all principal (including default penalties) were credited to additional paid in capital on a prorata basis on the dates of conversions.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

On January 31, 2018 the Company received a payment of $95,000, net of $2,750 for legal fees and $7,250 for due diligence to be recorded as a debt discount and amortized to interest expense over the Note term under the terms of a Securities Purchase Agreement dated January 31, 2018, with Auctus Fund, LLC (“Auctus”) under which the Company issued to Auctus a convertible note (the “Note”) in the principal amount of $105,000 that bears interest of 10% per annum. The Note has a maturity date of nine months or October 26, 2018, and a conversion rate for any unpaid principal and interest at a 35% discount to the market price which is defined as the average of the two lowest trading prices (defined as the lower of the trading price or closing bid price) for the Company’s common stock during the fifteen trading day period ending on the latest complete trading day prior to the date of conversion. The conversion rate is further reduced if the Company enters into any section 3(a)(9) or 3(a)(10) transactions under the Securities Act of 1933, as amended, if the terms of those transactions offer greater discounts on conversion prices or a longer look back period for determining the conversion rate and under certain other enumerated events, including if the conversion shares cannot be delivered by DWAC. In addition, if the Company issues any shares of its common stock at less than the conversion price, Auctus is entitled to full ratchet anti-dilution in such event. No shares of the Company’s common stock can be issued to the extent Auctus would own more than 4.99% of the outstanding shares of the Company’s common stock unless Auctus agrees to increase the ownership to 9.99%. The Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the Note (based on the conversion price of the Note in effect from time to time). The Note is subject to customary default provisions and also includes a cross-default provision as well as default being triggered if the Company loses the “bid” price for its common stock ($0.0001 on the “ask” with zero market makers on the “bid” per Level 2 and/or a market such as OTC Pink). The Company is entitled to prepay the Note between the issue date until 180 days from its issuance but not thereafter. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $56,538 with a charge to interest expense. Auctus assessed a default penalty of $15,000 which along with $15,000 of additional debt premium was recorded on August 20, 2018. The principal (including the default assessment) and accrued interest were fully converted at September 30, 2018. Total debt premium of $71,538 was recorded as additional paid in capital on a prorata basis at each conversion date.

On March 5, 2018, the Company entered into a Securities Purchase Agreement with Power Up under which the Company received $42,000, net of $11,000 in fees and expenses to be recorded as debt discount and amortized to interest expense over the Note term, in return for issuing a convertible promissory note (the “Note”) in the principal amount of $53,000. Power Up received a right of first refusal for the first nine months from the date of the Note to provide any debt or equity financing less than $150,000. The Note bears interest at 10% per annum and has a maturity date of December 15, 2018. The Note may be prepaid at a premium ranging from 112% to 137% depending on the length of time following the date of the Note. The Note is convertible after 180 days into shares of the Company’s common stock at a discount of 35% of the average of the two lowest closing bid prices of the Company’s common stock 15 days prior to the date of conversion and the maximum number of shares issued to Power Up may not exceed 4.99% of the issued and outstanding shares of Drone USA common stock. The Note is subject to customary default provisions, including a cross default provision. The Company is required to have authorized for issuance six times the number of shares that would be issuable upon full conversion of the Note (assuming that the 4.99% limitation is not in effect) and based on the applicable conversion price of the Note in effect from time to time, initially to be 13,046,154 shares of common stock. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $28,538 with a charge to interest expense. The principal balance and accrued interest were fully converted as of September 30, 2018. Debt premium $28,538 was recorded as additional paid in capital on a prorata basis at each conversion date.

On June 1, 2018 the Company entered into a consulting and services arrangement with Livingston Asset Management. The arrangement provides for financial management services including accounting and related periodic reporting among other advisory services. Under the agreement the Company will issue to Livingston Asset Management Convertible Fee Notes having principal of $12,500, interest of 10% per annum, maturity of six or seven months. The notes are convertible into common shares at a discount of 50% to the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $12,500 with a charge to interest expense for each note. As of September 30, 2018 the following notes had been issued:

June 1, 2018, $12,500 principal, maturing December 31, 2018;

July 1, 2018, $12,500 principal, maturing January 31, 2019;

August 1, 2018, $12,500 principal maturing January 31, 2019;

September 1, 2018, $12,500 principal, maturing February 28, 2019.

The notes were charged to professional fees for each corresponding service month. The Company has accounted for each of the Convertible Fee Notes as stock settled debt under ASC 480 and recorded a debt premium of $12,500 each with a charge to interest expense.

On August 29, 2018 the Company entered into an agreement with a legal firm to provide securities related and other legal services. Under the agreement the Company will issue convertible notes with varying principal amounts for services. The first note was issued on August 29, 2018 for $6,000, interest of 12%, maturity date of February 28, 2018. The conversion feature allows for conversion into common shares at the lesser of: a) 70% of the share price on the date of the note; or b) 50% of the lowest bid price during the 30 trading days preceding the date of the notice of conversion. In connection with the issuance of this Note, the Company determined that the terms of the Note contain a conversion formula that caused variations in the conversion price resulting in the treatment of the conversion option as a bifurcated derivative to be accounted for at fair value. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives were determined using the Binomial valuation model. $10,435 was recognized as derivative liability with $6,000 charged to debt discount and $4,035 charged to derivative expense on issuance. The debt discount of $6,000 will be amortized to interest expense to the maturity date of the note. At September 30, 2018 the derivative fair value was determined to have decreased to $9,474 with a credit to derivative expense of $961. At September 30, 2018 $1,000 of debt discount was charged to interest expense.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

On September 4, 2018 and September 18, 2018 the Company issued additional convertible notes of $10,000 and $6,000 respectively for legal services to the same legal firm. The notes have 6 month maturities and 12% interest rates. The notes are convertible into common shares at a discount of 50% to the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premiums of $10,000 and $6,000 with a charge to interest expense for the notes.

The senior secured credit facility note balance and convertible debt balances consisted of the following at September 30, 2018 and September 30, 2017:

	September 30, 2018	September 30, 2017
Principal	$5,568,566	$3,500,000
Premiums	1,380,175	617,647
Unamortized discounts	(5,000))	(338,075)
	6,943,741	3,779,572
Non-current	-	-
Current	$6,943,741	$3,779,572

For the year ended September 30, 2018 and 2017, amortization of debt discount on the above convertible notes amounted to $756,291 and $737,640, respectively.

NOTE 11 - NOTE PAYABLE

On October 19, 2017, the Company entered into a loan agreement with a third party entity under which the Company received approximately $232,500, net of fees and expenses of $17,500 recorded as debt discounts and amortized to interest expense over the Note term, in return for issuing a promissory note (the “Note”) in the principal amount of $250,000. The Note bears interest at 12% (18% default rate) per annum and has a maturity date of April 20, 2018. The Note may be prepaid in full or in part with additional premium or penalty. The Note is secured by certain assets of the Company’s CEO, certain assets of Howco and all of the assets of Drone USA as a junior security interest to the first secured interest of the senior lender. Additionally, the loan is guaranteed by the Company’s CEO. For the year ended September 30, 2018, amortization of debt discount amounted to $17,500. On April 20, 2018, the note matured and all principal and unpaid interest was due immediately. The Company has obtained an amendment from lender changing the maturity to October 20, 2018. This loan went into default after October 20, 2018. The Company paid a fee of $10,000 related to the amendment which has been recorded as financing expense.

On September 4, 2018 Porta Pellex the holder of the note above sold and assigned 50% of the face amount to Trillium Partners LP and World Market Ventures LLC. Following the assignment Port Pellex held $125,000 which is the balance at September 30, 2018 and Trillium Partners LP and World Market Ventures each held $62,500 in principal. The assigned notes were restated with a 50% conversion discount from the lowest bid price of the common stock in the 20 days immediately preceding the conversion notice date. The modification was treated as debt extinguishment, for which no gain or loss was incurred. The modified note was treated as stock settled debt in accordance with ASC 480 and $62,500 was recorded as put premium with a charge to interest expense for each ($125,000 total put premium) of the assigned and restated notes.

Trillium Partners LP converted $1,095 in fees, all principal and $6,781 of interest into 35,187,910 common shares on September 19, 2018 at the conversion price of $0.002. The $62,500 of put premium was credited to additional paid in capital in conjunction with the conversion.

World Market Ventures LLC converted principal of $61,481 and $6,657 of interest into 34,500,000 common shares on September 19, 2018 at the conversion price of $0.001975. The $61,481 of put premium was credited to additional paid in capital in conjunction with the conversion. $1,020 of principal and $1,020 of put premium are included in the convertible notes at September 30, 2018.

NOTE 12 - STOCKHOLDERS’ DEFICIT

Preferred Stock

As of September 30, 2018, the Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, with designations, voting, and other rights and preferences to be determined by the Board of Directors of which 4,999,750 remain available for designation and issuance.

As of September 30, 2018 and 2017, the Company has designated 250 shares of $0.0001 par value Series A preferred stock, of which 250 shares are issued and outstanding. These preferred shares have voting rights per shareholder equal to the total number of issued and outstanding shares of common stock divided by 0.99.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

Common Stock

On April 17, 2018 the Company’s shareholders approved an increase in authorized common stock to 1,500,000,000 from 200,000,000, which became effective upon the filing of an amendment to the articles of incorporation with the State of Delaware on April 24, 2018. As of September 30, 2018 and 2017 there were 767,160,077 and 43,104,692 shares outstanding, respectively.

Stock Incentive Plan

The Company established its 2016 Stock Incentive Plan (the “Plan”) that permits the granting of incentive stock options and other common stock awards. The maximum number of shares available under the Plan is 100,000,000 shares. The Plan is open to all employees, officers, directors, and non-employees of the Company. Options granted under the Plan will terminate and may no longer be exercised (i) immediately upon termination of an employee or consultant for cause or (ii) one year after termination of employment, but not later than the remaining term of the option. As of September 30, 2018, 81,495,000 awards remain available for grant under the Plan.

Common Stock Issued for Settlement Payable Conversion

In October and November 2016, the Company issued an aggregate of 460,200 common shares upon conversion of the remaining settlement payable - vendor of $48,998 and the remaining premium of $26,384 was reclassified to equity.

Shares Issued for non-employee Services

In October 2016, the Company issued 115,000 shares of common stock to an entity as payment for acquisition-related services valued at $57,500.

In February 2017, the Company issued 400,000 vested shares of common stock to an entity as payment for consulting services rendered. As the shares fee is considered contractually earned upon the execution of the agreement, the shares were valued on the February 17, 2017 measurement date at $0.23 per share or a total of $92,000 based on the quoted trading price and amortized over the 6-month term of the agreement. In June 2017, upon renewal of the agreement, the Company issued an additional 400,000 vested shares of common stock to this entity as payment for consulting services rendered valued at $93,160, or $0.2329 per share, based on the quoted trading price. In connection with the issuance of these shares, during the year ended September 30, 2017, the Company recorded professional fees of $141,380 and a prepaid expense of $43,780 which were amortized into professional fees during the year ended September 30, 2018.

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

On September 1, 2017, the Company entered into a consulting agreement with an individual. In connection with this agreement, the Company agreed to issue 10,000 common shares per month until the agreement is terminated. As of September 30, 2017, 10,000 common shares were issuable and valued on the vesting date of September 1, 2017 at $1,764, or $0.1764 per shares based on the quoted trading price. During the year ended September 30, 2017, the Company recorded professional fees of $1,764. During the year ended September 30, 2018, an aggregate of 20,000 common shares were issuable pursuant to the agreement. Such shares were valued on the vesting dates of October 1, 2017 and November 1, 2017 at $3,950, or $0.20 and $0.195 per share, respectively, based on the quoted trading price. During the year ended September 30, 2018, the Company recorded professional fees of $3,950. This agreement was terminated in December 2017.

On April 1, 2018, the Company entered into a one year oral management consulting agreement with an individual. In connection with this agreement, the Company issued 4,000,000 common shares to the consultant. Such shares were valued on the vesting dates of April 1, 2018 at $296,000, or $0.074 per share based on the quoted trading price. In connection with these shares, the Company has record prepaid professional fees of $295,600 to be recognized monthly as expense over the one-year term.

On June 19, 2018 Tysadco Partners was issued 533,333 shares of restricted common stock for services under a one-year agreement. 400,000 shares were issued as the “retainer”, to be vested in four equal installments beginning on effective date of the agreement and 60, 120 and 180 days following the effective date. The remaining 133,333 shares were issued for the monthly compensation arrangement. The related charges will be measured on the vesting dates at fair value and recognized in Professional Fees (expense) pro rata over the service term.

On July 12, 2018 150,000 vested common shares were issued to a consultant. The shares were valued at the market price of $0.0083 per share on the day of the grant. The value of $1,245 was charged to professional fees on issuance.

On July 12, 2018 1,500,000 vested common shares were issued to a financial advisory consultant. The shares were valued at the market price of $.0083 per share on the day of the grant. The value of $12,450 was charged to professional fees on issuance.

On July 12, 2018 150,000 vested common shares were issued to a consultant. The shares were valued at the market price of $0.0083 per share on the day of the grant. The value of $1,245 was charged to professional fees on the date on issuance.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

On August 6, 2018 125,000 vested common shares were issued to a consultant. The shares were valued at the market price of $0.0105 per share on the day of the grant. The value of $1,318 was charged to professional fees on issuance.

On September 24, 2018 2,387,302 common shares were issued to Tysadco Partners for the Company’s investor relations firm as per the agreement for monthly payments in shares of $4,000 per month totaling $16,000, which was fully recognized as expense as of September 30, 2018. The issuance settled the amounts due for June 21, 2018 through October 20, 2018.

Shares Issued for Settlement

On August 27, 2018 the Company settled outstanding accounts payable with a vendor by issuing 2,307,693 common shares. On September 27, 2018, the Company agreed to issue 2,692,307 shares for a total of 5,000,000 shares to settle the payable balance of $15,000. These shares were valued at the market price of $0.0058 and $0.004 on the grant date and settlement date respectively, resulting in a loss on settlement of $9,154.

Shares Issued for debt issuance costs

On November 28, 2017, pursuant to a Securities Purchase Agreement and Convertible Note Agreement with Labrys (see Note 10), the Company considered issued to Labrys 335,938 shares of the Company’s common stock, as a commitment fee which was to be returned to the Company in the event that it pays all unpaid principal and interest under the Note within 180 days of November 20, 2017. Prior to the February 7, 2018 amendment discussed below, pursuant to ASC 260 the 335,938 shares were considered contingent shares and not considered outstanding and not accounted for due to the contingency. On February 7, 2018 the Company amended the terms of the convertible note dated November 28, 2017 whereby the holder waives all existing events of default to date and in return shall no longer be required to return, under any circumstances, the commitment shares back to the Company’s treasury. On February 16, 2018 the Company issued the 335,938 shares at the then market close price of $0.09 per share for a value of $30,234 which was expensed.

On February 16, 2018, pursuant to a Securities Purchase Agreement and Convertible Note Agreement with Labrys (see Note 10), the Company issued to Labrys 421,238 shares of the Company’s common stock, as a commitment fee which was to be returned to the Company in the event that it pays all unpaid principal and interest under the Note within 180 days of December 26, 2017. Prior to the February 7, 2018 amendment discussed below, pursuant to ASC 260 the 421,238 shares were considered contingent shares and not considered outstanding and not accounted for due to the contingency. On February 7, 2018 the Company amended the terms to the convertible note dated December 26, 2017 whereby the holder waives all existing events of default to date and in return shall no longer be required to return, under any circumstances, the commitment shares back to the Company’s treasury. On February 16, 2018 the Company issued the 421,238 shares at the then market close price of $0.09 per share for a value of $37,911 which was expensed.

Shares Issued Under 3(a)(10)

The Company issued common shares to Livingston Asset Management, pursuant to Replacement Note A and the related 3(a)(10) settlement (see Note 10).

Between March 14, 2018 and August 24, 2018, 101,624,000 common shares were issued and 30,000,000 of those issued common shares remain unsold by Livingston at September 30, 2018.

The shares of the Company’s common stock issued under section 3(a)(10) of the Securities Act, have been initially recorded at par value with an equal charge to additional paid-in capital and proceeds of $308,100 and pro rata note premium of $204,989 totaling $513,089 have been recorded as equity relating to these issued shares as of September 30, 2018.

 Shares Issued for Conversion of Convertible Notes

During the year ended September 30, 2018 the Company issued 605,808,574 common shares to convertible note holders upon contractual conversion of principal, default charges and accrued interest totaling $1,537,184. The credit to equity of $2,135,815 includes the fair value of shares issued upon conversion of convertible notes with embedded conversion option derivatives and the reclassification of debt premiums on convertible notes treated as stock settled debt.

Shares Issued to Employees

On July 15, 2018 the Company issued 2,000,000 common shares to Matthew Wiles, Vice President of Business Operations at the Company’s wholly-owned subsidiary, Howco. The shares were valued based on the market price of $0.00747 per share on the date of the grant at $14,940, and the shares vest on August 6, 2018. The shares were issued as compensation for his pending Board of Directors membership. The value of the shares will be expensed as director fees on August 6, 2018 since they have vested.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

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

There were no options granted under the 2016 Stock Incentive Plan for the year ended September 30, 2018

For the years ended September 30, 2018 and 2017, the Company recorded $137,969 and $1,836,514 of compensation and consulting expense related to stock options, respectively. Total unrecognized compensation and consulting expense related to unvested stock options at September 30, 2018 amounted to $618,378. The weighted average period over which share-based compensation expense related to these options will be recognized is approximately 2 years.

For the years ended September 30, 2018 and 2017, a summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2016	26,800,000	$0.20	9.80	$-	$19,564,000
Granted	26,051,200	0.21	-	0.15	-
Forfeited	(8,500,000)	0.20	-		-
Outstanding at September 30, 2017	44,351,200	$0.21	9.27	$-	$0
Forfeited	(25,846,200)	0.20
Outstanding at September 30, 2018	18,505,000	.22	8.46	-	0
Exercisable at September 30, 2018	7,544,000	$0.21	7.18	$-	$0

All options were issued at an options price equal to the market price of the shares on the date of the grant.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

Warrants

On September 9, 2016, 500,000 5-year warrants exercisable at $0.01 per share were issued as part of the consideration for the Howco acquisition. These warrants were valued at aggregate of $180,000.

On November 9, 2017, the Company received a first tranche payment of $75,500 under the terms of a Securities Purchase Agreement dated October 25, 2017, with Crown Bridge under which the Company issued to Crown Bridge a convertible note in the principal amount of $105,000 and a five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.35 as a commitment fee which is equal to the product of one-third of the face value of each tranche divided by $0.35. On December 20, 2017 an additional 200,000 warrants were issued as a penalty and in order to entice Crown Bridge to waive its right of first refusal to provide additional financing under the terms of their convertible note. A debt discount of $44,036 was recorded for the relative fair market value of the total 300,000 warrants and amortized to interest expense as of September 30, 2018. The warrants have full ratchet price protection and cashless exercise rights (See Note10). The warrant includes an anti-dilution clause that was triggered on June 4, 2018. On June 4, 2018 an unrelated convertible note holder became entitled to convert their note into common shares at a 60% discount to the stock’s market price. The anti-dilution provision trigger entitled Crown Bridge to exercise its warrants under a formula that increased the number of common shares to 31,250,000 at a price of $.0036 per share. Due to the fact that the number of shares and exercise price can change due to market changes in the price of the common stock the Company has concluded to treat the warrants as derivatives and to revalue that derivative at each reporting date. Therefore a derivative liability of $261,484 with a charge to additional paid in capital was recorded on June 4, 2018. As of September 30, 2018 the warrant was evaluated and revalued. At September 30, 2018 the warrant holder is entitled to exercise its warrants for 69,078,947 common shares and the related derivative liability is $248,822.

For the years ended September 30, 2018 and 2017, a summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2016	500,000	$0.01	-	0.36	$-
Outstanding at September 30, 2017	500,000	$0.01	2.94	$.36	$-
Granted	300,000
Anti Dilution	68,778,947	$0.00151	4.08	.0036	$185,822
Outstanding at September 30, 2018	69,578,947	$0.00158	4.1	$-	$185,822
Exercisable at September 30, 2018	69,578,947	$0.000158	4.1	$-	$185,822

NOTE 13 - DEFINED CONTRIBUTION PLAN

In August 2016, Drone established a qualified 401(k) plan with a discretionary employer matching provision. All employees who are at least twenty-one years of age and no minimum service requirement are eligible to participate in the plan. The plan allows participants to defer up to 90% of their annual compensation, up to statutory limits. Employer contributions charged to operations for the years ended September 30, 2018 and 2017 was $0 and $9,230, respectively.

The Company’s subsidiary, Howco, is the sponsor of a qualified 401(k) plan with a safe harbor provision. All employees are eligible to enter the plan within one year of the commencement of employment. Employer contributions charged to expense for the years ended September 30, 2018 and 2017 was $2,080 and $25,621, respectively.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE 14 - RELATED PARTY TRANSACTIONS

On October 1, 2016, the Company entered into employment agreements with two of its officers. The employment agreement with the company’s President and CEO provides for annual base compensation of $370,000 for a period of three years, which can, at the Company’s election, be paid in cash or Common Stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity a provision for the equivalent of 12 months’ base salary, and an additional one-time severance payment of $2,500,000 upon termination under certain circumstances, as defined in the agreement. The employment agreement with the Company’s Treasurer and CFO provides for annual base compensation of $250,000 for a period of three years, which can, at the Company’s election, be paid in cash or Company Common Stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity grants, a provision for the equivalent of 12 months’ base salary and an additional one-time severance payment of $1,500,000 upon termination under certain circumstances, as defined in the agreement. On July 10, 2017, the CFO of the Company who also a member of the Board resigned. Pursuant to the employment agreement, this employee is not eligible for the one-time severance payment of $1,500,000 and accordingly, the final balance of accrued wages due to this former CFO as of September 30, 2017 due of approximately $93,000 which is included in accrued expenses on the accompanying consolidated balance sheet at September 30, 2018 and 2017.

During 2016, Company entered into an employment agreement with the Company’s former Chief Strategy Officer which provided for annual base compensation of $400,000 for a period of three years and provided for other additional benefits as defined in the agreement including a signing bonus of $100,000 payable during the first year of employment. As of September 30, 2018 and 2017, the bonus has not been paid and is included in accrued expenses. On July 7, 2017, the former Chief Strategy Officer and member of the Board was terminated for cause and his 7,500,000 options were immediately forfeited (See Notes 12, 16 and 18).

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

From July 2017 to August 2018, the Company utilized as its corporate headquarters the office space and equipment of an entity in West Haven, Connecticut related to the Company’s CEO at no cost. Since September 30, 2018 the Company leases space in New Jersey as its corporate headquarters.

The Company has certain convertible notes payable to related parties (see Note 9).

NOTE 15 - INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statement and tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

On December 22, 2017, the United States signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current federal income tax rate to 21% from 34%. The rate reduction is effective for the Company on October 1, 2018, and is permanent.

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of September 30, 2018, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

As of September 30, 2018, the Company has net operating loss carryforwards of approximately $15,789,654 to reduce future taxable income through 2038. A valuation allowance for the entire deferred tax assets has been established as of September 30, 2018 and 2017.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

The provision for (benefit from) income taxes consists of the following:

	Year Ended September 30, 2018	Year Ended September 30, 2017
Current
Federal	$-	$-
State	-	50
	-	50
Deferred
Federal	-	-
State	-	-
	-	-
Total income tax provision (benefit)	$-	$50

A reconciliation of the provision for income taxes at the federal statutory rate of 35% to the Company’s provision for income tax is as follows:

	Year Ended September 30, 2018	Year Ended September 30, 2017
U.S. Federal (tax benefit) provision at statutory rate	$(2,021,203)	$(2,739,427)
State (tax benefit) income taxes, net of federal benefit	(473,129)	(624,516)
Permanent differences	61,491	152,532
Change in Federal tax rate	2,499,867
Changes in valuation allowance	(67,026)	3,211,461
Total	$-	$50

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	September 30, 2018	September 30, 2017
Deferred Tax Assets
Stock-based compensation	$760,339	$1,986,087
Net operating losses	4,650,053	3,678,613
Other	-	-
Total deferred tax assets	5,410,392	5,664,700
Valuation allowance	(5,258,641)	(5,325,667)
Net deferred tax assets	151,751	339,033

Deferred Tax Liabilities
Identifiable intangibles - HowCo Purchase	(151,751)	(339,033)
Total deferred tax liabilities	(151,751)	(339,033)
Net deferred tax	$-	$-

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets in the U.S. can be realized as of September 30, 2018 and 2017, accordingly, the Company has recorded a full valuation allowance on its U.S. deferred tax assets.

The Company files income tax returns in the United States on federal basis and various states. The Company is not currently under any international or any United States federal, state and local income tax examinations for any taxable years. All of the Company’s net operating losses are subject to tax authority adjustment upon examination.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters

On February 6, 2018 the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that the previous owners took excessive amounts of cash from the business prior to the close of the merger. On March 13, 2018 the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. The Company and the previous owners are in discussion to settle the matter as of September 30, 2018.

In connection with the merger in fiscal 2016, with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the Company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

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

On January 29, 2018, the Company entered into a settlement agreement and mutual release with a vendor who had provided public relations and other consulting services whereby the Company shall pay to this vendor an aggregate amount of $60,000 of which $30,000 was paid on February 2, 2018. Additionally, the Company shall pay ten monthly payments of $3,000 per month beginning on February 29, 2018. Additionally, the vendor returned 400,000 common shares of the Company’s common stock which will be cancelled upon satisfaction of the liability. The liability is recorded at $21,000 as of September 30, 2018.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

The Company has filed a lawsuit against the former Chief Strategy Officer and member of the Board, who was terminated for cause on July 7, 2017, for breach of contract, breach of the covenant of good faith and fair dealing, and violation of the California Business & Professions Code. On July 31, 2017, the former Chief Strategy Officer and member of the Board subsequently filed a counterclaim against the Company seeking, among other items, damages in excess of $900,000, prejudgment interest, and reimbursement of legal fees. Prior to the termination and as of September 30, 2018 and September 30, 2017, there was accrued a 401(k) matching contribution of $9,230 and a $100,000 sign on bonus. This lawsuit was settled in November 2018 (see Note 18).

As of September 30, 2018, the Company has received demand for payment of past due amounts for services by several consultants and service providers.

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

Consulting Agreements

In June 2017, the Company entered into an agreement with an investment bank to provide placement agent services on an exclusive basis as it relates to a private placement (“the placement”). The agreement calls for the investment bank to receive 9% of the gross proceeds of the placement and 2.5% warrant coverage of the amount raised. The warrants shall entitle the investment bank to purchase securities of the Company at a purchase price equal to 110% of the implied price per share of the placement or 100% of the public market closing price of the Company’s common stock on the date of the placement, whichever is lower. The warrants shall have a term of five years after the closing of the placement. The agreement expired on September 30, 2017 but the terms of the agreement remains effective for previously introduced investors for capital raised during the year ended September 30, 2018.

Lease Obligations

The Company entered into an agreement with a manufacturer in Pismo Beach, California. The agreement provides for certain services to be provided by the manufacturer as needed by the Company. The agreement has an initial term of three years with one year renewals. In connection with this agreement, the Company has agreed to sublease space based in San Luis Obispo, California from the manufacturer for the purposes of the development and manufacturing of unmanned aerial vehicles. The lease provides for base monthly rent of approximately $15,000 for the initial term to be increased to $16,500 per month upon extension. The lease term begins February 1, 2017 and expires January 31, 2019 with the option to extend the term an additional 24 months. However, the Company never took possession of the premises and in July 2017, the Company made a decision to not take possession of the premises. The Company is in default of the rent payments and had received verbal demand of payments. As of September 30, 2018, the Company has not made any of the required monthly rent payments in connection with this agreement. During fiscal 2017, the Company had expensed and accrued into accounts payable the remaining amounts due under the term of the lease for a total accrual of $360,000 pursuant to ASC 420-10-30. This balance remains accrued as of September 30, 2018 and 2017.

In May 2017, the Company extended Howco’s office lease through May 30, 2020. The lease requires monthly payments including base rent plus CAM with annual increases. Future minimum lease payments under non-cancelable operating leases at September 30, 2018 are as follows:

Years ending September 30,	Amount
2019	$60,137
2020	40,737
Total minimum non-cancelable operating lease payments	$100,874

For the years ended September 30, 2018 and 2017, rent expense amounted to $55,225 and $496,352, respectively.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

Purchase commitments

The Company entered into agreements to act as a distributor or dealer with third party drone suppliers. Some of these agreements require the Company to maintain certain levels of inventory of the supplier’s products. At September 30, 2018 no inventory was required to be held under the terms of these arrangements.

Profit Sharing Plan (for Howco)

On April 13, 2018, Howco Distributing announced to its employees a Company-wide profit sharing program. In fiscal year 2018, Howco Distributing, will redistribute the total of ten-percent of the Company’s net income. The employee profit is equal to their annual salary divided by the Company’s total annual payroll and multiplied by 10% of net income for the fiscal year. During 2018 the employees earned approximately $21,000 under this plan.

NOTE 17 - CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At September 30, 2018, cash in bank did not exceeded the federally insured limits of $250,000. The Company has not experienced any losses in such accounts through September 30, 2018.

Economic Concentrations

With respect to customer concentration, three customers accounted for approximately 52%, 17%, and 10%, of total sales for the year ended September 30, 2018. Three customers accounted for approximately 65%, 12% and 11% of total sales for the period ended September 30, 2017.

With respect to accounts receivable concentration, three customers accounted for approximately 50%, 20% and 20% of total accounts receivable at September 30, 2018. Three customers accounted for approximately 59%, 15% and 13% of total accounts receivable at September 30, 2017.

With respect to supplier concentration, two suppliers accounted for approximately 34% and 10% of total purchases for the year ended September 30, 2018. Two suppliers accounted for approximately 41% and 15% of total purchases for the year ended September 30, 2017.

With respect to accounts payable concentration, three suppliers accounted for approximately 18%, 13%, and 11% of total accounts payable at September 30, 2018. Two suppliers accounted for approximately 42% and 11% of total accounts payable at September 30, 2017.

With respect to foreign sales, it totaled approximately $60,000 for the year ended September 30, 2018.

NOTE 18 - SUBSEQUENT EVENTS

Settlements

On November 13, 2018 the Company and a vendor agreed to settle $161,700 in past due professional fees for a convertible note in the amount of $90,000. The Company will recognize a gain on extinguishment of debt of approximately $71,700 during the three months ended December 31, 2018. The note (also discussed below) bears interest at 5% and matures in July 2019 and has a fixed discount conversion feature.

During November 2018 the Company reached an agreement and executed a related stipulation and payment terms agreement stemming from a legal action by the former Chief Strategy Officer for improper termination (See Note 16). The plaintiff agreed to accept $600,000 in payments. The first scheduled payment of $200,000 was made on December 20, 2018 in accordance with the settlement terms. Twelve monthly payments of approximately $33,333 are due starting on January 15, through December 15, 2019. As of September 30, 2018 the Company recorded $600,000 as accrued expense of which $500,000 was expensed during the fiscal year 2018.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

Convertible Notes Issued

On October 1, 2018 the Company issued a convertible promissory note for $12,500 to Livingston Asset Management under the services agreement mentioned above. The note bears interest at 10%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

 On October 18, 2018 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

On November 1, 2018 the Company issued a convertible promissory note for $12,500 to Livingston Asset Management under the services agreement mentioned above. The note bears interest at 10%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

On November 13, the Company issued a convertible promissory note for $90,000 to a vendor in settlement of past due amounts due for services. The note bears interest at 5%, matures on June 30, 2019 and is convertible into the Company’s common stock at 50% of the lowest closing bid price during the 20 trading days immeadiately preceding the notice of conversion.

 On November 18, 2018 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12% and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

On December 1, 2018 the Company issued a convertible promissory note for $12,500 to Livingston Asset Management under the services agreement mentioned above. The note bears interest at 10%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

 On December 18, 2018 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12% and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

Note Amendments, Assignments and Restatements

On October 17, 2018 Porta Pellex assigned $62,500 of the principal balance of its note to Trillium Partners LP along with $7,500 of accrued interest, leaving an unpaid balance of $62,500 plus accrued interest on Porta Pellex’s original note. The assigned portion of the note was restated to provide for conversion of interest and principal into common shares at 50% discount to the lowest bid price over the 20 trading days prior to conversion notification. This modification was treated as a debt extinguishment. The modified note was treated as stock settled debt in accordance with ASC 480 and $62,500 was recorded as put premium with a charge to interest expense for the assigned and restated note.

On October 20, the balance of the note principal of $62,500 due to Porta Pellex was in default. This default was cured when the final assignment to Jefferson Street Capital LLC was executed (see below).

On October 23, 2018 Porta Pellex assigned $62,500 of the remaining principal balance of its note to Jefferson Street Capital LLC along with $7,500 of accrued interest. The assigned portion of the note was restated to provide for conversion of interest and principal into common shares at the lower of: 50% discount to the lowest bid price over the 20 trading days prior to conversion notification; or 50% of the lowest bid price during the 20 trading days prior to the closing date of the related assignment. This modification was treated as a debt extinguishment. In connection with the issuance of this Note, the Company determined that the terms of the modified Note contain a conversion formula that caused variations in the conversion price resulting in the treatment of the conversion option as a bifurcated derivative to be accounted for at fair value. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of assignment and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives were determined using the Binomial valuation model. In connection with this Note, on the initial measurement date of October 23, 2018, the fair values of the embedded conversion option derivative of $72,609 was recorded as derivative liabilities, $70,000 was charged to current period operations as initial derivative expense, and $2,609 was recorded as a debt discount and is being amortized into interest expense over the expected holding period of the restated note.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

On October 30, 2018 TCA the Company’s senior lender amended its credit facility which had been restructured in January 2018 when fees due for advisory and other matters along with accrued but unpaid interest were capitalized and separated into two notes, Note A having $1,000,000 principal and Note B having $4,788,642 both having the same maturity terms, interest rates and conversion rights. Under the current amendment total amounts outstanding under the notes along with accrued interest have been capitalized with the principal amount due of $6,018,192.42. The new note accrues interest on the principal balance at 12% per annum, includes amortization to the new maturity of December 15, 2020. The amortization payments credited toward the principal amount and accrued interest vary and include payments made under the 3(a)(10) settlement agreement with a third party related to Note A. Economically the total principal and accrued interest outstanding remain unchanged as reported in the consolidated balance sheet. All other terms including conversion rights and a make-whole provision in the case of a conversion shortfall remain the same as stated in the footnotes above.

Related Party Promissory Note Issued

On December 20, 2018 the Company issued a, promissory note to the CEO for $400,000. The note bears interest at 12% per annum, matures in 5 years on December 20, 2023 and requires monthly payment of interest and principal of $5,000 with a balloon payment at maturity.

Common Stock Issued

On October 17, 2018 Crown Bridge Partners was issued 35,420,168 common shares in exchange for the same number of warrants surrendered.

On November 1, 2018 Jefferson Street Capital was issued 30,000,000 common for conversion of principal related to the Porta Pellex note assignment and restatement cited above.

On November 6, 2018 Trillium Partners LLC was issued 58,721,488 common shares for conversion of principal related to the Porta Pellex note assignment and restatement cited above.

On November 6, 2018 Jefferson Street Capital was issued 32,307,692 common shares for conversion of principal related to the Porta Pellex note assignment and restatement cited above.

On November 19, 2018 Jefferson Street Capital was issued 45,952,267 common shares for conversion of principal related to the Porta Pellex note assignment and restatement cited above.

On November 27, 2018 Trillium Partners LLC was issued 56,947,133 common shares for conversion of principal related to the Porta Pellex note assignment and restatement cited above. Following this conversion principal, interest and fees due were fully settled.

On December 5, 2018 Jefferson Street Capital was issued 20,360,000 common for conversion of principal related to the Porta Pellex note assignment and restatement cited above. Following this conversion principal, interest and fees due were fully settled.

Common Stock Sold for Settlement Payment of 3(a)(10)

On November 22, 2018 Livingston Asset Management finalized sale of 30,000,000 shares of common stock and remitted a payment to TCA for $45,320.02 in partial settlement of TCA Note A under the terms of the 3(a)(10) agreement.

ITEM 9. CHANGES OF INDEPENDENT CERTIFYING ACCOUNTANT

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2018 that the Company’s disclosure controls and procedures were not effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, currently the same person to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of September 30, 2018, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were not effective as of September 30, 2018.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

Material Weakness Identified

Since the resignation of our former CFO in July 2017 we do not have a qualified in-house financial accounting expert to maintain our parent company and consolidation level books and records. To remediate this situation we have engaged outsourced accountants. Currently there are no staff with knowledge of Generally Accepted Accounting Procedures on site at Howco. The current procedures and controls need to be improved for inventory accounting, period end financial closing and account analysis.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our number of directors is established at three, divided into three classes, designated as Class I, Class II and Class III. The term of the Class I directors will expire  at the 2021 annual meeting of stockholders, the Class II directors will expire at the 2019 annual meeting of stockholders, and the term of the Class III directors will expire at the 2020 annual meeting of stockholders. A plurality of the votes of the shares of the registrant’s common stock present in person or represented by proxy at the annual meeting and entitled to vote on the election of directors are required to elect the directors. The Board members have three year terms and in the absence of a vote at an annual meeting of stockholders, they continue for successive three year terms until they are replaced or resign.

The following table sets forth certain information about our executive officers, key employees and directors as of December 21, 2018.

Name	Age	Position	Class
Michael Bannon	52	President, CEO, CFO, Director	III
Rodrigo Kuntz Rangel	40	Chief Technology Officer, Director	I
Matthew Wiles	43	COO, General Manager – Howco, Director	I

Michael Bannon is President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, positions he has held since January 26, 2016.  Since 1994 he served as President of Abatement Industries Group, Inc., a company involved in addressing asbestos, lead, mold and PCB problems in commercial buildings.  He graduated from the University of Connecticut with a B.A. degree in 1993, received an M.B.A. degree from the University of New Haven in 1998, received an M.A. degree in Organizational Psychology in 2003 from the University of New Haven and became a Harvard Business School graduate in March 2011 when he completed Harvard Business School’s Owner President Program. We believe that Mr. Bannon is qualified to serve on our Board of Directors based upon his having successfully managed prior companies and his educational background in business.

Matthew Wiles became Chief Operating Officer and a member of the Board on August 6, 2018 and, since 2017, been the General Manager of Howco. From 2013 to 2014, Mr. Wiles was Director of Operations for Aero Kraft North in Portland, Oregon, a company involved in a specialty segment of aerospace manufacturing, for which he also served as a production manager from 2007 to 2010. From 2010 to 2013, Mr. Wiles was Route Operations Manager Sierra Springs Bottled Water (DS Waters), located in Portland, Oregon, that was a distributor of coffee and bottled water throughout the Northwest. From 2001 to 2007 Mr. Wiles was a Department Manager for Pella Windows, a vinyl window and door manufacturer for the construction industry. Mr. Wiles received his Bachelor of Business Administration degree from Warner Pacific College in Portland, Oregon.

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

Board Committees

Our board of directors does not have a separate, standing audit committee nor a nominating or governance committee. The full board of directors performs the function of an audit and other committees.

There are no family relationships among any of our directors, executive officers, or advisors.

Nominating Procedures

During the fiscal year ended September 30, 2018, there were not any material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Directors’ Fees

No compensation has been paid to any individual for services rendered as a director.

Compliance with Section 16(a) of the Securities Exchange Act

Not Applicable

Code of Ethics

We have adopted a Code of Ethics for all officers and directors which is filed as Exhibit 14.1 to this Annual Report on Form 10-K. We will provide a copy of our Code of Ethics to any person, without charge, upon written request to the Company. There have been no waivers to any of the Code of Ethics provisions nor any amendments made to the Code of Ethics during the year ended September 30, 2018.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Compensation Philosophy

This section discusses the principles underlying our policies and decisions with respect to the compensation of our executive officers and what we believe are the most important factors relevant to an analysis of these policies and decisions. This section also describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers as of December 28, 2018. Our “named executive officers” for 2019 are Michael Bannon, Matthew Wiles and Dr. Rodrigo Kuntz Rangel. The compensation of each of our other current executive officers is based on individual terms approved by our board of directors. Our board of directors is in the process of developing and implementing the executive compensation program that will be in place following filing of this Form 10-K. This section highlights key aspects of this program that we expect to implement in 2019.

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

Objectives and Philosophy of Our Executive Compensation Program

The primary objectives of the board of directors   in designing our executive compensation program are to:

●	attract, retain and motivate experienced and talented executives;

●	ensure executive compensation is aligned with our corporate strategies, research and development programs and business goals;

●	recognize the individual contributions of executives while fostering a shared commitment among executives by aligning their individual goals with our corporate goals;

●	promote the achievement of key strategic, development and operational performance measures by linking compensation to the achievement of measurable corporate and individual performance goals; and

●	align the interests of our executives with our stockholders by rewarding performance that leads to the creation of stockholder value.

Each of our named executive officers was hired by us before our board of directors established a formal executive compensation program. To achieve these objectives in the future, we expect that our board of directors and compensation committee  will evaluate our executive compensation program with the goal of setting and maintaining compensation at levels that are justifiable based on each executive’s level of experience, performance and responsibility and that the board believes are competitive with those of other companies in our industry and our region that compete with us for executive talent. In addition, we expect that our executive compensation program will tie a substantial portion of each executive’s overall compensation to key strategic, financial and operational goals. We have provided, and expect to continue to provide, a portion of our executive compensation in the form of stock options and restricted stock that vest over time, which we believe helps to retain our executives and aligns their interests with those of our stockholders by allowing them to participate in the longer term success of the Company as reflected in stock price appreciation.

Use of Compensation Consultants and Market Benchmarking

For purposes of determining total compensation and the primary components of compensation for our executive officers in 2018, we did not retain the services of a compensation consultant or use survey information or compensation data to engage in benchmarking. In the future, we expect that our compensation committee  will consider publicly available compensation data for national and regional companies in the drone industry to help guide its executive compensation decisions at the time of hiring and for subsequent adjustments in compensation. Even if we retain the services of an independent compensation consultant to provide additional comparative data on executive compensation practices in our industry and to advise on our executive compensation program generally, our board of directors and future   compensation committee will ultimately make their own decisions about these matters.

Beginning with fiscal year 2019, we expect that our annual cash bonus program will be based upon the achievement of specified annual corporate and individual goals that will be established in advance by our board of directors or compensation committee. We expect that our annual cash bonus program will emphasize pay-for-performance and will be intended to closely align executive compensation with achievement of specified operating results as the amount will be calculated on the basis of percentage of corporate goals achieved. The performance goals established by our compensation committee for the 2019 fiscal year will be based on the business strategy of the company and the objective of building stockholder value. We expect that there will be three steps to determine if and the extent to which an annual cash bonus is payable to a named executive officer. First, at the beginning of the next fiscal year, our compensation committee will determine the target annual cash incentive award for the named executive officer based on a percentage of the officer’s annual base salary for that year. Second, the compensation committee will establish the specific performance goals, including both corporate and individual objectives, that must be met for the officer to receive the award. Third, shortly after the end of our current fiscal year, the compensation committee will determine the extent to which these performance goals were met and the amount of the award. We expect that, beginning in fiscal 2019, our compensation committee  will work with our chief executive officer to develop corporate and individual goals that they believe can be reasonably achieved with hard work over the course of the year and will target total cash compensation, consisting of base salaries and target annual cash bonuses.

Stock-Based Awards

Our equity award program is the primary vehicle for offering long-term incentives to our executives. While we do not have any equity ownership guidelines for our executives, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, the vesting feature of our equity awards contributes to executive retention by providing an incentive for our executives to remain in our employ during the vesting period. Currently, our executives are eligible to participate in our 2016 stock incentive plan, which we refer to as the 2016 Plan, and all equity awards granted in 2018 and 2017 were pursuant to the 2016 Plan. Under our 2016 Plan, executives are eligible to receive grants of stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other stock-based equity awards at the discretion of our board of directors.

Our employee equity awards have typically been in the form of stock options. Because our executives profit from stock options only if our stock price increases relative to the stock option’s exercise price, we believe stock options provide meaningful incentives for our executives to achieve increases in the value of our stock over time. While we currently expect to continue to use stock options as the primary form of equity awards that we grant, we may in the future use alternative forms of equity awards, such as restricted stock and restricted stock units. To date, we have generally used equity awards to compensate our executive officers in the form of initial grants in connection with the commencement of employment. In the future, we also generally plan to grant equity awards on an annual basis to our executive officers. We may also make additional discretionary grants, typically in connection with the promotion of an employee, to reward an employee, for retention purposes or in other circumstances recommended by management.

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

Benefits and Other Compensation

We believe that establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. We expect to maintain broad-based benefits that are provided to all employees, including health and dental insurance, and 401(k) and profit sharing plans for our Howco employees. All of our executives will be eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees.

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

Severance and Change in Control Benefits

Pursuant to agreements we have entered into with certain of our executives, these executives are entitled to specified benefits in the event of the termination of their employment under specified circumstances, including termination following a change in control of our company. Please refer to “—Employment Agreements” for a more detailed discussion of these benefits.

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

Risk Considerations in Our Compensation Program

Our board of directors  is evaluating the philosophy and standards on which our compensation plans will be implemented across our company. It is our belief that our compensation programs do not, and in the future will not, encourage inappropriate actions or risk taking by our executive officers. We do not believe that any risks arising from our employee compensation policies and practices are reasonably likely to have a material adverse effect on our company. In addition, we do not believe that the mix and design of the components of our executive compensation program will encourage management to assume excessive risks. We believe that our current business process and planning cycle fosters the behaviors and controls that would mitigate the potential for adverse risk caused by the action of our executives. We believe that the following aspects of our executive compensation program that we plan to implement will mitigate the potential for adverse risk caused by the action of our executives:

●	annual establishment of corporate and individual objectives for our performance-based cash bonus programs for our executive officers, which we expect to be consistent with our annual operating and strategic plans, designed to achieve the proper risk/reward balance and not require excessive risk taking to achieve;

●	the mix between fixed and variable, annual and long-term and cash and equity compensation, which we expect to be designed to encourage strategies and actions that balance the company’s short-term and long-term best interests; and

●	equity incentive awards that vest over a period of time, which we believe will encourage executives to take a long-term view of our business.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, generally disallows a tax deduction for compensation in excess of $1,000,000 per person paid to a publicly traded company’s chief executive officer and three other most highly paid officers, other than the chief financial officer. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. We will periodically review the potential consequences of Section 162(m), however, the board of directors may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent and are in the best interests of our stockholders.

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

Summary Compensation Table

 The following table sets forth the total compensation awarded to, earned by or paid to our named executive officers during the fiscal years ended September 30, 2018 and 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Occupation	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
M. Bannon	2018	$370,000	$0	$0	0	$0	$0	$0	$370,000
M. Bannon	2017	$370,000	$0	$0	0	$0	$0	$0	$370,000
D. Antonelos (2)	2017	$199,088	$0	$0	1,133,000	$0	$0	$0	$1,332,088
P.Ferro (3)	2017	$333,188	$0	$0	0	$0	$0	$0	$333,188
R. Kuntz Rangel	2018	$0	$0	$0	0	$0	$0	$0	$0
R. Kuntz Rangel (4)	2017	$0	$0	$0	402,150	$0	$0	$0	$402,150
M.Wiles (5)	2018	$140,000	$17,367	$0	0	$0	$0	$0	$157,367

(1) The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the year computed in accordance with the provisions of ASC 718, excluding the impact of estimated forfeitures related to service-based vesting conditions (which in our case were none). For the years ended September 30, 2017 and 2016 the assumptions that we used to calculate these amounts are discussed in Note 12 to our consolidated financial statements appearing at the end of this Form 10-K.

(2) Dennis Antonelos resigned as our CFO on July 10, 2017.

(3) Paulo Ferro was terminated for cause as our Chief Strategy Officer on July 7, 2017.

(4) Rodrigo Kuntz Rangel did not receive any compensation from us for his service as our Chief Technology Officer in 2016. We issued to Rodrigo Kuntz Rangel an option to acquire 2,000,000 shares of our common stock in July 2016. 1,000,000 shares vested on July 1, 2017 and 1,000,000 shares vest on July 1, 2018..

(5) Matthew Wiles served as General Manager of Howco during fiscal year 2017 and was appointed Chief Operating Officer as a member of the Board of Directors of Bantek, Inc on August 6, 2018.

Grants of Plan-Based Awards in 2018 and 2017

No Options were granted in 2018. The Options awarded to Dennis Antonelos on March 3, 2017 were forfeited in accordance with the terms of the award and the plan on July 11, 2018.

The following table sets forth information regarding grants of plan-based awards to our named executive officers during the fiscal years ended September 30, 2018 and 2017.

Name	Grant Date	All other stock awards: number of shares of stock (#)	All Other Option Awards: Number of Securities Underlying Options (#)(1)(2)	Exercise or Base Price of Option Awards ($/Sh)(2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Dennis Antonelos (4)	3/3/17		10,000,000	$0.20	$1,133,000
Dr. Rodrigo Kuntz Rangel	3/30/17		2,100,000	$0.22	$402,150
Matthew Wiles	3/28/17		250,000	0.24	52,225
Matthew Wiles	8/24/17		1,000,000	0.21	197,118
Matthew Wiles	7/16/18	2,000,000		0.00747	14,940

(1) Option awards vested on the date of issuance except for Dr. Rangel that vest as set forth in the above Summary Compensation Table.

(2) Option awards have been granted with exercise prices equal to the fair value of our common stock on the date of grant. For a discussion of our methodology for determining the fair value of our common stock, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates.”

(3) The amounts in the “Grant Date Fair Value of Stock and Option Awards” column reflect the grant date fair value of stock and option awards granted in 2017 calculated in accordance with ASC 718.

(4) Dennis Antonelos resigned as our CFO on July 10, 2017.

Outstanding Equity Awards at September 30, 2018

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of September 30, 2018.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price		Option Expiration		Number of shares that have not vested	Market value of shares that have not vested
Name	Exercisable	Unexercisable	($/Sh)		Date		(#)	($)
Rodrigo Kuntz Rangel	2,420,000	1,680,000	$0.201	(1)	7/1/26	(2)
Matthew Wiles	250,000	1,000,000	0.215	(1)	3/28/27	(3)

(1)	Weighted average exercise price
(2)	One stock option grant for 2,000,000 shares expires 7/1/26 and the grants for 420,000 expire 3/30/27.
(3)	One stock option grant for 250,000 shares expires 3/28/27; the other stock option grant for 1,000,000 shares expires 8/24/27.

Employment Agreements

On October 1, 2016, we entered into a three-year employment agreement with Michael Bannon as President and CEO of Drone USA. Under the terms of the employment agreement, Mr. Bannon’s compensation is $370,000 per annum which can at the Company’s election be paid in cash or our common stock or deferred if insufficient cash is available. He is entitled to a bonus based on a compensation plan to be agreed to between him and our Board. If the employment agreement is terminated by Drone USA for Cause (as defined in the employment agreement), or if Mr. Bannon resigns without Good Reason (as defined therein), Mr. Bannon shall only receive his compensation earned through the termination date. If the employment agreement is terminated by Drone USA without Cause or if Mr. Bannon terminates his employment for Good Reason, or upon a Change in Control (as defined), Mr. Bannon shall also be entitled to a one-time severance payment of $2,500,000, the greater of (i) 12 months salary or (ii) the remainder of his salary for the term of the employment agreement, acceleration of all non-vested equity in the Company to vest on the date of termination and payment by Drone USA for all healthcare and life insurance coverage through the end of the term of his Employment Agreement.

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

Defined Contribution Plan

In August 2016, Bantek, Inc. established a qualified 401(k) defined contribution plan with a discretionary employer match provision. All employees who are at least twenty-one years of age are eligible to participate in the plan. The plan allows participants to defer up to 90% of their annual compensation, up to statutory limits. There was no employer contribution for the year ended September 30, 2018, and $9,230 was due but not paid by the Company for the year ended September 30, 2017.

Howco is the sponsor of a qualified 401(k) plan with a safe harbor provision. All employees are eligible to enter the plan within one year of the commencement of employment.

On April 13, 2018, Howco Distributing announced to its employees a Company-wide profit sharing program. In fiscal year 2018, Howco Distributing, will redistribute the total of ten-percent of the Company’s net income. The employee profit is equal to their annual salary divided by the Company’s total annual payroll and multiplied by 10% of net income for the fiscal year. During 2018 the employees earned approximately $21,000 under this plan.

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

2016 Stock Incentive Plan

History. On June 7, 2016, the Board of Directors approved and on June 8, 2016, the stockholders approved the 2016 Stock Incentive Plan (the “2016 Plan”) under which employees, officers, directors and consultants are eligible to receive grants of stock options, stock appreciation rights (“SAR”), restricted or unrestricted stock awards, restricted stock units, performance awards, other stock-based awards, or any combination of the foregoing. The Plan authorizes up to 100,000,000 shares of our common stock for stock-based awards.

Administration. The 2016 Plan is administered by the Board of Directors or the committee or committees as may be appointed by the Board of Directors from time to time (the “Administrator”). The Administrator determines the persons who are to receive awards, the types of awards to be granted, the number of shares subject to each such award and the terms and conditions of such awards. The Administrator also has the authority to interpret the provisions of the 2016 Plan and of any awards granted there under and to modify awards granted under the 2016 Plan. The Administrator may not, however, reduce the price of options or stock appreciation rights issued under the 2016 Plan without prior approval of the Company’s shareholders.

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

(b) Exercise Price: Each grant agreement states the related option exercise price, which, in the case of SARs, may not be less than 100% of the fair market value of the Company’s shares of common stock on the date of the grant. The exercise price of an incentive stock option granted to a 10% stockholder may not be less than 110% of the fair market value of shares of the Company’s common stock on the date of grant.

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

(e) Other Provisions: The option grant and exercise agreements authorized under the 2016 Plan, which may be different for each option, may contain such other provisions as the Administrator deems advisable, including without limitation, (i) restrictions upon the exercise of the option and (ii) a right of repurchase in favor of the Company to repurchase unvested shares held by an optionee upon termination of the optionee’s employment at the original purchase price.

Amendment and Termination of the 2016 Plan. The Administrator, to the extent permitted by law, and with respect to any shares at the time not subject to awards, may suspend or discontinue the 2016 Plan or amend the 2016 Plan in any respect; provided that the Administrator may not, without approval of the stockholders, amend the 2016 Plan in a manner that requires stockholder approval.

2018 Director Compensation

We currently do not have a formal non-employee director compensation policy. However, we do reimburse our non-employee directors for their reasonable expenses incurred in connection with attending our board of directors and committee meetings, and we may in the future grant stock options and pay cash compensation to some or all of our non-employee directors. Other than reimbursement of out-of-pocket expenses as described above, we did not provide any cash or equity compensation to our non-employee directors during the year ended September 30, 2018.

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

In addition, our certificate of incorporation limits the personal liability of directors for breach of fiduciary duty to the maximum extent permitted by the Delaware General Corporation Law and provides that no director will have personal liability to us or to our stockholders for monetary damages for breach of fiduciary duty or other duty as a director. However, these provisions do not eliminate or limit the liability of any of our directors for:

●	any breach of the director’s duty of loyalty to us or our stockholders;

●	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

●	voting or assenting to unlawful payments of dividends, stock repurchases or other distributions; or

●	any transaction from which the director derived an improper personal benefit.

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

 Our certificate of incorporation also provides that we must indemnify our directors and officers and we must advance expenses, including attorneys’ fees, to our directors and officers in connection with legal proceedings, subject to very limited exceptions.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 28, 2018, certain information concerning the beneficial ownership of our capital stock, including our common stock, and stock options as converted into common stock basis, by:

●	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;

●	each director;

●	each named executive officer;

●	all of our executive officers and directors as a group; and

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

The column entitled “Percentage of Class” is based on 43,469,630 shares of common stock outstanding as of December 15, 2017. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of December 15, 2017 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Michael Bannon has voting control through his ownership of 250 shares of Series A preferred stock. Each share of Series A preferred stock entitles the holder to vote on all matters submitted to a vote of our shareholders with each shareholder casting a vote equal to the quotient of the sum of all outstanding shares of common stock divided by 0.99, which based on, 1,044,146,518  shares issued and outstanding equates to voting rights equal to 1,054,146,518 shares of common stock.

Name and Address [1]	Amount and Nature of Beneficial Ownership	Percentage of Class
Michael Bannon (2)	37,671,591	3.61%
David Y. Williams (3)	550,000	0.05%
Dr. Rodrigo Kuntz Rangel (3)	420,000	0.04%
Trillium Partners LP (4)	59,947,133	5.74%
TCA (5)	1,490,646,960	143%
Matthew Wiles (6)	2,250,000	0.29%
All Officers and Directors as a Group	40,341,591	3.86%

(1) Unless otherwise indicated, the address of such individual is c/o the Company.

(2) Michael Bannon has voting control through his ownership of 250 shares of Series A preferred stock voting on an as-converted basis. This chart reflects only the issued and outstanding shares of our common stock.

(3) Represents shares issuable upon the exercise of stock options to purchase shares of our common stock that are exercisable within 60 days of December 31, 2018.

(4) Trillium Partners LP is not an affiliate of the Company. Trillium Partners LP is a limited partnership and has its principal office at 90 Grove Street, Ridgefield, CT 06877.

(5) Based upon the right of TCA to convert the unpaid principal and interest owed under the convertible note issued by the Company to TCA. TCA is limited partnership organized under the laws of the Cayman Islands and has its principal office at 19950 West Country Club Drive, 1 st Floor, Aventura, Florida 33180.

(6) Matthew Wiles is the COO and a member of the Board of Directors since August 6, 2018. He was awarded 2,000,000 common shares and he has received an option to acquire 1,250,000 shares of our common stock at an average exercise price of $0.21 per share, of which 250,000 are exercisable within 60 days of December 31, 2018.

The number of authorized shares is currently 1,500,000,000 and the Company would need to increase the number of authorized shares if TCA was to convert its convertible note into common shares. Currently, TCA has not indicated that it intends to convert its note.

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

The Company has an $840,000 convertible note payable (“Note 1”) to a related party entity controlled by the Company’s CEO. Note 1 bears interest at an annual rate of 7% with an original maturity date of June 11, 2017 which has been extended to June 11, 2022, at which time all unpaid principal and interest is due. The holder of Note 1 has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. As of September 30, 2018 and 2017, Note 1 has not been converted and the balance of the note was $688,444 and $688,444, and accrued interest was $125,968 and $77,776, respectively. This note is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula.

The Company has a convertible note payable (“Note 2”) with the Company’s CEO. Note 2 bears interest at an annual rate of 7% with a maturity date of December 31, 2017, at which time all unpaid principal and interest was due. On December 15, 2017 the due date was extended to Jully 2, 2018 and then on July, 2018, the due date was extended to June 30, 2019. The holder of Note 2 has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. During the year ended September 30, 2018, the Company borrowed $670 and repaid $95,000 on this note. As of September 30, 2018 and 2017, Note 2 has not been converted, however a portion of the balance was paid down with cash, the balance was $27,670 and $122,000, and accrued interest was $11,350 and $10,707, respectively. This note is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula.

On December 20, 2018 the Company issued a promissory note to the CEO for $400,000. The note bears interest at 12% per annum, matures in 5 years on December 20, 2023 and requires monthly payment of interest and principal of $5,000 with a balloon payment at maturity.

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

Based on the foregoing criteria, the Board of Directors has determined that there are no current members of the Board of Directors that are independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by Salberg & Company P.A. during fiscal years 2018 and 2017:

	2018	2017

Audit Fees	$71,000	$62,000
Audit-Related Fees	-	9,000
Tax Fees	-	-
All Other Fees	-	-

Total	$71,000	$71,900

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

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During fiscal years 2018 and 2017, no services were provided in this category.

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees or Tax Fees.

Pre-Approval Policies and Procedures.

Our Board of Directors pre-approved all services to be provided by Salberg& Company P.A.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(2) ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

(3)	List of Exhibits

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Incorporation of BANTEK, INC. (f/k/a DRONE USA, INC.) (incorporated by reference herein to Exhibit 3.1 to the Company’s Form 10 filed with the SEC on May 8, 2017).

3.2	Amended and Restated Bylaws BANTEK, INC. (f/k/a DRONE USA, INC.) (incorporated by reference herein to Exhibit 3.2 to the Company’s Form 10 filed with the SEC on May 8, 2017).

3.3	Certificate of Amendment to the Certificate of Incorporation filed April 27, 2016 (incorporated by reference herein to Exhibit 3.3 to the Company’s Form 10 filed with the SEC on May 8, 2017).

4.1	Specimen Stock Certificate evidencing the shares of Common Stock (incorporated by reference herein to Exhibit 4.1 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.1	BANTEK, INC. (f/k/a DRONE USA, INC.) 2016 Stock Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.2	Senior Secured Revolving Credit Facility Agreement (the “Credit Facility”) with TCA Global Credit Master Fund, L.P., dated September 13, 2016 (incorporated by reference herein to Exhibit 10.2 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.3	Stock Purchase Agreement among Paul Charles Joy II, Trustee of the Paul C. Joy and Kathryn B. Joy Trust-Fund B, Kathryn Blake Joy, Trustee of the Paul C. Joy and Kathryn B. Joy Trust-Fund C, Howco Distributing Co. and Drone USA, LLC, dated August 4, 2016 (incorporated by reference herein to Exhibit 10.3 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.4	Joint Venture Agreement dated June 1, 2016 between BANTEK, INC. (f/k/a DRONE USA, INC.) and BRVANT (incorporated by reference herein to Exhibit 10.4 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.5	Howco Lease Agreement dated April 28, 2009., as amended (incorporated by reference herein to Exhibit 10.8 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.6	TCA Engagement Agreement dated March 28, 2017 (incorporated by reference herein to Exhibit 10.9 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.7	Sublease Agreement dated November 17, 2016 Between Empirical Systems Aerospace, Inc. and BANTEK, INC. (f/k/a DRONE USA, INC.) (incorporated by reference herein to Exhibit 10.12 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.8	Manufacturing Agreement dated November 2016 between Empirical Systems Aerospace, Inc. and BANTEK, INC. (f/k/a DRONE USA, INC.) (incorporated by reference herein to Exhibit 10.13 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.9	Employment Agreement dated July 1, 2016 between Michael Bannon and BANTEK, INC. (f/k/a DRONE USA, INC.) (incorporated by reference herein to Exhibit 10.14 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.10	Employment Agreement dated March 29, 2017 between Matthew Wiles and Howco Distributing Co. (incorporated by reference herein to Exhibit 10.17 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.11	Settlement Agreement dated August 18, 2016 between Rockwell Capital Partners, Inc. and BANTEK, INC. (f/k/a DRONE USA, INC.) (incorporated by reference herein to Exhibit 10.20 to the Company’s Amendment Form 10 filed with the SEC on June 27, 2017).

10.12	Equity Exchange Agreement dated January 26, 2016 between Texas Wyoming Drilling, Inc., Drone USA, LLC, the members of Drone USA, LLC and Margaret Cadena (incorporated by reference herein to Exhibit 10.21 to the Company’s Amendment to the Form 10 filed with the SEC on June 27, 2017).

10.13	Agreement dated September 2016 between the Portuguese Government, the National Aviation Authority of Portugal and Aeroportos de Portugal and BANTEK, INC. (f/k/a DRONE USA, INC.) (incorporated by reference herein to Exhibit 10.22 to the Company’s Amendment to the Form 10 filed with the SEC on June 27, 2017).

10.14	Securities Purchase Agreement dated October 25, 2017 between BANTEK, INC. (f/k/a DRONE USA, INC.) and Crown Bridge Partners, LLC ((incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2017).

10.15	Convertible Promissory Note dated October 25, 2017 Issued by BANTEK, INC. (f/k/a DRONE USA, INC.) to Crown Bridge Partners, LLC (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2017).

21.1	Subsidiaries (incorporated by reference herein to Exhibit 21 to the Company’s Form 10 filed with the SEC on May 8, 2017).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 31, 2018.

BANTEK, INC. (F/K/A DRONE USA, INC.)

By:	/s/ Michael Bannon
Name:	Michael Bannon
Title:	Chief Executive Officer / Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)

/s/ Michael Bannon
Director

/s/ Matthew Wiles
Director

/s/ Rodrigo Kuntz Rangel
Director