Form 10-K/A
period 2018-09-30
Bantek Inc.
filed 2019-02-07
CIK 1704795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 Amendment No. 1

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

On November 17, 2016, we entered into a sublease with ESAero for a period of two years commencing February 1, 2017, of office space and engineering design space of approximately 10,000 square feet at a monthly cost of $15,000. The sublease is at 3580 Sueldo Street, San Luis Obispo, CA 93401. We have not made any lease payments since inception of this sublease and do not intend to use this facility since it was based, in large part, on the relationship that we had with a former employee. We could be found to be in default of our obligations under the lease and have accrued on our consolidated financial statements all $360,000 that we would owe under the lease through its full term.

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

On November 13, 2018 the Company issued a convertible promissory note for $90,000 to a vendor in settlement of past due amounts due for services. The note bears interest at 5%, matures on July 31, 2019 and is convertible into the Company’s common stock at 50% of the lowest closing bid price during the 20 trading days immediately preceding the notice of conversion.

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

In response to the Complaint we filed July 12, 2017 against a former employee in the United States District Court for the Central District of California (Case No. 2:17-cv-05124) seeking damages, the former employee filed an answer and counterclaim on July 31, 2017 seeking damages in the amount of $900,000 based on allegations of breach of the employment agreement by Drone USA as well as additional amounts based on alleged libel and a demand for punitive damages. We entered into a settlement agreement on November 27, 2018, whereby the Company will make payments totaling $600,000 beginning on December 20, 2018 and all of the Company claims have been dismissed.

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

During 2016, Company entered into an employment agreement with the Company’s former Chief Strategy Officer which provided for annual base compensation of $400,000 for a period of three years and provided for other additional benefits as defined in the agreement including a signing bonus of $100,000 payable during the first year of employment. As of September 30, 2018 and 2017, the bonus has not been paid and is included in accrued expenses. On July 7, 2017, the former Chief Strategy Officer and member of the Board was terminated. His 7,500,000 options were subsequently forfeited (See Notes 12, 16 and 18).

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

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

The Company has filed a lawsuit against the former Chief Strategy Officer and member of the Board, who was terminated on July 7, 2017. On July 31, 2017, the former Chief Strategy Officer and member of the Board subsequently filed a counterclaim against the Company seeking, among other items, damages in excess of $900,000, prejudgment interest, and reimbursement of legal fees. Prior to the termination and as of September 30, 2018 and September 30, 2017, there was accrued a 401(k) matching contribution of $9,230 and a $100,000 sign on bonus. This lawsuit was settled and all Company claims were dismissed on November 27, 2018 (see Note 18).

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

On November 27, 2018 the Company reached an agreement and executed a related stipulation and payment terms agreement stemming from a legal action by the former Chief Strategy Officer for improper termination (See Note 16). All claims against the former Chief Strategy Officer have been dismissed. The plaintiff agreed to accept $600,000 in payments. The first scheduled payment of $200,000 was made on December 20, 2018 in accordance with the settlement terms. Twelve monthly payments of approximately $33,333 are due starting on January 15, through December 15, 2019. As of September 30, 2018 the Company recorded $600,000 as accrued expense of which $500,000 was expensed during the fiscal year 2018.

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

On November 13, the Company issued a convertible promissory note for $90,000 to a vendor in settlement of past due amounts due for services. The note bears interest at 5%, matures on June 30, 2019 and is convertible into the Company’s common stock at 50% of the lowest closing bid price during the 20 trading days immediately preceding the notice of conversion.

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

(3) Paulo Ferro was terminated as our Chief Strategy Officer on July 7, 2017.

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

The column entitled “Percentage of Class” is based on 1,044,146,518 shares of common stock outstanding as of December 21, 2018. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of December 21, 2018 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

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

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees or Tax Fees.

Pre-Approval Policies and Procedures.

Our Board of Directors pre-approved all services to be provided by Salberg& Company P.A.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(2) ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

(3)	List of Exhibits

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Incorporation of BANTEK, INC. (f/k/a DRONE USA, INC.) (incorporated by reference herein to Exhibit 3.1 to the Company’s Form 10 filed with the SEC on May 8, 2017).

3.2	Amended and Restated Bylaws BANTEK, INC. (f/k/a DRONE USA, INC.) (incorporated by reference herein to Exhibit 3.2 to the Company’s Form 10 filed with the SEC on May 8, 2017).

3.3	Certificate of Amendment to the Certificate of Incorporation filed April 27, 2016 (incorporated by reference herein to Exhibit 3.3 to the Company’s Form 10 filed with the SEC on May 8, 2017).

4.1	Specimen Stock Certificate evidencing the shares of Common Stock (incorporated by reference herein to Exhibit 4.1 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.1	BANTEK, INC. (f/k/a DRONE USA, INC.) 2016 Stock Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.2	Senior Secured Revolving Credit Facility Agreement (the “Credit Facility”) with TCA Global Credit Master Fund, L.P., dated September 13, 2016 (incorporated by reference herein to Exhibit 10.2 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.3	Stock Purchase Agreement among Paul Charles Joy II, Trustee of the Paul C. Joy and Kathryn B. Joy Trust-Fund B, Kathryn Blake Joy, Trustee of the Paul C. Joy and Kathryn B. Joy Trust-Fund C, Howco Distributing Co. and Drone USA, LLC, dated August 4, 2016 (incorporated by reference herein to Exhibit 10.3 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.4	Joint Venture Agreement dated June 1, 2016 between BANTEK, INC. (f/k/a DRONE USA, INC.) and BRVANT (incorporated by reference herein to Exhibit 10.4 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.5	Howco Lease Agreement dated April 28, 2009., as amended (incorporated by reference herein to Exhibit 10.8 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.6	TCA Engagement Agreement dated March 28, 2017 (incorporated by reference herein to Exhibit 10.9 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.7	Sublease Agreement dated November 17, 2016 Between Empirical Systems Aerospace, Inc. and BANTEK, INC. (f/k/a DRONE USA, INC.) (incorporated by reference herein to Exhibit 10.12 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.8	Manufacturing Agreement dated November 2016 between Empirical Systems Aerospace, Inc. and BANTEK, INC. (f/k/a DRONE USA, INC.) (incorporated by reference herein to Exhibit 10.13 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.9	Employment Agreement dated July 1, 2016 between Michael Bannon and BANTEK, INC. (f/k/a DRONE USA, INC.) (incorporated by reference herein to Exhibit 10.14 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.10	Employment Agreement dated March 29, 2017 between Matthew Wiles and Howco Distributing Co. (incorporated by reference herein to Exhibit 10.17 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.11	Settlement Agreement dated August 18, 2016 between Rockwell Capital Partners, Inc. and BANTEK, INC. (f/k/a DRONE USA, INC.) (incorporated by reference herein to Exhibit 10.20 to the Company’s Amendment Form 10 filed with the SEC on June 27, 2017).

10.12	Equity Exchange Agreement dated January 26, 2016 between Texas Wyoming Drilling, Inc., Drone USA, LLC, the members of Drone USA, LLC and Margaret Cadena (incorporated by reference herein to Exhibit 10.21 to the Company’s Amendment to the Form 10 filed with the SEC on June 27, 2017).

10.13	Agreement dated September 2016 between the Portuguese Government, the National Aviation Authority of Portugal and Aeroportos de Portugal and BANTEK, INC. (f/k/a DRONE USA, INC.) (incorporated by reference herein to Exhibit 10.22 to the Company’s Amendment to the Form 10 filed with the SEC on June 27, 2017).

10.14	Securities Purchase Agreement dated October 25, 2017 between BANTEK, INC. (f/k/a DRONE USA, INC.) and Crown Bridge Partners, LLC ((incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2017).

10.15	Convertible Promissory Note dated October 25, 2017 Issued by BANTEK, INC. (f/k/a DRONE USA, INC.) to Crown Bridge Partners, LLC (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2017).

21.1	Subsidiaries (incorporated by reference herein to Exhibit 21 to the Company’s Form 10 filed with the SEC on May 8, 2017).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 6, 2019.

BANTEK, INC. (F/K/A DRONE USA, INC.)

By:	/s/ Michael Bannon
Name:	Michael Bannon
Title:	Chief Executive Officer / Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)

/s/ Michael Bannon
Director

/s/ Matthew Wiles
Director

/s/ Rodrigo Kuntz Rangel
Director

/s/ Jeffery L. Garon
Director