Form 10-Q
period 2018-12-31
Bantek Inc.
filed 2019-02-14
CIK 1704795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 000-55789

BANTEK, INC. (f/k/a Drone USA, INC.)

(Exact Name of Registrant as Specified in Its Charter)

Delaware	30-0967943
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

330 Changebridge Road Pine Brook, NJ	06516
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,398,309,913 shares as of February 13, 2019.

BANTEK, INC (f/ka/aDRONE USA, INC.)

Form 10-Q

December 31, 2018

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2018	2018
	(Unaudited)

ASSETS
Current Assets
Cash	$150,693	$108,446
Accounts receivable	990,575	1,615,582
Inventory, net of reserves	307,158	533,106
Prepaid expenses and other current assets	118,986	194,587

Total Current Assets	1,567,412	2,451,721

Property and equipment, net	13,531	15,597

Long-term Assets
Goodwill	2,410,335	2,410,335
Tradename	760,000	760,000
Customer list, net	449,036	515,285

Total Long-term Assets	3,619,371	3,685,620

Total Assets	$5,200,314	$6,152,938

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$3,471,626	$4,113,812
Accrued expenses	965,584	2,046,149
Convertible notes payable - net of discounts and premium	2,003,359	6,943,741
Note payable - seller	900,000	900,000
Convertible note payable - related party officer	-	27,670
Note payable	-	125,000
Line of credit - bank	45,915	45,915
Settlements payable	494,284	161,255
Derivative liability	198,205	258,296

Total Current Liabilities	8,078,973	14,621,838

Long-term Liabilities:
Convertible note payable, net of current portion	5,696,089	-
Convertible note payable – related party affiliate	688,444	688,444
Convertible note payable - related party officer	46,670	-
Note payable – related party officer	400,000	-

Total Long-term Liabilities	6,831,203	688,444

Total Liabilities	14,910,176	15,310,282

Commitments and Contingencies (Note 15)

Stockholders’ Deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, Series A preferred stock - no par value, 250 shares designated, issued and outstanding	-	-
Common stock - $0.0001 par value, 1,500,000,000 shares authorized, 1046,868,825 and 767,160,077 shares issued at December 31, 2018 and September 30, 2018, respectively.	104,686	76,716
Additional paid-in capital	10,882,286	10,397,232
Accumulated deficit	(20,696,834)	(19,631,292)

Total Stockholders’ Deficit	(9,709,862)	(9,157,344)

Total Liabilities and Stockholders’ Deficit	$5,200,314	$6,152,938

See accompanying notes to unaudited condensed consolidated financial statements

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,
	2018	2017

Sales	$3,752,458	$4,433,060

Cost of Goods Sold	3,377,539	$4,141,893

Gross Profit	374,919	291,167

Operating Expenses:
Selling, general, and administrative expenses	868,938	820,762
Amortization and depreciation	68,314	66,250

Total Operating Expenses	937,252	887,012

Loss from Operations	(562,333)	(595,845)

Other Income (Expenses):
Derivative liability expense	(24,112)	(18,013)
Loss on debt extinguishment	(14,057)
Gain on settlement	-	33,361
Other income	12
Interest and financing costs	(465,052)	(720,076)

Total Other Expenses	(503,209)	(704,728)

Net Loss before Provision for Income Tax	(1,065,542)	(1,300,573)

Provision for Income Tax	-	-

Net Loss	$(1,065,542)	$(1,300,573)

Basic and Diluted Loss Per Share	(0.001)	(0.03)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	945,641,186	43,121,105

See accompanying notes to unaudited condensed consolidated financial statements

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(UNAUDITED)

For the Three Months ended December 31, 2018

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2018	250	-	767,160,077	$76,716	$10,397,232	$(19,631,292)	$(9,157,344)
Share-based compensation	-	-	-	-	66,823	-	68,823
Shares issued for warrant exercise	-	-	35,420,168	3,542	64,690	-	68,232
Shares issued for conversion of notes	-	-	244,288,580	24,428	277,603		302,031
Reclassification to APIC for 3(a)(10) debt settlement	-	-	-	-	75,938		75,938
Net loss for the three months ended December 31, 2018	-	-	-	-	-	(1,065,542)	(1,065,542)
Balance, December 31, 2018 (Unaudited)	250	$-	1,046,868,825	$104,686	$10,882,286	$(20,696,834)	$(9,709,862)

For the Three Months ended December 31, 2017

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2017	250	-	43,104,692	$4,311	$7,442,028	$(13,856,425)	$(6,410,086)
Share-based compensation	-	-	-	-	189,267	-	189,267
Warrant issued for debt issuance costs	-	-	-	-	12,508	-	12,508
Shares issued for service	-	-	20,000	2	3,948		3,948
Net loss for the three months ended December 31, 2017	-	-	-	-	-	(1,300,573)	(1,300,573)
Balance, December 31, 2017 (Unaudited)	250	-	43,124,692	$4,313	$7,647,751	$(15,156,998)	$(7,504,934)

See accompanying notes to these condensed unaudited financial statements.

BANTEK, INC. (F/K/A DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(1,065,542)	(1,300,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	68,315	66,250
Amortization of debt discounts	65,500	214,422
Accretion of premium on convertible note	208,000	240,550
Share-based compensation expense	150,957	236,997
Derivative expense	24,112	18,013
Fee notes issued	55,500	-
Loss on debt extinguishment	14,057	-
Changes in operating assets and liabilities:
Accounts receivable	625,007	(207,390)
Inventory	257,763	52,513
Prepaid expenses and other current assets	(1,530)	24,957
Accounts payable and accrued expenses	(999,486)	165,259
Settlements payable	220,594	-

Cash Used in Operating Activities	(376,753)	(489,002)

Cash Flows from Financing Activities:
Net proceeds from convertible notes payable	-	377,000
Cash financing costs	-	-
Net proceeds from note payable, related party	400,000	232,500
Repayment of line of credit	-	(2,109)
Proceeds from lines of credit - related parties	19,000	-
(Repayment of) proceeds from loan payable - related party	-	(89,500)

Cash Provided by Financing Activities	419,000	517,891

Net Increase (Decrease) in Cash	42,247	28,889

Cash - beginning of period	108,446	152,492

Cash - end of period	$150,693	$181,381

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$116,939	$115,075

Noncash financing and investing activities:
Increase in prepaid expenses and accrued expenses	$-	$70,000
Issuance of convertible note for settlement of accounts payable	90,000	-
Reclassification of convertible note accrued interest to principal	537,643	-
Reclassification of accrued bonus to settlement payable	112,435
Issuance of convertible debt for deferred financing costs	-	65,000
Reclassification of debt premium upon conversion	$30,618	$-
Common stock issued for exercise of warrants/ Issuance for debt issuance costs	$68,232	$12,508
Initial derivative liability	$78,471	$79,000
Issuance of common stock for conversion of convertible notes and accrued interest	$245,640	$-
	62,500
Debt discounts on notes	$-	140,500

See accompanying notes to unaudited condensed consolidated financial statements

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the three months ended December 31, 2018, the Company has incurred a net loss of $1,065,542 and used cash in operations of $376,753. The working capital deficit, stockholders’ deficit and accumulated deficit was $6,511,561, $9,709,862 and $20,696,834, respectively, at December 31, 2018. Furthermore, on April 13, 2017 the Company received a default notice on its payment obligations under the senior secured credit facility agreement (see Note 10), defaulted on its Note Payable – Seller in September 2017, and as of December 31, 2018 has received demands for payment of past due amounts from several consultants and service providers. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has been implementing cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and has restructured its secured obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for bad debt on accounts receivable, reserves on inventory, valuation of goodwill and intangible assets for impairment analysis, valuation of stock based compensation, the valuation of derivative liabilities and the valuation allowance on deferred tax assets.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

	At December 31, 2018			At September 30, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative Liability	—	—	$198,205	—	—	$258,296

A rollforward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at September 30, 2018	$258,296

Fair Value of derivative related to assignment and restatement of note	78,471
Reduction of derivative recorded as gain on extinguishment upon conversions	(78,471)
Warrant exercise (partial)	(68,232)
Fair Value adjustment - warrants	8,734
Fair Value adjustments – convertible note	(593)
Balance at December 31, 2018	$198,205

The warrants were issued to a convertible note holder in November and December 2017 and initially determined to be equity instruments and recorded as note discount and as additional paid in capital. On June 4, 2018 the anti-dilutive provision of the warrants took effect and based on the new conversion formula management determined the warrant became a derivative liability and reclassified the Fair Value on June 4, 2018 from additional paid-in capital to derivative liability with fair market value changes recognized in operations for each reporting date. See note 12.

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

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

Property & Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Certain items classified as inventory during the second fiscal quarter of 2018 have been reclassified to Property and Equipment. These assets are fully operational drones used as demonstration units and were put into such use since acquisition. The units were all acquired during the year ended September 30, 2018 and each unit exceeds management’s threshold for capitalization of $2,000 for a single unit. The Company depreciates these demonstration units over a period of 3 years using an accelerated method. Depreciation expense was $2,065 and $0 for the three months ended December 31, 2018 and 2017 respectively.

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

Revenue Recognition

Effective October 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers, which is effective for public business entities with annual reporting periods beginning after December 15, 2017. This new revenue recognition standard (new guidance) has a five step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The impact of the Company’s initial application of ASC 606 did not have a material impact on its financial statements and disclosures and there was no cumulative effect of the adoption of ASC 606.

The Company sells a variety of products to government entities. The purchase orders received specifies each item and its manufacturer, the Company only needs to fulfill the performance obligation by shipping the specified items. No other performance obligation exist under the terms of the contracts. The Company recognizes revenue for the agreed upon sales price when the product is shipped to the customer, which satisfies the performance obligation.

The Company sells drones and related products manufactured by third parties to various parties. The Company also offers technical services related to drone utilization. The Company began offering insulation jackets for commercial and government facilities to insulate and monitor heating and cooling equipment. Contracts for drone related products and services and insulating jacket related sales will be evaluated using the five step process outline above. There has been no material sales for drone products and services for which full compliance with performance obligations has not been met. Sales of insulation jackets have not yet commenced. Upon significant sales for drone products and services and insulation jackets, the Company will disaggregate sales by these lines of business and within the lines of business to the extent that the product or service has different revenue recognition characteristics.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

As of October 1, 2018 the Company has early adopted ASU 2018-7 Compensation-Stock Compensation which conforms the accounting for non-employees to the accounting treatment for employees. The new standard replaces using a fair value as of each reporting date with use of the calculated fair value as of the grant date. The implementation of the standard provides for the use of the fair market value as of the adoption date, rather than using the value as of the original grant date. Therefore the values calculated and reported at September 30, 2018 become a proxy for the grant date value. The Company utilizes the Black-Sholes option pricing model and uses the simplified method to determine expected term because of lack of sufficient exercise history. There was no cumulative effect on the adoption date.

Shipping and Handling Costs

The Company has included freight-out as a component of cost of sales, which is not considered material for separate disclosure as it is typically less than 1% of cost of goods sold.

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

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

 (Unaudited)

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of December 31, 2018, 18,505,000 options were outstanding of which 9,073,000 were exercisable, 136,083,627 warrants were outstanding of which 136,083,627 were exercisable, and related party convertible debt and accrued interest totaling $872,432 was convertible into 785,974,775 shares of common stock. Additionally, as of December 31, 2018, the outstanding principal balance, including accrued interest of the third party convertible debt, totaled $6,195,802 and was convertible into 10,670,340,897 shares of common stock. It should be noted that contractually the limitations on these notes limit the number of shares converted to 425,147,386. The total dilutive potential shares of 11,601,472,299 exceed the number of common shares authorized and unissued. As of December 31, 2018 and 2017, potentially dilutive securities consisted of the following:

	December 31, 2018	December 31, 2017
Stock options	9,073,000	44,351,200
Warrants	136,083,627	600,000
Related party convertible debt and accrued interest	785,974,775	4,527,184
Third party convertible debt (including senior debt)	10,670,340,897	34,567,604
Contingent liability – advisory fees	-	4,944,667
Total	11,601,472,299	88,990,655

 Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. As of December 31, 2018, the Company did not report any segment information since the Company only generated sales from its subsidiary, Howco.

Recent Accounting Pronouncements

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

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable at December 31 and September 30, 2018 is as follows:

	December 31, 2018	September 30, 2018
Accounts receivable	$990,575	$1,615,582
Reserve for doubtful accounts	-	-
	$990,575	$1,615,582

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

 (Unaudited)

NOTE 4 - INVENTORY

At December 31 and September 30, 2018, inventory consists of finished goods and was valued at $307,158 and $533,106, respectively.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

At December 31, and September 30, 2018, the carrying amount of goodwill amounted to $2,410,335 and $2,410,335, respectively. On September 30, 2017, the Company adopted ASU 2017-04 which revises the method of conducting an impairment test for goodwill.

At December 31 and September 30, 2018, the carrying amount of tradename amounted to $760,000 and $760,000, respectively.

At December 31, and September 30, 2018, intangible assets other than goodwill and tradename consisted of:

	December 31, 2018	September 30, 2018
Customer list	$1,060,000	$1,060,000
Less: accumulated amortization	(610,964)	(544,715)

	$449,036	$515,285

The customer list is being amortized over 48 months from the acquisition date. Amortization expense for the three months ended December 31, 2018 and 2017 was $66,249 and $66,249, respectively.

Future amortization expense of the customer list is as follows:

For the Years Ending September 30,
2019	$198,751
2020	250,285
Total	$449,036

The Company conducted its goodwill and its intangible assets impairment test as of December 31, 2018 and determined that no impairment was required as the asset values were supported by the historical, current and projected net income and positive cash flows of the component holding the goodwill and intangible assets, the Company’s subsidiary, Howco.

NOTE 6 - LINE OF CREDIT - BANK

The Company has a revolving line of credit with a financial institution, which balance is due on demand and principal payments are due monthly at 1/60 th of the outstanding principal balance. This revolving line of credit is in the amount of $50,000, and is personally guaranteed by the Company’s Chief Executive Officer (“CEO”). The line bears interest at a fluctuating rate equal to the prime rate plus 4.25%, which at December 31, 2018 and September 30, 2018 was 9.75% and 9.25%, respectively. As of December 31, 2018, the balance of the line of credit was $45,915 with $4,085 available.

NOTE 7 - SETTLEMENTS PAYABLE

On July 20, 2018, the Company entered into a settlement agreement with a collection agent for American Express relating to $127,056 of past due charges. The agreement provides for initial payment of $12,706, the monthly payments of $6,500 and final payment on January 27, 2020 of $3,850. The amount due at December 31, 2018 was $81,850.

On November 13, 2018 the Company and a vendor agreed to settle $161,700 in past due professional fees for a convertible note in the amount of $90,000. The note (also discussed below) bears interest at 5% and matures in July 2019 and has a fixed discount conversion feature. The balance accrued as accounts payable of $71,700 is subject to a final waiver expected from the vendor that will allow a gain on debt extinguishment to be recognized.

On November 27 2018 the Company reached an agreement and executed a related stipulation and payment terms agreement stemming from a legal action by the former Chief Strategy Officer for improper termination. The plaintiff agreed to accept $600,000 in payments. The first scheduled payment of $200,000 was made on December 20, 2018 in accordance with the settlement terms. Twelve monthly payments of approximately $33,333 are due starting on January 15, through December 15, 2019. The Company recorded $600,000 as accrued expense of which $500,000 was expensed during the fiscal year 2018. The balance at December 31, 2018 is $412,435, which includes expected employer payroll taxes due as payments are made.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

 (Unaudited)

NOTE 8 - NOTE PAYABLE – SELLER

In connection with the acquisition of Howco in September 2016, the Company issued a note payable in the amount of $900,000 to the sellers of Howco. The note matured on September 9, 2017 and bears interest at 5.50% per annum. The note requires payment of unpaid principal and interest upon maturity. The note is secured by all assets of Howco Distribution Co. and subordinated to the Senior Secured Credit Facility discussed below. The note is currently in default and the default interest rate is 8% per annum. At December 31, 2018 and September 30, 2018, accrued interest on this note amounted to $144,027 and $125,682, respectively.

NOTE 9 - NOTES PAYABLE – RELATED PARTIES

The Company has an $840,000 convertible note payable (“Note 1”) to a related party entity controlled by the Company’s CEO. Note 1 bears interest at an annual rate of 7% with an original maturity date of June 11, 2017 which has been extended to June 11, 2022, at which time all unpaid principal and interest is due. The holder of Note 1 has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. As of December 31 and September 30, 2018, Note 1 has not been converted and the balance of the note was $688,444 and $688,444, and accrued interest was $138,115 and $125,968, respectively. This note is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula.

The Company has a convertible note payable (“Note 2”) with the Company’s CEO. Note 2 bears interest at an annual rate of 7% with a maturity date of December 31, 2017, at which time all unpaid principal and interest was due. On December 15, 2017 the due date was extended to July 2, 2018 and then in July, 2018, the due date was extended to June 30, 2019, on December 23, 2018 the maturity date of the note was extended to September 23, 2024. The holder of Note 2 has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. During the three months ended December 31, 2018, the Company borrowed $19,000 on this note. As of December 31, 2018 and September 30, 2018, Note 2 has not been converted, the balance was $46,670 and $27,670, and accrued interest was $11,845 and $11,350, respectively. This note is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula.

On December 20, 2018 the Company issued a, non-convertible promissory note to the CEO for $400,000. The note bears interest at 12% per annum, matures in 5 years on January 7, 2024 and requires monthly payment of interest and principal of $5,000 with a balloon payment at maturity. The accrued interest balance was $1,315 as of December 31, 2018.

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

In the event the lender makes additional loans under the Agreement, the Company agreed to pay additional advisory fees under similar terms as the $850,000 fee. As of September 30, 2018, the Company had issued 539,204 shares of common stock in satisfaction of the $850,000 advisory fee in accordance with the terms of the agreement, such shares being issued in September 2016. The proceeds from the sale of the 539,204 shares were supposed to be applied towards the $850,000 advisory fee due. Based upon the value of the shares, at the time the lender sells the shares, the Company may be required to redeem unsold shares for the difference between the $850,000 and the lender’s sales proceeds. Accordingly, the $850,000 was reflected as a current liability through December 31, 2017. In January 2018, in connection with a settlement agreement (see below), the accrued advisory fee was reclassified to the principal balance of the replacement Convertible Note. Through the date of the settlement agreement and through December 31, 2018, the lender had not reported any proceeds from the sale of these shares (see below). Prior to the settlement agreement in January 2018, notwithstanding anything contained in the Agreement to the contrary, in the event the Lender has not realized net proceeds from the sale of Advisory Fee Shares equal to at least the Advisory Fee by the earlier to occur of: (A) the twelve (12) month anniversary of the Effective Date; (B) the occurrence of an Event of Default; or (C) the Maturity Date, then at any time thereafter, the Lender shall have the right, upon written notice to the Borrower, to require that the Borrower redeem all Advisory Fee Shares then in Lender’s possession for cash equal to the Advisory Fee, less any cash proceeds received by the Lender from any previous sales of Advisory Fee Shares, if any. In the event such redemption notice is given by the Lender, the Borrower shall redeem the then remaining Advisory Fee Shares in Lender’s possession for an amount of Dollars equal to the Advisory Fee, less any cash proceeds received by the Lender from any previous sales of Advisory Fee Shares, if any, payable by wire transfer to an account designated by Lender within five (5) Business Days from the date the Lender delivers such redemption notice to the Borrower.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

 (Unaudited)

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

The Credit Agreement is hereby amended such that the Maturity Date is extended to January 13, 2019 (the “Extended Maturity Date”) for replacement Note B, while the Note A maturity date remained at March 13, 2018 but was due as of March 2017 due to the principal and interest payment default discussed above. Notwithstanding anything contained in this Agreement to the contrary, all Obligations owing by the Company and all other Credit Parties under the Credit Agreement, First Replacement Note B, and all other Loan Documents shall be paid in full by the Extended Maturity Date as follows: $52,500 per month from January 13, 2018 to December 13, 2018 and the remaining principal and accrued interest on January 13, 2019. Interest payments made since the amendment have totaled $283,440 and are therefore not in accord with that amendment. However TCA has received payments under the 3(a)(10) settlement (below) totaling $353,420 from January 13, 2018 and December 31, 2018.

On October 30, 2018, TCA the Company’s senior lender amended its credit facility which had been restructured in January 2018 when fees due for advisory and other matters along with accrued but unpaid interest were capitalized and separated into two notes, Note A having $1,000,000 principal and Note B having $4,788,642 both having the same maturity terms, interest rates and conversion rights. Under the current amendment total amounts outstanding under the notes along with accrued interest have been capitalized with the principal amount due of $6,018,192. The new note accrues interest on the principal balance at 12% per annum, includes amortization to the new maturity of December 15, 2020. The amortization payments credited toward the principal amount and accrued interest vary and include payments made under the 3(a)(10) settlement agreement with a third party related to Note A. Economically the total principal and accrued interest outstanding remain unchanged as reported in the consolidated balance sheet. All other terms including conversion rights and a make-whole provision in the case of a conversion shortfall remain the same as stated in the footnotes above. At December 31, 2018 the principal of the Note B portion was $5,326,285 and the Note A principal subject to the 3(a)(10) court order was $646,580.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

 (Unaudited)

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

As of December 31, 2018, there have been seven issuances under section 3(a)(10) of the Securities Act totaling 101,624,000 shares, which have been recorded at par value with an equal charge to additional paid-in capital. The value originally recorded as a liability remains in the convertible note balance, until these shares have been sold and reported to the Company by the lender as part of the Make-Whole provision at which time the proceeds value of such shares are reclassified to additional paid-in capital. During the three months ended December 31, 2018, proceeds of $45,320 were remitted to TCA by Livingston and applied to reduce the liability with corresponding credits to additional paid in capital. $30,618 of debt premium was credited to additional paid in capital in conjunction with the payments to TCA. At December 31, 2018 the balance of $646,580 along with related debt premium is included in convertible notes payable on the balance sheet.

On March 7, 2018 the Company entered into a placement agent and advisory agreement with Scottsdale Capital Advisors in connection with the Livingston liability purchase term sheet executed on November 15, 2017. The placement agent services fee amounted to $15,000 payable to Scottsdale Capital Advisors in the form of a convertible note. The note matures six months from the date of issuance and shall accrue interest at the rate of 10% per annum. The $15,000 note is convertible into shares of the Company’s common stock at a discount of 30% of the low closing bid price for the twenty trading days prior to the conversion and is not subject to any registration rights. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $6,429 with a charge to interest expense. The note has not been converted and the principal balance is $15,000 with $1,659 of accrued interest at December 31, 2018.

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

On November 9, 2017, the Company received a first tranche payment of $75,500 under the terms of a Securities Purchase Agreement dated October 25, 2017, with Crown Bridge Partners, LLC (“Crown Bridge”) under which the Company issued to Crown Bridge a convertible note in the principal amount of $105,000 and a five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.35 as a commitment fee which is equal to the product of one-third of the face value of each tranche divided by $0.35. Under the terms of the note Crown Bridge was to receive “right of first refusal” for any subsequent loans or notes to fund the Company. The Company violated this covenant when funding was received from other sources without offering Crown Bridge the opportunity to participate. On December 20, 2017 the Company cured this covenant violation by issuing 200,000 additional warrants have the same exercise price and terms of the original warrants. The warrants have full ratchet price protection and cashless exercise rights.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

 (Unaudited)

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

On June 1, 2018 the Company entered into a consulting and services arrangement with Livingston Asset Management. The arrangement provides for financial management services including accounting and related periodic reporting among other advisory services. Under the agreement the Company will issue to Livingston Asset Management Convertible Fee Notes having principal of $12,500, interest of 10% per annum, maturity of six or seven months. The notes are convertible into common shares at a discount of 50% to the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $12,500 with a charge to interest expense for each note. As of December 31, 2018 the following notes had been issued, of which the June1, July 1 and August 1, 2018 notes were fully converted by January 31, 2019:

June 1, 2018, $12,500 principal, maturing December 31, 2018 – fully converted;

July 1, 2018, $12,500 principal, maturing January 31, 2019 – fully converted;

August 1, 2018, $12,500 principal maturing January 31, 2019 fully converted;

September 1, 2018, $12,500 principal, maturing February 28, 2019;

October 1, 2018, $12,500 principal, maturing March 31, 2019;

November 1, 2018, $12,500 principal, maturing April 30, 2019; and

December 1, 2018, $12,500 principal, maturing May 31, 2019.

The notes were charged to professional fees for each corresponding service month. The Company has accounted for each of the Convertible Fee Notes as stock settled debt under ASC 480 and recorded a debt premium of $12,500 each with a charge to interest expense.

On August 29, 2018 the Company entered into an agreement with a legal firm to provide securities related and other legal services. Under the agreement the Company will issue convertible notes with varying principal amounts for services. The first note was issued on August 29, 2018 for $6,000, interest of 12%, and maturity date of February 28, 2018. The conversion feature allows for conversion into common shares at the lesser of: a) 70% of the share price on the date of the note; or b) 50% of the lowest bid price during the 30 trading days preceding the date of the notice of conversion. In connection with the issuance of this Note, the Company determined that the terms of the Note contain a conversion formula that caused variations in the conversion price resulting in the treatment of the conversion option as a bifurcated derivative to be accounted for at fair value. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives were determined using the Binomial valuation model. $10,435 was recognized as derivative liability with $6,000 charged to debt discount and $4,035 charged to derivative expense on issuance. The debt discount of $6,000 will be amortized to interest expense to the maturity date of the note. At December 31, 2018 the derivative fair value was determined to have decreased to $8,881. At December 31, 2018 $3,000 of debt discount was charged to interest expense and the balance was $2,000.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

 (Unaudited)

On September 4, 2018 and September 18, 2018 the Company issued additional convertible notes of $10,000 and $6,000 respectively for legal services to the same legal firm. The notes have 6 month maturities and 12% interest rates. The notes are convertible into common shares at a discount of 50% to the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premiums of $10,000 and $6,000 with a charge to interest expense for the notes. The notes were charged to professional fees during the month the notes were issued.

 On October 18, 2018 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $6,000 with a charge to interest expense for the notes. The note was charged to professional fees during the month the note was issued.

On November 18, 2018 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12% and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $6,000 with a charge to interest expense for the notes. The note was charged to professional fees during the month the note was issued.

On December 18, 2018 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12% and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $6,000 with a charge to interest expense for the notes. The note was charged to professional fees during the month the note was issued.

On November 13, 2018, the Company issued a convertible promissory note for $90,000 to a vendor in settlement of past due amounts due for services. The note bears interest at 5%, matures on June 30, 2019 and is convertible into the Company’s common stock at 50% of the lowest closing bid price during the 20 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $90,000 with a charge to interest expense for the notes. The original amount payable was reduced by $90,000 on the date the note was issued.

Note Amendments, Assignments and Restatements

On October 17, 2018 Porta Pellex assigned $62,500 of the principal balance of its note to Trillium Partners LP along with $7,500 of accrued interest, leaving an unpaid balance of $62,500 plus accrued interest on Porta Pellex’s original note. The assigned portion of the note was restated to provide for conversion of interest and principal into common shares at 50% discount to the lowest bid price over the 20 trading days prior to conversion notification. This modification was treated as a debt extinguishment. The modified note was treated as stock settled debt in accordance with ASC 480 and $62,500 was recorded as put premium with a charge to interest expense for the assigned and restated note. The Trillium Partners LP note principal and accrued interest was fully converted into 115,668,621 common stock by November 27, 2018.

On October 23, 2018 Porta Pellex assigned $62,500 of the remaining principal balance of its note to Jefferson Street Capital LLC along with $7,500 of accrued interest. The assigned portion of the note was restated to provide for conversion of interest and principal into common shares at the lower of: 50% discount to the lowest bid price over the 20 trading days prior to conversion notification; or 50% of the lowest bid price during the 20 trading days prior to the closing date of the related assignment. This modification was treated as a debt extinguishment. In connection with the issuance of this Note, the Company determined that the terms of the modified Note contain a conversion formula that caused variations in the conversion price resulting in the treatment of the conversion option as a bifurcated derivative to be accounted for at fair value. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of assignment and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives were determined using the Binomial valuation model. In connection with this Note, on the initial measurement date of October 23, 2018, the fair values of the embedded conversion option derivative of $78,471 was recorded as derivative liabilities, $15,971 was charged to current period operations as initial derivative expense, and $62,500 was recorded as a debt discount and is being amortized into interest expense over the expected holding period of the restated note. The Jefferson Street Capital LLLC note principal and accrued interest was fully converted into 128,619,959 shares of common stock by December 5, 2018. A net loss on debt extinguishment of $14,057 was recorded during the three months ended December 31, 2018.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

 (Unaudited)

The senior secured credit facility note balance and convertible debt balances consisted of the following at December 31, 2018 and September 30, 2018:

	December 31, 2018	September 30, 2018
Principal	$6,206,391	$5,568,566
Premiums	1,495,057	1,380,175
Unamortized discounts	(2,000)	(5,000)
	7,699,448	6,943,741
Non-current	(5,696,089)	-
Current	$2,003,359	$6,943,741

For the three months ended December 31, 2018 and 2017, amortization of debt discount on the above convertible notes amounted to $3,000 and $207,676, respectively.

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

World Market Ventures LLC converted principal of $61,481 and $6,657 of interest into 34,500,000 common shares on September 19, 2018 at the conversion price of $0.001975. The $61,481 of put premium was credited to additional paid in capital in conjunction with the conversion. $1,020 of principal and $1,020 of put premium are included in the convertible notes at December 31, 2018.

On October 17, 2018 Porta Pellex assigned $62,500 of the principal balance of its note to Trillium Partners LP along with $7,500 of accrued interest, leaving an unpaid balance of $62,500 plus accrued interest on Porta Pellex’s original note. The assigned portion of the note was restated to provide for conversion of interest and principal into common shares at 50% discount to the lowest bid price over the 20 trading days prior to conversion notification. The modification was treated as debt extinguishment. The modification was treated as stock settled debt in accordance with ASC 480 and $62,500 was recorded as put premium with a charge to interest expense. The assigned note was fully converted for common shares by November 27, 2018.

On October 20, 2018, the balance of the note principal of $62,500 due to Porta Pellex was in default. This default was cured when the final assignment to Jefferson Street Capital LLC was executed (see below).

On October 23, 2018 Porta Pellex assigned $62,500 of the remaining principal balance of its note to Jefferson Street Capital LLC along with $7,500 of accrued interest. The assigned portion of the note was restated to provide for conversion of interest and principal into common shares at the lower of: 50% discount to the lowest bid price over the 20 trading days prior to conversion notification; or 50% of the lowest bid price during the 20 trading days prior to the closing date of the related assignment. This modification was treated as a debt extinguishment. In connection with the issuance of this Note, the Company determined that the terms of the modified Note contain a conversion formula that caused variations in the conversion price resulting in the treatment of the conversion option as a bifurcated derivative to be accounted for at fair value. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of assignment and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives were determined using the Binomial valuation model. In connection with this Note, on the initial measurement date of October 23, 2018, the fair values of the embedded conversion option derivative of $78,471 was recorded as derivative liabilities, $15,971 was charged to current period operations as initial derivative expense, and $62,500 was recorded as a debt discount to be amortized into interest expense over the holding period of the restated note.

The assigned note was fully converted for common shares by December 5, 2018.

Following the assignments and conversions into common stock the Porta Pellex note balance was fully liquidated and $1,020 of principal remained in the form of a convertible note balance was held by World Market Ventures LLC as of December 31, 2018.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

 (Unaudited)

NOTE 12 - STOCKHOLDERS’ DEFICIT

Preferred Stock

As of December 31, 2018, the Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, with designations, voting, and other rights and preferences to be determined by the Board of Directors of which 4,999,750 remain available for designation and issuance.

As of December 31 and September 30, 2018, the Company has designated 250 shares of $0.0001 par value Series A preferred stock, of which 250 shares are issued and outstanding. These preferred shares have voting rights per shareholder equal to the total number of issued and outstanding shares of common stock divided by 0.99.

Common Stock

On April 17, 2018 the Company’s shareholders approved an increase in authorized common stock to 1,500,000,000 from 200,000,000, which became effective upon the filing of an amendment to the articles of incorporation with the State of Delaware on April 24, 2018. As of December 31, and September 30, 2018 there were 1,046,868,825 and 767,160,077 shares outstanding, respectively.

Stock Incentive Plan

The Company established its 2016 Stock Incentive Plan (the “Plan”) that permits the granting of incentive stock options and other common stock awards. The maximum number of shares available under the Plan is 100,000,000 shares. The Plan is open to all employees, officers, directors, and non-employees of the Company. Options granted under the Plan will terminate and may no longer be exercised (i) immediately upon termination of an employee or consultant for cause or (ii) one year after termination of employment, but not later than the remaining term of the option. As of December 31, 2018, 81,495,000 awards remain available for grant under the Plan.

Shares Issued for non-employee Services

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

On April 1, 2018, the Company entered into a one year oral management consulting agreement with an individual. In connection with this agreement, the Company issued 4,000,000 common shares to the consultant. Such shares were valued on the vesting dates of April 1, 2018 at $296,000, or $0.074 per share based on the quoted trading price. In connection with these shares, the Company has record prepaid professional fees of $295,600 to be recognized monthly as expense over the one-year term. There was $73,900 remaining as prepaid expense at December 31, 2018.

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

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

 (Unaudited)

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

Shares Issued Under 3(a)(10)

The Company issued common shares to Livingston Asset Management, pursuant to Replacement Note A and the related 3(a)(10) settlement (see Note 10).

Between March 14, 2018 and October 29, 2018, 101,624,000 common shares were issued and sold by Livingston, with 71,624,000 shares issued and sold through September 30, 2018, and the remaining 30,000,000 issued as of September 30, 2018 and sold as of November 22, 2018.

The shares of the Company’s common stock issued under section 3(a)(10) of the Securities Act, have been initially recorded at par value with an equal charge to additional paid-in capital and proceeds of $308,100 and pro rata note premium of $204,989 totaling $513,089 have been recorded as equity relating to these issued shares as of September 30, 2018 and proceeds of $45,320 and $30,618 of debt premium totaling $75,938 were recorded to equity in the three months ended December 31, 2018.

Common Stock Sold for Settlement Payment of 3(a)(10)

On November 22, 2018 Livingston Asset Management finalized sale of 30,000,000 shares of common stock and remitted a payment to TCA for $45,320 in partial settlement of TCA Note A under the terms of the 3(a)(10) agreement. The liability was reduced by $45,320. The principal reduction of $45,320 and related debt premium of $30,618 were recorded as additional paid in capital.

Shares Issued for Warrant Exercise

On October 17, 2018 Crown Bridge Partners was issued 35,420,168 common shares at $.0072, in exchange for 39,990,513 warrants surrendered. $68,232 was recorded as equity and derivative liabilities were reduced by $28,793.

Shares Issued for Conversion of Convertible Notes

Between November 1 and December 5, 2018 Jefferson Street Capital was issued 128,619,959 common for conversion of principal related to the Porta Pellex note assignment and restatement cited above. The note was converted at contracted rates and the shares issued had aggregate fair values on the conversion dates of $166,929. The note principal of $62,500, interest due of $7,500 fees of $4,400 were fully liquidated as a result of the conversions. Derivative liabilities of $78,471 were relieved to gain on debt extinguishment recorded as additional paid in capital, debt discount of $62,500 was amortized to interest expense and loss due to debt extinguishment of $14,057 was recorded.

Between November 6 and November 27, 2018 Trillium Partners LP was issued 115,668,621 common for conversion of $62,500 principal related to the Porta Pellex note assignment and restatement cited above. The note principal of $62,500, accrued interest or $7,500 and fees of $2,290 were fully liquidated as a result of the conversions. The note was converted at contracted rates. Debt premiums of $62,500 were recorded as additional paid in capital.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

 (Unaudited)

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

There were no options granted under the 2016 Stock Incentive Plan for the three months ended December 31, 2018.

For the three months ended December 31, 2018 and 2017, the Company recorded $66,823 and $189,267 of compensation and consulting expense related to stock options, respectively. Total unrecognized compensation and consulting expense related to unvested stock options at December 31, 2018 amounted to $551,555. The weighted average period over which share-based compensation expense related to these options will be recognized is approximately 2 years.

For the three months ended December 31, 2018 and year ended September 30, 2018, a summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2017	44,351,200	$0.21	9.27	$-	$-
Forfeited	(25,846,200)	0.20
Outstanding at September 30, 2018	18,505,000	.22	8.46	-	-
Outstanding at December 31, 2018	18,505,000	.22	7.18	-	-
Exercisable at December 31, 2018	9,073,000	$0.21	6.37	$-	$-

All options were issued at an options price equal to the market price of the shares on the date of the grant.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

 (Unaudited)

Warrants

On September 9, 2016, 500,000 5-year warrants exercisable at $0.01 per share were issued as part of the consideration for the Howco acquisition. These warrants were valued at aggregate of $180,000.

On November 9, 2017, the Company received a first tranche payment of $75,500 under the terms of a Securities Purchase Agreement dated October 25, 2017, with Crown Bridge under which the Company issued to Crown Bridge a convertible note in the principal amount of $105,000 and a five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.35 as a commitment fee which is equal to the product of one-third of the face value of each tranche divided by $0.35. On December 20, 2017 an additional 200,000 warrants were issued as a penalty and in order to entice Crown Bridge to waive its right of first refusal to provide additional financing under the terms of their convertible note. A debt discount of $44,036 was recorded for the relative fair market value of the total 300,000 warrants and amortized to interest expense as of September 30, 2018. The warrants have full ratchet price protection and cashless exercise rights (See Note10). The warrant includes an anti-dilution clause that was triggered on June 4, 2018. On June 4, 2018 an unrelated convertible note holder became entitled to convert their note into common shares at a 60% discount to the stock’s market price. The anti-dilution provision trigger entitled Crown Bridge to exercise its warrants under a formula that increased the number of common shares to 31,250,000 at a price of $.0036 per share. Due to the fact that the number of shares and exercise price can change due to market changes in the price of the common stock the Company has concluded to treat the warrants as derivatives and to revalue that derivative at each reporting date. Therefore a derivative liability of $261,484 with a charge to additional paid in capital was recorded on June 4, 2018. As of December 31, 2018 the warrant was revalued and the warrant holder is entitled to exercise its warrants for 136,083,627 common shares and the related derivative liability is $189,324.

For the three months ended December 31, 2018 and the year ended September 30, 2018, a summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2017	500,000	$0.01	2.94	$.36	$-
Granted	300,000
Anti Dilution	68,778,947	$0.00151	4.08	.0036	$185,822
Outstanding and exercisable at September 30, 2018	69,578,947	$0.00158	4.1	$-	$185,822
Exercised at October 17, 2018	(39,990,513)	$0.000158	4.1	$-	$28,793
Anti Dilution adjustment at December 31, 2018	106,995,193
Outstanding and exercisable at December 31, 2018	136,583,627

NOTE 13 - DEFINED CONTRIBUTION PLAN

In August 2016, Drone established a qualified 401(k) plan with a discretionary employer matching provision. All employees who are at least twenty-one years of age and no minimum service requirement are eligible to participate in the plan. The plan allows participants to defer up to 90% of their annual compensation, up to statutory limits. Employer contributions charged to operations for the three months ended December 31, 2018 and 2017 was $0 and $0, respectively.

The Company’s subsidiary, Howco, is the sponsor of a qualified 401(k) plan with a safe harbor provision. All employees are eligible to enter the plan within one year of the commencement of employment. Employer contributions charged to expense for the three months ended December 31, 2018 and 2017 was $3,519 and $0, respectively.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 33, 2018

 (Unaudited)

NOTE 14 - RELATED PARTY TRANSACTIONS

On October 1, 2016, the Company entered into employment agreements with two of its officers. The employment agreement with the company’s President and CEO provides for annual base compensation of $370,000 for a period of three years, which can, at the Company’s election, be paid in cash or Common Stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity a provision for the equivalent of 12 months’ base salary, and an additional one-time severance payment of $2,500,000 upon termination under certain circumstances, as defined in the agreement. The employment agreement with the Company’s Treasurer and CFO provides for annual base compensation of $250,000 for a period of three years, which can, at the Company’s election, be paid in cash or Company Common Stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity grants, a provision for the equivalent of 12 months’ base salary and an additional one-time severance payment of $1,500,000 upon termination under certain circumstances, as defined in the agreement. On July 10, 2017, the CFO of the Company who also a member of the Board resigned. Pursuant to the employment agreement, this employee is not eligible for the one-time severance payment of $1,500,000 and accordingly, the final balance of accrued wages due to this former CFO as of September 30, 2017 due of approximately $93,000 which is included in accrued expenses on the accompanying consolidated balance sheet at December 31, and September 30, 2018.

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters

On February 6, 2018 the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that the previous owners took excessive amounts of cash from the business prior to the close of the merger. On March 13, 2018 the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. The Company and the previous owners are in discussion to settle the matter as of December 31, 2018.

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

On January 29, 2018, the Company entered into a settlement agreement and mutual release with a vendor who had provided public relations and other consulting services whereby the Company shall pay to this vendor an aggregate amount of $60,000 of which $30,000 was paid on February 2, 2018. Additionally, the Company shall pay ten monthly payments of $3,000 per month beginning on February 29, 2018. Additionally, the vendor returned 400,000 common shares of the Company’s common stock which will be cancelled upon satisfaction of the liability. The liability is recorded at $21,000 as of December 31, 2018. The Company is in discussion with the vendor to address the past due amounts.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

 (Unaudited)

On November 13, 2018 the Company and a vendor agreed to settle $161,700 in past due professional fees for a convertible note in the amount of $90,000. The note bears interest at 5% and matures in July 2019 and has a fixed discount conversion feature. The accrued balance as accounts payable of $71,700 is subject to a final waiver from the vendor that will allow a gain on the debt extinguishment to be recognized. (see note 17)

During 2016, Company entered into an employment agreement with the Company’s former Chief Strategy Officer which provided for annual base compensation of $400,000 for a period of three years and provided for other additional benefits as defined in the agreement including a signing bonus of $100,000 payable during the first year of employment. During November 2018 the Company reached an agreement and executed a related stipulation and payment terms agreement stemming from the legal action by the former Chief Strategy Officer for improper termination. The plaintiff agreed to accept $600,000 in payments. The first scheduled payment of $200,000 was made on December 20, 2018 in accordance with the settlement terms. Twelve monthly payments of approximately $33,333 are due starting on January 15, through December 15, 2019. As of December 31, 2018 a balance of $412,435 remained as accrued expense which includes related employer payroll taxes expected to be incurred for future payments. (see note 17)

As of December 31, 2018, the Company has received demand for payment of past due amounts for services by several consultants and service providers.

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

Consulting Agreements

In June 2017, the Company entered into an agreement with an investment bank to provide placement agent services on an exclusive basis as it relates to a private placement (“the placement”). The agreement calls for the investment bank to receive 9% of the gross proceeds of the placement and 2.5% warrant coverage of the amount raised. The warrants shall entitle the investment bank to purchase securities of the Company at a purchase price equal to 110% of the implied price per share of the placement or 100% of the public market closing price of the Company’s common stock on the date of the placement, whichever is lower. The warrants shall have a term of five years after the closing of the placement. The agreement expired on September 30, 2017 but the terms of the agreement remains effective for previously introduced investors for capital raised during the year ended September 30, 2018. The investment bankers have not presented any claims under this agreement.

Lease Obligations

The Company entered into an agreement with a manufacturer in Pismo Beach, California. The agreement provides for certain services to be provided by the manufacturer as needed by the Company. The agreement has an initial term of three years with one year renewals. In connection with this agreement, the Company has agreed to sublease space based in San Luis Obispo, California from the manufacturer for the purposes of the development and manufacturing of unmanned aerial vehicles. The lease provides for base monthly rent of approximately $15,000 for the initial term to be increased to $16,500 per month upon extension. The lease term begins February 1, 2017 and expires January 31, 2019 with the option to extend the term an additional 24 months. However, the Company never took possession of the premises and in July 2017, the Company made a decision to not take possession of the premises. The Company is in default of the rent payments and had received verbal demand of payments. As of December 31, 2018, the Company has not made any of the required monthly rent payments in connection with this agreement. During fiscal 2017, the Company had expensed and accrued into accounts payable the remaining amounts due under the term of the lease for a total accrual of $360,000 pursuant to ASC 420-10-30. This balance remains accrued as of December 31, 2018 and 2017.

In May 2017, the Company extended Howco’s office lease through May 30, 2020. The lease requires monthly payments including base rent plus CAM with annual increases. Future minimum lease payments under non-cancelable operating leases at December 31, 2018 are as follows:

Years ending September 30,	Amount
2019	$60,137
2020	40,737
Total minimum non-cancelable operating lease payments	$100,874

For the three months ended December 31, 2018 and 2017, rent expense amounted to $14,513 and $14,565, respectively.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

 (Unaudited)

Purchase commitments

The Company entered into agreements to act as a distributor or dealer with third party drone suppliers. Some of these agreements require the Company to maintain certain levels of inventory of the supplier’s products. At December 31 and September 30, 2018 no inventory was required to be held under the terms of these arrangements.

Profit Sharing Plan (for Howco)

On April 13, 2018, Howco Distributing announced to its employees a Company-wide profit sharing program. In fiscal year 2018, Howco Distributing, will paid out ten-percent of the Company’s income before depreciation and amortization. The employee profit share is equal to their annual salary divided by the Company’s total annual payroll and multiplied by 10% of adjusted net income for the fiscal year. During the three months ended December 31, 2018 the employees earned approximately $6,000 under this plan.

NOTE 16 - CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At December 31, and September 30, 2018, cash in bank did not exceeded the federally insured limits of $250,000. The Company has not experienced any losses in such accounts through December 31, 2018.

Economic Concentrations

With respect to customer concentration, two customers accounted for approximately 54.6% and 13.1%, of total sales for the three months ended December 31, 2018. Four customers accounted for approximately 53%, 19%, 19% and 10%% of total sales for the three months ended December 31, 2017.

With respect to accounts receivable concentration, five customers accounted for 28.7%, 26.4%, 15.1%, 12.8% and 11.2% of total accounts receivable at December 31, 2018. Three customers accounted for approximately, 50%, 20% and 20% of total accounts receivable at September 30, 2018.

With respect to supplier concentration, three suppliers accounted for approximately 25.3%, 21.1% and 15.9% of total purchases for the three months ended December 31, 2018. One supplier accounted for approximately 39% of total purchases for the three months ended December 31, 2017.

With respect to accounts payable concentration, two suppliers accounted for approximately 20.8% and 15.8% of total accounts payable at December 31, 2018. Three suppliers accounted for approximately 18%, 13% and 11% of total accounts payable at September 30, 2018.

With respect to foreign sales, it totaled approximately $4,863 for the three months ended December 31, 2018. Foreign sales totaled approximately $27,000 for the three months ended December 31, 2017.

NOTE 17 - SUBSEQUENT EVENTS

On February 5, 2019, the Company filed Form Pre 14C with the SEC following majority shareholder approval on January 30, 2019 to increase the number of authorized common shares from 1,500,000,000 to 6,000,000,000. The filing should become definitive on February 24, 2019 when a Form Def 14C is filed.

On February 11, 2019, the Supreme Court of the State of New York issued a summons to the former CFO of the Company, to appear before the court to answer the Company’s complaint seeking payment under a personal guarantee of the defendant to provide half of any compensation paid to the former Chief Strategy Officer. The Company is seeking $300,000 from the defendant relating to the November 27, 2018 settlement agreement with the former Chief Strategy Office for $600,000.

On February 13, 2019, the Company received waiver and release arising from a vendor settlement of past due amounts due of $161,681 for the $90,000 convertible note issued to the vendor on November 13, 2018. The Company will immediately recognized a gain on extinguishment of debt in the amount of $71,681.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

 (Unaudited)

Convertible Notes Issued

On January 1, 2019 the Company issued a convertible promissory note for $12,500 to Livingston Asset Management under the services agreement mentioned above. The note bears interest at 10%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

 On January 18, 2019 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

On February 1, 2019 the Company issued a convertible promissory note for $12,500 to Livingston Asset Management under the services agreement mentioned above. The note bears interest at 10%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

Related Party Promissory Note Issued

On January 19, 2019 the Company issued a, promissory note to the CEO for $200,000. The note bears interest at 12% per annum, matures in 5 years on September 23, 2021.

Common Shares Issued for Convertible Notes

On January 8, 2019, Livingston Asset Management, LLC converted $9,000 of principal, $682 of accrued interest and $1,145 in fees for the fee note issued June 1, 2018 for 45,306,040 at the contracted price of $0.00025. The unliquidated balance of the fee note was $3,000 following the conversion.

On January 18, 2019, Livingston Asset Management converted $3,000 of the remaining principal balance, $24 of accrued interest and $1,145 in fees for the fee note issued June 1, 2018 and $12,500 of principal, $678 of accrued interest and $1,145 in fees from the fee note issued July 1, 2018 for total of 73,967,680 shares of common stock at the contracted price of $0.00025. The note was fully liquidated following the conversion.

On February 11, 2019, Livingston Asset Management submitted a conversion notice to convert $12,500 of principal, $654 of accrued interest and $1,145 in fees from the fee note issued August 1, 2018, for 47,663,700 at the contracted price of $0.0003.

Common Shares Issued under 3(a)(10)

On February 4, 2019 the Company issued 119,455,000 common shares to Livingston Asset Management under the 3(a)(10) agreement which are offered for sale to settle the Company’s obligation to its senior secured note holder.

Warrant Exercises

On January 4, 2019 Crown Bridge Partners exercised warrants for 52,100,526 common shares at $.0002, using the cashless formula as per the agreement.

On January 30, 2019 Crown Bridge Partners exercised warrants for 60,611,842 common shares at $.00024, using the cashless formula as per the agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on the amended Form 10-K for the fiscal year ended September 30, 2018, as filed with the SEC on February 7, 2019.

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

Overview

Bantek, Inc. is a UAV and related services and technology company that intends to engage in , testing and distribution, of advanced low altitude UAV systems, services and products. Bantek, Inc. also provides product procurement, distribution, and logistics services through its wholly-owned subsidiary, Howco Distributing Co., to the United States Department of Defense and Defense Logistics Agency. The Company has operations Vancouver, Washington. The Company continues to seek strategic acquisitions and partnerships with UAV firms that offer superior technologies in high-growth markets, as well as acquisitions and partnerships with firms that have complementary technologies and infrastructure.

Liquidity and Capital Resources

As of December 31, 2018, we had $1,567,411 in current assets, including $150,693 in cash, compared to $2,451,721 in current assets, including $108,446 in cash, at September 30, 2018. Current liabilities at December 31, 2018, totaled $8,078,973 compared to $14,621,838 at September 30, 2018. The decrease in current assets from September 30, 2018 to December 31, 2018 is primarily due to decreases in accounts receivable of $625,007, inventory of $225,948 and prepaid expenses of $75,601, slightly offset by an increase in cash of approximately $42,000. The decrease in current liabilities from September 30, 2018 to December 31, 2018 is primarily due to the decrease in convertible notes payable of approximately $4,945,000 primarily due to restructuring of note terms to long term, decreases in accounts payable of approximately $642,000, decrease of accrued expenses of $1,081,000, decrease in note payable of $125,000 and decrease in derivative liabilities of approximately $60,000. The decreases were slightly offset by an increase in settlements payable of approximately $333,029. While we have revenues as of this date, no significant UAV revenues are anticipated until we have implemented our full plan of operations, specifically, initiating sales campaigns for our UAV platforms. We must raise cash to implement our strategy to grow and expand per our business plan. We anticipate over the next 12 months the cost of being a reporting public company will be approximately $250,000.

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

We anticipate our short-term liquidity needs to be approximately $6 million which will be used to settle our existing current liabilities and we expect gross profits of approximately $1,500,000. To meet these needs we intend to complete equity financing and refinance or restructure certain existing liabilities. Once this is completed, and we implement our sales and marketing plan to sell UAV products, we anticipate minimal long-term liquidity needs which we expect to meet through equity financing or short-term borrowings.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017
Net Cash Used in Operating Activities	$(376,753)	$(489,002)
Net Cash Provided by Financing Activities	$419,000	$517,891
Net Increase (Decrease) in Cash	$42,247	$28,889

Results of Operations

Three months Ended December 31, 2018 and 2017

We generated sales of $3,752,458 and $4,433,060 for the three months ended December 31, 2018 and 20176, respectively, a decrease of $680,602, or 15.3%. For the three months ended December 31, 2018 and 2017, we reported cost of goods sold of $3,377,539 and $4,141,893, respectively, a decrease of $764,354, or 18.5%. The decrease in sales and cost of goods sold for the 2018 period as compared to the 2017 period is due to our efforts to increase gross margins by reducing sales of lower margin products. Gross margins improved from 6.6% during the three months ended December 31, 2017 to 9.9% in same period in 2018.

For the three months ended December 31, 2017 and 2016, we reported selling, general, and administrative expenses of $868,938 as compared to $820,762, an increase of $48,176, or 5.9%. For the three months ended December 31, 2018 and 2017, selling, general, and administrative expenses consisted of the following:

	For the Three Months ended	For the Three Months ended
	December 31, 2018	December 31, 2017
Compensation and related benefits	$375,577	$480,617
Professional fees	353,264	223,233
Other selling, general and administrative expenses	140,097	116,912
Total selling, general and administrative expenses	$868,938	$820,762

The increase in selling, general, and administrative costs for the 2018 period as compared to the 2017 period was due increase in professional fees and in other selling, general and administrative partially offset by lower compensation related costs due to a reduction in employees.

For the three months ended December 31, 2018 and 2017, amortization expense amounted to $66,249 and $66,250, respectively, and related to the amortization of intangible assets. In the 2018 period depreciation expense was $2,065.

For the three months ended December 31, 2018 and 2017, other income (expense) amounted to $503,209 and $704,728, respectively, a decrease of $201,519, or 28.6%. The decrease was attributable to a decrease in interest and financing costs of $255,024, or 34.4%, primarily due to a decrease in interest rate for the senior secured convertible note, and the lower amortization of related discounts and accretion of premiums, a decrease in derivative expense of $6,099, offset by a net increase in losses on debt extinguishment on gains on settlement of $47,418.

As a result, we reported a net loss of $1,065,542, or $0.001 per common share, and $1,300,573, or $0.03 per common share, for the three months ended December 31, 2018 and 2017, respectively.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the three months ended December 31, 2018, the Company has incurred a net loss of $1,065,542 and used cash in operations of $376,753. The working capital deficit, stockholders’ deficit and accumulated deficit was $6,511,561, $9,709,862 and $20,696,834, respectively, at December 31, 2018. Furthermore, on April 13, 2017 the Company received a default notice on its payment obligations under the senior secured credit facility agreement (see Note 10), defaulted on its Note Payable – Seller in September 2017, and as of December 31, 2018 has received demands for payment of past due amounts from several consultants and service providers. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has been implementing cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and has restructured its secured obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

Revenue Recognition

Revenue from sales is recognized when performance obligations have been satisfied which is generally upon shipment of product to the customer. Provisions for returns and allowances are recorded in the period the sales occur. Payments received from customers prior to shipment of the product to them, are recorded as customer deposit liabilities.

Stock-Based Compensation

The cost of all share-based payments to employees and non-employees , including grants of restricted stock and stock options, is recognized in the consolidated financial statements based on their fair values measured at the grant date, or the date of any later modification, over the requisite service period. The Company recognizes compensation cost for unvested stock awards on a straight-line basis over the requisite vesting period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2018, our disclosure controls and procedures were not effective.

The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting. Currently there are no staff with knowledge of Generally Accepted Accounting Procedures on site at Howco. The current procedures and controls need to be improved for inventory accounting, period end financial closing and account analysis. Since the resignation of our former CFO in July 2017, we have not had a qualified in-house financial accounting expert to maintain our parent company and consolidation level books and records. To remediate this situation we have engaged outsourced accountants. On January 5, 2019 Jeffery L. Garon was appointed as CFO.

Changes in internal control over financial reporting

Other than the appointment of a new CFO on January 5, 2019, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In connection with the merger with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

In response to the Complaint we filed July 12, 2017 against a former employee in the United States District Court for the Central District of California (Case No. 2:17-cv-05124) seeking damages, the former employee filed an answer and counterclaim on July 31, 2017 seeking damages in the amount of $900,000 based on allegations of breach of the employment agreement by Bantek, Inc. as well as additional amounts based on alleged libel and a demand for punitive damages. We entered into a settlement agreement on November 27, 2018, whereby the Company will make payments totaling $600,000 beginning on December 20, 2018 and all of the Company claims have been dismissed.

A lawsuit has been filed against the Company in Supreme Court, Westchester County (Index No. 61772/2017), on August 9, 2017, in a case styled Porter , LeVay & Rose v. Drone USA, Inc . The complaint alleged two causes of action, one for goods and services furnished and one for an account stated, in the amount of $74,324.74. The plaintiff obtained a default judgment. The Company filed an Order to Show Cause to vacate the default judgment on the grounds that the service of the complaint was invalid. On February 14, 2018 the Company entered into a stipulation agreement with the investor relations firm which settled the amount due a $20,000 which was paid on February 16, 2018 and the Company recognized a gain on extinguishment of debt in the amount of $48,544.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Unregistered Securities

Through the issuance date of this Form 10Q the Company issued the following unregistered securities:

Shares Issued for Conversion of Convertible Notes

On November 1, 2018 Jefferson Street Capital was issued 30,000,000 common for conversion of principal related to the Porta Pellex note assignment and restatement.

On November 6, 2018 Trillium Partners LLC was issued 58,721,488 common shares for conversion of principal related to the Porta Pellex note assignment and restatement.

On November 6, 2018 Jefferson Street Capital was issued 32,307,692 common for conversion of principal related to the Porta Pellex note assignment and restatement.

On November 19, 2018 Jefferson Street Capital was issued 45,952,267 common shares for conversion of principal related to the Porta Pellex note assignment and restatement.

On November 27, 2018 Trillium Partners LLC was issued 56,947,133 common shares for conversion of principal related to the Porta Pellex note assignment and restatement. Following this conversion principal, interest and fees due were fully settled.

On December 5, 2018 Jefferson Street Capital was issued 20,360,000 common for conversion of principal related to the Porta Pellex note assignment and restatement. Following this conversion principal, interest and fees due were fully settled.

On January 8, 2019, Livingston Asset Management, LLC converted $9,000 of principal, $682 of accrued interest and $1,145 in fees for the fee note issued June 1, 2018 for 45,306,040 at the contracted price of $0.00025. The unliquidated balance of the fee note was $3,000 following the conversion.

On January 18, 2019, Livingston Asset Management converted $3,000 of the remaining principal balance, $24 of accrued interest and $1,145 in fees for the fee note issued June 1, 2018 and $12,500 of principal, $678 of accrued interest and $1,145 in fees from the fee note issued July 1, 2018 for total of 73,967,680 shares of common stock at the contracted price of $0.00025. The note was fully liquidated following the conversion.

On February 11, 2019, Livingston Asset Management submitted a conversion notice to convert $12,500 of principal, $654 of accrued interest and $1,145 in fees from the fee note issued August 1, 2018, for 47,663,700 at the contracted price of $0.0003.

Shares Issued for Warrant Exercises

On October 17, 2018 Crown Bridge Partners was issued 35,420,168 common shares at $.00072, using the cashless formula as per the agreement.

On January 4, 2019 Crown Bridge Partners exercised warrants for 52,100,526 common shares at $.0002, using the cashless formula as per the agreement.

On January 30, 2019 Crown Bridge Partners exercised warrants for 60,611,842 common shares at $.00024, using the cashless formula as per the agreement.

Shares Issued Under 3(a)(10)

The Company issued common shares to Livingston Asset Management, pursuant to Replacement Note A and the related 3(a)(10) settlement, as the shares issued were sold payments were remitted to TCA to liquidate the debt represented by Replacement Note A:

On November 22, 2018 Livingston Asset Management finalized sale of 30,000,000 shares of common stock and remitted a payment to TCA for $45,320 in partial settlement of TCA Note A under the terms of the 3(a)(10) agreement.

On February 4, 2019 the Company issued 119,455,000 common shares to Livingston Asset Management under the 3(a)(10) agreement which are offered for sale to settle the Company’s obligation to its senior secured note holder.

The shares of the Company’s common stock issued under section 3(a)(10) of the Securities Act, which have been recorded at par value with an equal charge to additional paid-in capital and which value has been recorded as a liability remaining in convertible note balance, until these shares have been sold and reported to the Company.

Convertible Debentures Issued Since September 30, 2018

On October 1, 2018 the Company issued a convertible promissory note for $12,500 to Livingston Asset Management under their services agreement. The note bears interest at 10%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

On November 1, 2018 the Company issued a convertible promissory note for $12,500 to Livingston Asset Management under their services agreement. The note bears interest at 10%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

On December 1, 2018 the Company issued a convertible promissory note for $12,500 to Livingston Asset Management under their services agreement. The note bears interest at 10%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

 On October 18, 2018 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $6,000 with a charge to interest expense for the notes. The note was charged to professional fees during the month the note was issued.

On November 18, 2018 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12% and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $6,000 with a charge to interest expense for the notes. The note was charged to professional fees during the month the note was issued.

On December 18, 2018 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12% and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $6,000 with a charge to interest expense for the notes. The note was charged to professional fees during the month the note was issued.

On November 13, 2018, the Company issued a convertible promissory note for $90,000 to a vendor in settlement of past due amounts due for services. The note bears interest at 5%, matures on June 30, 2019 and is convertible into the Company’s common stock at 50% of the lowest closing bid price during the 20 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $90,000 with a charge to interest expense for the notes. The original amount payable was reduced by $90,000 on the date the note was issued.

On January 1, 2019 the Company issued a convertible promissory note for $12,500 to Livingston Asset Management under the services agreement mentioned above. The note bears interest at 10%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

 On January 18, 2019 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

On February 1, 2019 the Company issued a convertible promissory note for $12,500 to Livingston Asset Management under the services agreement mentioned above. The note bears interest at 10%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

Note Amendments, Assignments and Restatements

On October 17, 2018 Porta Pellex assigned $62,500 of the principal balance of its note to Trillium Partners LP along with $7,500 of accrued interest, leaving an unpaid balance of $62,500 plus accrued interest on Porta Pellex’s original note. The assigned portion of the note was restated to provide for conversion of interest and principal into common shares at 50% discount to the lowest bid price over the 20 trading days prior to conversion notification. This modification was treated as a debt extinguishment. The Trillium Partners LP note principal and accrued interest was fully converted into115,668,621 common stock by November 27, 2018.

On October 23, 2018 Porta Pellex assigned $62,500 of the remaining principal balance of its note to Jefferson Street Capital LLC along with $7,500 of accrued interest. The assigned portion of the note was restated to provide for conversion of interest and principal into common shares at the lower of: 50% discount to the lowest bid price over the 20 trading days prior to conversion notification; or 50% of the lowest bid price during the 20 trading days prior to the closing date of the related assignment. This modification was treated as a debt extinguishment. The Jefferson Street Capital LLLC note principal and accrued interest was fully converted into 128,619,959 shares of common stock by December 5, 2018.

Related Party Promissory Note Issued

On December 20, 2018 the Company issued a, non-convertible promissory note to the CEO for $400,000. The note bears interest at 12% per annum, matures in 5 years on January 7, 2024. The funding from the note is being used for general corporate purposes.

On January 19, 2019 the Company issued a, promissory note to the CEO for $200,000. The note bears interest at 12% per annum, matures on September 23, 2021. The funding from the note is being used for general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANTEK, INC. (f/k/a DRONE USA, INC.)

Dated: February 14, 2019	By:	/s/ Michael Bannon
Michael Bannon
Chief Executive Officer (Principal Executive Officer)

/s/ Jeffery L. Garon
Jeffery L. Garon
Chief Financial Officer (Principal Financial Officer)