Form 10-Q
period 2019-03-31
Bantek Inc.
filed 2019-05-15
CIK 1704795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 2,111,584,863 shares outstanding as of May 10, 2019.

BANTEK, INC (f/ka/aDRONE USA, INC.)

Form 10-Q

March 31, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2019	2018
	(Unaudited)

ASSETS
Current Assets
Cash	$94,735	$108,446
Accounts receivable	1,002,261	1,615,582
Inventory, net of reserves	152,692	533,106
Prepaid expenses and other current assets	92,692	194,587

Total Current Assets	1,342,380	2,451,721

Property and equipment, net	26,010	15,597

Long-term Assets
Goodwill	2,410,335	2,410,335
Tradename	760,000	760,000
Customer list, net	382,788	515,285

Total Long-term Assets	3,579,133	3,685,620

Total Assets	$4,921,513	$6,152,938

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$3,269,208	$4,113,812
Accrued expenses	1,268,490	2,046,149
Convertible notes payable current portion net of discounts and premium	1,342,462	6,943,741
Note payable - seller	900,000	900,000
Current portion of notes payable - related party officer	90,000	-
Convertible note payable - related party officer	-	27,670
Note payable	-	125,000
Line of credit - bank	44,627	45,915
Settlements payable	374,785	161,255
Derivative liability	185,170	258,296

Total Current Liabilities	7,474,742	14,621,838

Long-term Liabilities:
Convertible note payable, net of current portion	6,266,217	-
Convertible note payable – related party affiliate	688,444	688,444
Convertible note payable - related party officer	109,670	-
Notes payable – related party officer	472,500	-

Total Long-term Liabilities	7,536,831	688,444

Total Liabilities	15,011,573	15,310,282

Commitments and Contingencies (Note 15)

Stockholders’ Deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, Series A preferred stock - no par value, 250 shares designated, issued and outstanding	-	-
Common stock - $0.0001 par value, 6,000,000,000 shares authorized, 1,851,217,313 and 767,160,077 shares issued at March 31, 2019 and September 30, 2018, respectively.	185,124	76,716
Additional paid-in capital	11,438,520	10,397,232
Accumulated deficit	(21,713,704)	(19,631,292)

Total Stockholders’ Deficit	(10,090,060)	(9,157,344)

Total Liabilities and Stockholders’ Deficit	$4,921,513	$6,152,938

See accompanying notes to unaudited condensed consolidated financial statements

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Sales	$2,659,917	$4,602,343	$6,412,375	$9,035,403

Cost of Goods Sold	2,372,555	3,946,076	5,750,094	8,087,969

Gross Profit	287,362	656,267	662,281	947,434

Operating Expenses:
Selling, general, and administrative expenses	811,703	650,032	1,680,641	1,470,794
Depreciation and Amortization	69,377	66,248	137,691	132,498

Total Operating Expenses	881,080	716,280	1,818,332	1,603,292

Loss from Operations	(593,718)	(60,013)	(1,156,051)	(655,858)

Other Income (Expenses):
Derivative liability expense	(57,164)	(19,680)	(81,276)	(37,693)
Other income			12
Gains on debt extinguishment	71,680	48,544	57,623	81,905
Interest and financing costs	(437,668)	(1,690,086)	(902,720)	(2,410,162)

Total Other Expenses	(423,152)	(1,661,222)	(926,361)	(2,365,950)

Net Loss before Provision for Income Tax	(1,016,870)	(1,721,235)	(2,082,412)	(3,021,808)

Net Loss	$(1,016,870)	$(1,721,235)	$(2,082,412)	$(3,021,808)

Basic and Diluted Loss Per Share	(0.0007)	(0.04)	(0.0018)	(0.07)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	1,408,994,919	43,945,221	1,164,224,065	43,589,547

See accompanying notes to unaudited condensed consolidated financial statements

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

For the Six Months ended March 31, 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2018	250	$-	767,160,077	$76,716	$10,397,232	$(19,631,292)	$(9,157,344)

Stock option expense	-	-	-	-	132,193	-	132,193
Shares issued for compensation	-	-	200,000	20	180	-	200

Shares issued for services	-	-	11,666,667	1,167	16,333	-	17,500
Shares issued for cashless warrant exercise	-	-	148,132,536	14,813	123,617	-	138,430
Shares issued for conversion of notes and reclassification of debt premiums	-	-	458,844,033	45,885	364,550	-	409,435
Shares issued for 3(a)(10) debt settlement			465,214,000	46,523	(46,523)	-	-
Reclassification of debt and premium to APIC for 3(a)(10) debt settlement	-	-	-	-	450,938	-	450,938
Net loss for the six months ended March 31, 2019	-	-	-	-	-	(2,082,412)	(2,082,412)
Balance, March 31, 2019 (Unaudited)	250	$-	1,851,217,313	$185,124	$11,438,520	$(21,713,704)	$(10,090,060)

For the Three Months ended March 31, 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018 (Unaudited)	250	$-	1,046,868,825	$104,686	$10,882,286	$(20,696,834)	$(9,709,862)

Stock option expense	-	-	-	-	65,370	-	65,370
Shares issued for compensation			200,000	20	180	-	200

Shares issued for services	-	-	11,666,667	1,167	16,333	-	17,500
Shares issued for cashless warrant exercise	-	-	112,712,368	11,272	58,927	-	70,199
Shares issued for conversion of notes and reclassification of debt premiums	-	-	214,555,453	21,456	86,947		108,403
Shares issued for 3(a)(10) debt settlement	-	-	465,214,000	46,523	(46,523)	-	-
Reclassification of debt and premium to APIC for 3(a)(10) debt settlement	-	-	-	-	375,000	-	375,000
Net loss for the three months ended March 31, 2019	-	-	-	-	-	(1,016,870)	(1,016,870)
Balance, March 31, 2019 (Unaudited)	250	$-	1,851,217,313	$185,124	$11,438,520	$(21,713,704)	$(10,090,060)

For the Six Months ended March 31, 2018

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2017	250	$-	43,104,692	$4,311	$7,442,028	$(13,856,425)	$(6,410,086)
Share-based compensation	-	-	-	-	145,323	-	145,323
Warrant issued for debt issuance costs	-	-	-	-	12,508	-	12,508
Shares issued for service	-	-	20,000	2	3,948	-	3,950
Shares issued for debt issuance	-	-	757,176	75	68,070	-	68,145
Shares issued for a(a)(10) debt settlement	-	-	1,500,000	150	(150)	-	-
Net loss for the six months ended March 31, 2018	-	-	-	-	-	(3,021,808)	(3,021,808)
Balance, March 31, 2018 (Unaudited)	250	$-	45,381,868	$4,538	$7,671,727	$(16,878,233)	$(9,201,968)

For the Three Months ended March 31, 2018

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017 (Unaudited)	250	$-	43,124,692	$4,313	$7,647,751	$(15,156,998)	$(7,504,934)
Share-based compensation	-	-	-	-	(43,944)	-	(43,944)
Shares issued for debt issuance			757,176	75	68,070	-	68,145
Shares issued for 3(a)(10) debt settlement	-	-	1,500,000	150	(150)	-	-
Net loss for the three months ended March 31, 2018	-	-	-	-	-	(1,721,235)	(1,721,235)
Balance, March 31, 2018 (Unaudited)	250	$-	45,381,868	$4,538	$7,671,727	$(16,878,233)	$(9,201,968)

See accompanying notes to these condensed unaudited financial statements.

BANTEK, INC. (F/K/A DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(2,082,412)		$(3,021,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	137,690		132,498
Amortization of debt discounts	68,217		445,734
Accretion of premium on convertible note	429,013		1,306,123
Share-based compensation expense	162,622		193,053
Debt financing costs			133,145
Derivative expense	81,276		37,693
Fee notes issued	111,000		-
Loss/(gain) on debt extinguishment	(71,681)		(81,905)
Net loss (gain) on conversion of notes	14,057
Changes in operating assets and liabilities:
Accounts receivable	613,321		89,640
Inventory	412,229		347,063
Prepaid expenses and other current assets	101,895		43,862
Accounts payable and accrued expenses	(824,638)		(445,966)
Vendor financing - insurance			25,149
Settlements payable	101,094		-

Cash Used in Operating Activities	(746,317)		(795,719)

Cash Flows from Investing Activities
Demonstration Drones	(15,606)		-

Cash Used in Investing Activities	(15,606)		-

Cash Flows from Financing Activities:
Net proceeds from convertible notes payable	105,000		640,000
Net proceeds from note payable	-		232,500
Net proceeds from note payable, related party	562,500		-
Repayment of line of credit	(1,288)		(2,547)
Repayment of notes	-		(123,547)
Proceeds from lines of credit - related parties	82,000		-
(Repayment of) proceeds from loan payable - related party	-		(89,500)

Cash Provided by Financing Activities	748,212		656,906

Net Increase (Decrease) in Cash	(13,711)		(138,813)

Cash - beginning of period	108,446		152,492

Cash - end of period	$94,735		$13,679

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$118,435		$274,096

Noncash financing and investing activities:
Increase in prepaid expenses and accrued expenses	$-		$70,000
Issuance of convertible note for settlement of accounts payable	$90,000		$-
Issuance of common stock to satisfy settlement payable	$-		$150
Reclassification of advisory fees and convertible note accrued interest to principal	$537,643		$2,288,642
Reclassification of accrued bonus to settlement payable	$112,435	$
Issuance of convertible debt for deferred financing costs	$-		$65,000
Reclassification of debt premium upon settlement of 3(a)(10) liabilities	$450,938		$-
Common stock issued for exercise of warrants/ Issuance for debt issuance costs	$138,430		$12,508
Initial derivative liability	$78,471		$79,000
Issuance of common stock for conversion of convertible notes and accrued interest	$410,435		$-
Reclassification of debt premium upon conversion of convertible debt	$62,500		$-
Reclassification of accounts payable to notes payable	$-		$579,106

See accompanying notes to unaudited condensed consolidated financial statements

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

On April 24, 2018 the Company amended its articles of incorporation filed with the Delaware Secretary of State changing the Company name from Drone USA, Inc. to Bantek, Inc. Acceptance of the name change by FINRA was received on February 19, 2019.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bantek and its wholly-owned subsidiaries, Drone USA, LLC (inactive), and Howco. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2018 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on December 29, 2018. The consolidated balance sheet as of September 30, 2018 contained herein has been derived from the audited consolidated financial statements as of September 30, 2018, but does not include all disclosures required by GAAP.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the six months ended March 31, 2019, the Company has incurred a net loss of $2,082,412 and used cash in operations of $746,317. The working capital deficit, stockholders’ deficit and accumulated deficit was $6,132,362, $10,090,060 and $21,713,704, respectively, at March 31, 2019. Furthermore, on April 13, 2017 the Company received a default notice on its payment obligations under the senior secured credit facility agreement (see Note 10), defaulted on its Note Payable – Seller in September 2017, and as of March 31, 2019 has received demands for payment of past due amounts from several consultants and service providers. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has been implementing cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and has restructured its secured obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

MARCH 31, 2019

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

	At March 31, 2019			At September 30, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative Liability	—	—	$185,170	—	—	$258,296

A rollforward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at September 30, 2018	$258,296

Charged to derivative expense on assignment and restatement of note	15,971
Classified as initial debt discount on assignment and restatement of note	62,500
Reduction of derivative recorded as gain on extinguishment upon conversions	(78,471)
Warrant exercises (partial)	(138,431)
Fair Value adjustment - warrants	65,898
Fair Value adjustments – convertible note	(593)
Balance at March 31, 2019	$185,170

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

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Property & Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Certain items classified as inventory during the second fiscal quarter of 2018 have been reclassified to Property and Equipment. These assets are fully operational drones used as demonstration units and were put into such use since acquisition. The units were all acquired during the year ended September 30, 2018 and each unit exceeds management’s threshold for capitalization of $2,000 for a single unit. The Company depreciates these demonstration units over a period of 3 years using an accelerated method. Depreciation expense was $5,193 and $0 for the six months ended March 31, 2019 and 2018 respectively.

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

The Company sells drones and related products manufactured by third parties to various parties. The Company also offers technical services related to drone utilization. The Company began offering insulation jackets for commercial and government facilities to insulate and monitor heating and cooling equipment. Contracts for drone related products and services and insulating jacket related sales will be evaluated using the five step process outline above. There have been no material sales for drone products and services for which full compliance with performance obligations has not been met. Sales of insulation jackets have not yet commenced. Upon significant sales for drone products and services and insulation jackets, the Company will disaggregate sales by these lines of business and within the lines of business to the extent that the product or service has different revenue recognition characteristics.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of March 31, 2019, 18,305,000 options were outstanding of which 9,153,000 were exercisable, 299,942,688 warrants were outstanding and exercisable, and related party convertible debt and accrued interest totaling $963,975 was convertible into 1,606,624,171 shares of common stock. Additionally, as of March 31, 2019, the outstanding principal balance, including accrued interest of the third party convertible debt, totaled $6,288,591 and was convertible into 13,082,041,082 shares of common stock. It should be noted that contractually the limitations on these notes (and the related warrant) limit the number of shares converted to 826,694,060. The total dilutive potential shares of 15,006,912,941 exceed the number of common shares authorized and unissued. As of March 31, 2019 and 2018, potentially dilutive securities consisted of the following:

	March 31, 2019	March 31, 2018
Stock options	18,305,000	44,351,200
Warrants	299,942,688	600,000
Related party convertible debt and accrued interest	1,606,624,171	9,398,132
Third party convertible debt (including senior debt)	13,082,041,082	109,099,504
Total	15,006,912,941	163,448,836

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. As of March 31, 2019, the Company did not report any segment information since the Company only generated sales from its subsidiary, Howco.

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

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable at March 31, 2019 and September 30, 2018 is as follows:

	March 31, 2019	September 30, 2018
Accounts receivable	$1,002,261	$1,615,582
Reserve for doubtful accounts	-	-
	$1,002,261	$1,615,582

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

NOTE 4 - INVENTORY

At March 31, 2019 and September 30, 2018, inventory consists of finished goods and was valued at $152,692 and $533,106, respectively.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

At March 31, 2019, and September 30, 2018, the carrying amount of goodwill amounted to $2,410,335.

At March 31, 2019 and September 30, 2018, the carrying amount of tradename amounted to $760,000.

At March 31, 2019 and September 30, 2018, intangible assets other than goodwill and tradename consisted of:

	March 31, 2019	September 30, 2018
Customer list	$1,060,000	$1,060,000
Less: accumulated amortization	(677,212)	(544,715)

	$382,788	$515,285

The customer list is being amortized over 48 months from the acquisition date. Amortization expense for the three months ended March 31, 2019 and 2018 was $132,498 and $132,499, respectively.

Future amortization expense of the customer list is as follows:

For the Years Ending September 30,
2019	$132,503
2020	250,285
Total	$382,788

The Company conducted its goodwill and its intangible assets impairment test as of March 31, 2019 and determined that no impairment was required as the asset values were supported by the historical, current and projected net income and positive cash flows of the component holding the goodwill and intangible assets, the Company’s subsidiary, Howco.

NOTE 6 - LINE OF CREDIT - BANK

The Company has a revolving line of credit with a financial institution, which balance is due on demand and principal payments are due monthly at 1/60th of the outstanding principal balance. This revolving line of credit is in the amount of $50,000, and is personally guaranteed by the Company’s Chief Executive Officer. The line bears interest at a fluctuating rate equal to the prime rate plus 4.25%, which at March 31, 2019 and September 30, 2018 was 9.75% and 9.25%, respectively. As of March 31, 2019 and September 30, 2018, the balance of the line of credit was $44,627 and $45,915 respectively.

NOTE 7 - SETTLEMENTS PAYABLE

On July 20, 2018, the Company entered into a settlement agreement with a collection agent for American Express relating to $127,056 of past due charges. The agreement provides for initial payment of $12,706, the monthly payments of $6,500 and final payment on January 27, 2020 of $3,850. The amount due at March 31, 2019 was $62,350.

On November 13, 2018 the Company and a vendor agreed to settle $161,700 in past due professional fees for a convertible note in the amount of $90,000. The note (also discussed below) bears interest at 5% and matures in July 2019 and has a fixed discount conversion feature. The note is not included in the settlements payable balance reported on the balance sheet at March, 31, 2019 as it is included in the convertible notes payable balance. The balance accrued as accounts payable of $71,700 was treated as a gain on debt extinguishment following the final waiver received in February 2019.

On November 27 2018 the Company reached an agreement and executed a related stipulation and payment terms agreement stemming from a legal action by the former Chief Strategy Officer for improper termination. The plaintiff agreed to accept $600,000 in payments. The first scheduled payment of $200,000 was made on December 20, 2018 in accordance with the settlement terms. Twelve monthly payments of approximately $33,333 are due starting on January 15, 2019 through December 15, 2019. The Company recorded $600,000 as accrued expense of which $500,000 was expensed during the fiscal year 2018. The balance at March 31, 2019 is $312,435, which includes expected employer payroll taxes due as payments are made.

The total settlement payable balance of $374,785, reported on the balance sheet includes the American Express settlement of $62,350 and the balance due to the former Chief Strategy Officer of $312,435.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

NOTE 8 - NOTE PAYABLE – SELLER

In connection with the acquisition of Howco in September 2016, the Company issued a note payable in the amount of $900,000 to the sellers of Howco. The note matured on September 9, 2017 and bears interest at 5.50% per annum. The note requires payment of unpaid principal and interest upon maturity. The note is secured by all assets of Howco Distribution Co. and subordinated to the Senior Secured Credit Facility discussed below. The note is currently in default and the default interest rate is 8% per annum. At March 31, 2019 and September 30, 2018, accrued interest on this note amounted to $161,583 and $125,682, respectively.

NOTE 9 - NOTES PAYABLE – RELATED PARTIES

The Company has an $840,000 convertible note payable (“Note 1”) to Pike Falls a related party entity controlled by the Company’s CEO. Note 1 bears interest at an annual rate of 7% with an original maturity date of June 11, 2017 which has been extended to June 11, 2022, at which time all unpaid principal and interest is due. The holder of Note 1 has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. As of March 31, 2019 and September 30, 2018, Note 1 has not been converted and the balance of the note was $688,444 and $688,444, and accrued interest was $150,262 and $125,968, respectively. This note is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula.

The Company has a convertible note payable (“Note 2”) with the Company’s CEO. Note 2 bears interest at an annual rate of 7% with a maturity date of December 31, 2017, at which time all unpaid principal and interest was due. On December 15, 2017 the due date was extended to July 2, 2018 and then in July, 2018, the due date was extended to June 30, 2019, on December 23, 2018 the maturity date of the note was extended to September 23, 2024. The holder of Note 2 has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. During the six months ended March 31, 2019, the Company borrowed $82,000 on this note. As of March 31, 2019 and September 30, 2018, Note 2 has not been converted, the balance was $109,670 and $27,670, and accrued interest was $15,597 and $11,350, respectively. This note is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula.

On December 20, 2018 the Company issued a, non-convertible promissory note to the CEO for $400,000. The note bears interest at 12% per annum, matures in 5 years on January 7, 2024 and requires monthly payment of principal of $5,000 with a balloon payment at maturity. The principal and accrued interest balances were $367,500 and $14,338 as of March 31, 2019.

On January 19, 2019 the Company issued a, promissory note to the CEO for $200,000. The note bears interest at 12% per annum, matures on September 23, 2021 and requires monthly payments of $2,500 principal. The outstanding principal and accrued interest are $195,000 and $4,724 at March 31, 2019.

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

In the event the lender makes additional loans under the Agreement, the Company agreed to pay additional advisory fees under similar terms as the $850,000 fee. As of March 31, 2019, the Company had issued 539,204 shares of common stock in satisfaction of the $850,000 advisory fee in accordance with the terms of the agreement, such shares being issued in September 2016. The proceeds from the sale of the 539,204 shares were supposed to be applied towards the $850,000 advisory fee due. Based upon the value of the shares, at the time the lender sells the shares, the Company may be required to redeem unsold shares for the difference between the $850,000 and the lender’s sales proceeds. Accordingly, the $850,000 was reflected as a current liability through December 31, 2017. In January 2018, in connection with a settlement agreement (see below), the accrued advisory fee was reclassified to the principal balance of the replacement Convertible Note. Through the date of the settlement agreement and through March 31, 2019, the lender had not reported any proceeds from the sale of these shares (see below). Prior to the settlement agreement in January 2018, notwithstanding anything contained in the Agreement to the contrary, in the event the Lender has not realized net proceeds from the sale of Advisory Fee Shares equal to at least the Advisory Fee by the earlier to occur of: (A) the twelve (12) month anniversary of the Effective Date; (B) the occurrence of an Event of Default; or (C) the Maturity Date, then at any time thereafter, the Lender shall have the right, upon written notice to the Borrower, to require that the Borrower redeem all Advisory Fee Shares then in Lender’s possession for cash equal to the Advisory Fee, less any cash proceeds received by the Lender from any previous sales of Advisory Fee Shares, if any. In the event such redemption notice is given by the Lender, the Borrower shall redeem the then remaining Advisory Fee Shares in Lender’s possession for an amount of Dollars equal to the Advisory Fee, less any cash proceeds received by the Lender from any previous sales of Advisory Fee Shares, if any, payable by wire transfer to an account designated by Lender within five (5) Business Days from the date the Lender delivers such redemption notice to the Borrower.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

The Credit Agreement is hereby amended such that the Maturity Date is extended to January 13, 2019 (the “Extended Maturity Date”) for replacement Note B, while the Note A maturity date remained at March 13, 2018 but was due as of March 2017 due to the principal and interest payment default discussed above. Notwithstanding anything contained in this Agreement to the contrary, all Obligations owing by the Company and all other Credit Parties under the Credit Agreement, First Replacement Note B, and all other Loan Documents shall be paid in full by the Extended Maturity Date as follows: $52,500 per month from January 13, 2018 to December 13, 2018 and the remaining principal and accrued interest on January 13, 2019. Interest payments made since the amendment have totaled $283,440 and are therefore not in accord with that amendment. However, TCA has received payments under the 3(a)(10) settlement (below) totaling $578,420 from January 13, 2018to March 31, 2019.

On October 30, 2018, TCA the Company’s senior lender amended its credit facility which had been restructured in January 2018 when fees due for advisory and other matters along with accrued but unpaid interest were capitalized and separated into two notes, Note A having $1,000,000 principal and Note B having $4,788,642 both having the same maturity terms, interest rates and conversion rights. Under the current amendment total amounts outstanding under the notes along with accrued interest of $537,643 has been capitalized with the principal amount due of $6,018,192. The restated note has the same conversion price discount and therefore continues to be stock settled debt under ASC 480, an additional $94,878 was charged to interest with a credit to debt premium. The new note accrues interest on the principal balance at 12% per annum, includes amortization to the new maturity of December 15, 2020. The amortization payments credited toward the principal amount and accrued interest vary and include payments made under the 3(a)(10) settlement agreement with a third party related to Note A. Economically the total principal and accrued interest outstanding remain unchanged as reported in the consolidated balance sheet. All other terms including conversion rights and a make-whole provision in the case of a conversion shortfall remain the same as stated in the footnotes above. At March 31, 2019 the principal of the Note B portion was $5,326,285. During the six months ended March 31, 2019, the Company paid $115,000 and Livingston Asset Management (under the 3(a)(10) settlement) remitted $270,320 to TCA. Accrued but unpaid interest was $180,518, at March 31, 2019. Note A principal subject to the 3(a)(10) court order was $421,587.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

As of March 31, 2019, there have been eleven issuances under section 3(a)(10) of the Securities Act totaling 566,838,000 shares, which have been recorded at par value with an equal charge to additional paid-in capital. The value originally recorded as a liability remains in the convertible note balance, until these shares have been sold and reported to the Company by the lender as part of the Make-Whole provision at which time the proceeds value of such shares are reclassified to additional paid-in capital. During the six months ended March 31, 2019, proceeds of $270,320 were remitted to TCA by Livingston and applied to reduce the liability with corresponding credits to additional paid in capital. $180,618 of debt premium was credited to additional paid in capital in conjunction with the payments to TCA. At March 31, 2019 the balance of $421,587 along with related debt premium of $281,054 are included in convertible notes payable on the balance sheet.

On March 7, 2018 the Company entered into a placement agent and advisory agreement with Scottsdale Capital Advisors in connection with the Livingston liability purchase term sheet executed on November 15, 2017. The placement agent services fee amounted to $15,000 payable to Scottsdale Capital Advisors in the form of a convertible note. The note matures six months from the date of issuance and shall accrue interest at the rate of 10% per annum. The $15,000 note is convertible into shares of the Company’s common stock at a discount of 30% of the low closing bid price for the twenty trading days prior to the conversion and is not subject to any registration rights. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $6,429 with a charge to interest expense. The note has not been converted and the principal balance is $15,000 with $2,037 of accrued interest at March 31, 2019.

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

MARCH 31, 2019

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

On March 1, 2019, the Company received a second tranche advance under the Crown Bridge Partners, LLC for principal amount of $35,000, including covered fees and original issue discount totaling $5,000. Under the conversion terms of the above note, the holder is entitled to a 35% discount plus an additional 10% discount based on the conversion rights of certain other note holders. Therefore a discount of 45% is assumed for any conversions of this note tranche. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $28,636 with a charge to interest expense. The original issue discount and fees charged were treated as debt discount and will be amortized to financing expenses over the term of the note. Accrued interest was $432, and unamortized debt discount was $4,583, at March 31, 2019.

On June 1, 2018 the Company entered into a consulting and services arrangement with Livingston Asset Management. The arrangement provides for financial management services including accounting and related periodic reporting among other advisory services. Under the agreement the Company will issue to Livingston Asset Management Convertible Fee Notes having principal of $12,500, interest of 10% per annum, maturity of six or seven months. The notes are convertible into common shares at a discount of 50% to the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $12,500 with a charge to interest expense for each note. As of March 31, 2019 the following notes had been issued, of which the June1, July 1 August 1, and September 1, 2018 notes were fully converted by March 31, 2019:

June 1, 2018, $12,500 principal, maturing December 31, 2018 – fully converted;

July 1, 2018, $12,500 principal, maturing January 31, 2019 – fully converted;

August 1, 2018, $12,500 principal maturing January 31, 2019 fully converted;

September 1, 2018, $12,500 principal, maturing February 28, 2019; fully converted;

October 1, 2018, $12,500 principal, maturing March 31, 2019;

November 1, 2018, $12,500 principal, maturing April 30, 2019;

December 1, 2018, $12,500 principal, maturing May 31, 2019;

January 1, 2019, $12,500 principal, maturing June 30, 2019;

February 1, 2019, $12,500 principal, maturing July 31, 2019; and

March 1, 2019, $12,500 principal, maturing August 31, 2019.

The notes were charged to professional fees for each corresponding service month. The Company has accounted for each of the Convertible Fee Notes as stock settled debt under ASC 480 and recorded a debt premium of $12,500 each with a charge to interest expense.

On August 29, 2018 the Company entered into an agreement with a legal firm to provide securities related and other legal services. Under the agreement the Company will issue convertible notes with varying principal amounts for services. The first note was issued on August 29, 2018 for $6,000, interest of 12%, and maturity date of February 28, 2018. The conversion feature allows for conversion into common shares at the lesser of: a) 70% of the share price on the date of the note; or b) 50% of the lowest bid price during the 30 trading days preceding the date of the notice of conversion. In connection with the issuance of this Note, the Company determined that the terms of the Note contain a conversion formula that caused variations in the conversion price resulting in the treatment of the conversion option as a bifurcated derivative to be accounted for at fair value. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives were determined using the Binomial valuation model. $10,435 was recognized as derivative liability with $6,000 charged to debt discount and $4,035 charged to derivative expense on issuance. The debt discount of $6,000 will be amortized to interest expense to the maturity date of the note. At March 31, 2019 the derivative fair value was determined to have decreased to $8,881. As the note reached its maturity date no further fair value adjustments will be recorded. For the six months ended March 31, 2019, $5,000, balance of the debt discount was charged to interest expense and debt discount balances was $0.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

 On February 18, 2019 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $6,000 with a charge to interest expense for the notes. The note was charged to professional fees during the month the note was issued.

 On March 18, 2019 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $6,000 with a charge to interest expense for the notes. The note was charged to professional fees during the month the note was issued.

On March 4, 2019, the Company issued a convertible promissory note to Redstart Holdings Corporation in the amount of $78,000. The note bears interest at 10%, matures on December 31, 2019, includes legal fees of $3,000 and is convertible at 35% discount to the average of the lowest two prices observed in the 15 days prior to the issuance of a conversion notice. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $42,000 with a charge to interest expense for the notes. The fees charged were treated as debt discount and will be amortized to financing expenses over the term of the note. Accrued interest was $513, and unamortized debt discount was $2,700, at March 31, 2019.

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

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

On October 23, 2018 Porta Pellex assigned $62,500 of the remaining principal balance of its note to Jefferson Street Capital LLC along with $7,500 of accrued interest. The assigned portion of the note was restated to provide for conversion of interest and principal into common shares at the lower of: 50% discount to the lowest bid price over the 20 trading days prior to conversion notification; or 50% of the lowest bid price during the 20 trading days prior to the closing date of the related assignment. This modification was treated as a debt extinguishment. In connection with the issuance of this Note, the Company determined that the terms of the modified Note contain a conversion formula that caused variations in the conversion price resulting in the treatment of the conversion option as a bifurcated derivative to be accounted for at fair value. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of assignment and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives were determined using the Binomial valuation model. In connection with this Note, on the initial measurement date of October 23, 2018, the fair values of the embedded conversion option derivative of $78,471 was recorded as derivative liabilities, $15,971 was charged to current period operations as initial derivative expense, and $62,500 was recorded as a debt discount and is being amortized into interest expense over the expected holding period of the restated note. The Jefferson Street Capital LLLC note principal and accrued interest was fully converted into 128,619,959 shares of common stock by December 5, 2018. A net loss on debt extinguishment of $14,057 was recorded during the six months ended March 31, 2019.

The senior secured credit facility note balance and convertible debt balances consisted of the following at March 31, 2019 and September 30, 2018:

	March 31, 2019	September 30, 2018
Principal	$6,099,892	$5,568,566
Premiums	1,516,070	1,380,175
Unamortized discounts	(7,283)	(5,000)
	7,608,679	6,943,741
Non-current, including premiums and discounts	(6,266,217)	-
Current, including premiums and discounts	$1,342,462	$6,943,741

For the six months ended March 31, 2019 and 2018, amortization of debt discount on the above convertible notes amounted to $5,717 and $445,734, respectively.

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

World Market Ventures LLC converted principal of $61,481 and $6,657 of interest into 34,500,000 common shares on September 19, 2018 at the conversion price of $0.001975. The $61,481 of put premium was credited to additional paid in capital in conjunction with the conversion. $1,020 of principal and $1,020 of put premium are included in the convertible notes at March 31, 2019.

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

MARCH 31, 2019

(Unaudited)

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

Following the assignments and conversions into common stock the Porta Pellex note balance was fully liquidated and $1,020 of principal remained in the form of a convertible note balance was held by World Market Ventures LLC as of March 31, 2019.

NOTE 12 - STOCKHOLDERS’ DEFICIT

Preferred Stock

As of March 31, 2019, the Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, with designations, voting, and other rights and preferences to be determined by the Board of Directors of which 4,999,750 remain available for designation and issuance.

As of March 31, 2019 and September 30, 2018, the Company has designated 250 shares of $0.0001 par value Series A preferred stock, of which 250 shares are issued and outstanding. These preferred shares have voting rights per shareholder equal to the total number of issued and outstanding shares of common stock divided by 0.99.

Common Stock

On April 17, 2018 the Company’s shareholders approved an increase in authorized common stock to 1,500,000,000 from 200,000,000, which became effective upon the filing of an amendment to the articles of incorporation with the State of Delaware on April 24, 2018. On January 30, 2019 the Company’s shareholders approved an increase in authorized common stock to 6,000,000,000 from 1,500,000,000, which became effective February 24, 2019. As of March 31, 2019 and September 30, 2018 there were 1,851,217,313 and 767,160,077 shares outstanding, respectively.

Stock Incentive Plan

The Company established its 2016 Stock Incentive Plan (the “Plan”) that permits the granting of incentive stock options and other common stock awards. The maximum number of shares available under the Plan is 100,000,000 shares. The Plan is open to all employees, officers, directors, and non-employees of the Company. Options granted under the Plan will terminate and may no longer be exercised (i) immediately upon termination of an employee or consultant for cause or (ii) one year after termination of employment, but not later than the remaining term of the option. As of March 31, 2019, 81,695,000 awards remain available for grant under the Plan.

Shares Issued for employee Service

Under the terms of the January 4, 2019 compensation agreement with CFO, the Company issues 100,000 shares each month to the CFO. For the six months ended March 31, 2019, the Company was obligated to and issued 200,000 shares valued at the grant date quoted stock price of $.0001, for total of $200, charged to compensation expenses.

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

On April 1, 2018, the Company entered into a one year oral management consulting agreement with an individual. In connection with this agreement, the Company issued 4,000,000 common shares to the consultant. Such shares were valued on the vesting dates of April 1, 2018 at $296,000, or $0.074 per share based on the quoted trading price. In connection with these shares, the Company has record prepaid professional fees of $295,600 to be recognized monthly as expense over the one-year term. The prepaid expense was fully amortized at March 31, 2019.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

On June 19, 2018 Tysadco Partners was issued 533,333 shares of restricted common stock for services under a one-year agreement. 400,000 shares were issued as the “retainer”, to be vested in four equal installments beginning on effective date of the agreement and 60, 120 and 180 days following the effective date. The remaining 133,333 shares were issued for the monthly compensation arrangement. The related charges will be measured on the vesting dates at fair value and recognized in Professional Fees (expense) pro rata over the service term. Unamortized prepaid expenses amounted to $1,077, at March 31, 2019

On September 24, 2018 2,387,302 common shares were issued to Tysadco Partners for the Company’s investor relations firm as per the agreement for monthly payments in shares of $4,000 per month totaling $16,000, which was fully recognized as expense as of September 30, 2018. The issuance settled the amounts due for June 21, 2018 through October 20, 2018.

On March 1, 2019, under the Company’s March 1, 2019, agreement with its technology support provider the Company is to issue common shares equal to $1,500 every month. The Company recognized the expense of $1,500 and authorized the issuance of 1,666,667 shares to the vendor as of March 31, 2019.

On March 31, 2019, 10,000,000, common shares were issued to Tysadco Partners for the Company’s investor relations firm as per the agreement for monthly payments in common shares of $4,000 per month totaling $16,000, which was fully recognized as expense as of March 31, 2019. The issuance settled the amounts due for October 20, 2018 through February 20, 2019.

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

Between February 4, 2019 and March 19, 2019, 465,214,000 common shares were issued to Livingston of which 95,768,000 shares remained pending settlement at various third party brokers at March 31, 2019. The issuances totaling $46,523 were credited to common stock with the same amount charged to additional paid in capital until remitted to TCA (see below).

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

Between February 4, 2019 and March 27, 2019, 369,446,000 shares were sold and settled. Livingston remitted payments of $225,000, in partial settlement of the TCA Note A, under the 3(a)(10) arrangement. The liability was reduced by $225,000, the principal reduction of $225,000 and the related debt premium of $150,000 were recorded as additional paid in capital.

In total $270,320, was remitted to TCA reducing the related note from $691,907 to $421,587 during the six months ended March 31, 2019 and $180,618 was charged to debt premium reducing the balance to $281,054 at March 31, 2019.

Shares Issued for Warrant Exercise

On October 17, 2018, Crown Bridge Partners was issued 35,420,168 common shares at $.0072, in a cashless exchange for 39,990,513 warrants surrendered. $68,232 was recorded as equity and derivative liabilities were reduced by the same amount.

On January 4, 2019, Crown Bridge Partners was issued 52,100,526 common shares at $.0002235, in a cashless exchange for 58,230,000 warrants surrendered. $28,892 was recorded as equity and derivative liabilities were reduced by the same amount.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

On February 6, 2019, Crown Bridge Partners was issued 60,611,842 common shares at $.0006815, in exchange for 69,375,000 warrants surrendered. $41,307 was recorded as equity and derivative liabilities were reduced by the same amount.

Shares Issued for Conversion of Convertible Notes

Between November 1, 2018, and December 5, 2018 Jefferson Street Capital was issued 128,619,959 common for conversion of principal related to the Porta Pellex note assignment and restatement cited above. The note was converted at contracted rates and the shares issued had aggregate fair values on the conversion dates of $166,929. The note principal of $62,500, interest due of $7,500 fees of $4,400 were fully liquidated as a result of the conversions. Derivative liabilities of $78,471 were relieved to gain on debt extinguishment, debt discount of $62,500 was amortized to interest expense and loss on debt extinguishment of $14,057 was recorded.

Between November 6, 2018, and November 27, 2018 Trillium Partners LP was issued 115,668,621 common for conversion of $62,500 principal related to the Porta Pellex note assignment and restatement cited above. The note principal of $62,500, accrued interest or $7,500 and fees of $2,290 were fully liquidated as a result of the conversions. The note was converted at contracted rates. Debt premiums of $62,500 were recorded as additional paid in capital.

On January 8, 2019, Livingston Asset Management, LLC converted $9,500 of principal, $682 of accrued interest and $1,145 in fees for the fee note issued June 1, 2018 for 45,306,040 at the contracted price of $0.00025. The unliquidated balance of the fee note was $3,000 following the conversion.

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

On February 11, 2019, Livingston Asset Management converted $12,500 of principal, $654 of accrued interest and $1,145 in fees from the fee note issued August 1, 2018, for 47,663,700 at the contracted price of $0.0003.

On March 18, 2019, Livingston Asset Management converted $12,500 of principal, $640 of accrued interest and $1,145 in fees from the fee note issued September 1, 2018, for 47,618,033 at the contracted price of $0.0003.

For the Livingston Asset Management LLC conversions noted above from January 8, 2019 to March 18, 2019, total debt, interest and fees were $58,403 and related debt premium of $50,000 resulted in credits to equity of $108,403.

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

MARCH 31, 2019

(Unaudited)

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

There were no options granted under the 2016 Stock Incentive Plan for the six months ended March 31, 2019.

For the six months ended March 31, 2019 and 2018, the Company recorded $132,393 and $145,322 of compensation and consulting expense related to stock options, respectively. Total unrecognized compensation and consulting expense related to unvested stock options at March 31, 2019 amounted to $486,184. The weighted average period over which share-based compensation expense related to these options will be recognized is approximately 2 years.

For the six months ended March 31, 2019 and year ended September 30, 2018, a summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2017	44,351,200	$0.21	9.27	$-	$-
Forfeited	(25,846,200)	0.20
Outstanding at September 30, 2018	18,505,000	.22	8.46	-	-
Forfeited	(200,000)
Outstanding at March 31, 2019	18,305,000	.22	7.18	-	-
Exercisable at March 31, 2019	9,153,000	$0.21	6.37	$-	$-

All options were issued at an options price equal to the market price of the shares on the date of the grant.

Warrants

On September 9, 2016, 500,000 5-year warrants exercisable at $0.01 per share were issued as part of the consideration for the Howco acquisition. These warrants were valued at aggregate of $180,000.

On November 9, 2017, the Company received a first tranche payment of $75,500 under the terms of a Securities Purchase Agreement dated October 25, 2017, with Crown Bridge under which the Company issued to Crown Bridge a convertible note in the principal amount of $105,000 and a five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.35 as a commitment fee which is equal to the product of one-third of the face value of each tranche divided by $0.35. On December 20, 2017 an additional 200,000 warrants were issued as a penalty and in order to entice Crown Bridge to waive its right of first refusal to provide additional financing under the terms of their convertible note. A debt discount of $44,036 was recorded for the relative fair market value of the total 300,000 warrants and amortized to interest expense as of September 30, 2018. The warrants have full ratchet price protection and cashless exercise rights (See Note10). The warrant includes an anti-dilution clause that was triggered on June 4, 2018. On June 4, 2018 an unrelated convertible note holder became entitled to convert their note into common shares at a 60% discount to the stock’s market price. The anti-dilution provision trigger entitled Crown Bridge to exercise its warrants under a formula that increased the number of common shares to 31,250,000 at a price of $.0036 per share. Due to the fact that the number of shares and exercise price can change due to market changes in the price of the common stock the Company has concluded to treat the warrants as derivatives and to revalue that derivative at each reporting date. Therefore a derivative liability of $261,484 with a charge to additional paid in capital was recorded on June 4, 2018. As of March 31, 2019, the warrant was revalued and the warrant holder is entitled to exercise its warrants for 299,942,688 common shares and the related derivative liability is $176,853.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

For the six months ended March 31, 2019 and the year ended September 30, 2018, a summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2017	500,000	$0.01	2.94	$.36		$-
Granted	300,000
Anti-Dilution	68,778,947	$0.00151	4.08	.0036		$185,822
Outstanding and exercisable at September 30, 2018	69,578,947	$0.00158	4.1	$-		$185,822
Exercised at October 17, 2018	(39,990,513)	$0.000158	4.1	$-	$
Anti-Dilution adjustment at December 31, 2018	106,995,193
Exercised at January 4, 2019	(58,230,000)
Exercised at February 6, 2019	(69,375,000)
Anti-Dilution adjustment at March 31, 2019	290,964,061
Outstanding and exercisable at March 31, 2019	299,942,688	$.00016				131,974

NOTE 13 - DEFINED CONTRIBUTION PLAN

In August 2016, Drone established a qualified 401(k) plan with a discretionary employer matching provision. All employees who are at least twenty-one years of age and no minimum service requirement are eligible to participate in the plan. The plan allows participants to defer up to 90% of their annual compensation, up to statutory limits. Employer contributions charged to operations for the six months ended March 31, 2019 and 2018 was $0 and $0, respectively.

The Company’s subsidiary, Howco, is the sponsor of a qualified 401(k) plan with a safe harbor provision. All employees are eligible to enter the plan within one year of the commencement of employment. Employer contributions charged to expense for the six months ended March 31, 2019 and 2018 was $26,113 and $0, respectively.

NOTE 14 - RELATED PARTY TRANSACTIONS

On October 1, 2016, the Company entered into employment agreements with two of its officers. The employment agreement with the Company’s President and CEO provides for annual base compensation of $370,000 for a period of three years, which can, at the Company’s election, be paid in cash or Common Stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity a provision for the equivalent of 12 months’ base salary, and an additional one-time severance payment of $2,500,000 upon termination under certain circumstances, as defined in the agreement. The employment agreement with the Company’s then Treasurer and CFO provides for annual base compensation of $250,000 for a period of three years, which can, at the Company’s election, be paid in cash or Company Common Stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity grants, a provision for the equivalent of 12 months’ base salary and an additional one-time severance payment of $1,500,000 upon termination under certain circumstances, as defined in the agreement. On July 10, 2017, the CFO of the Company who was also a member of the Board resigned. Pursuant to the employment agreement, this employee is not eligible for the one-time severance payment of $1,500,000 and accordingly, the final balance of accrued wages due to the former CFO as of September 30, 2017 of approximately $93,000 which is included in accrued expenses on the accompanying consolidated balance sheet at March 31, 2019 and September 30, 2018.

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

From July 2017 to August 2018, the Company utilized as its corporate headquarters the office space and equipment of an entity in West Haven, Connecticut related to the Company’s CEO at no cost. Since September 30, 2018 the Company leases space in New Jersey as its corporate headquarters. Under the current terms of the lease it is renewable on an annual basis. Rent expense for the New Jersey offices amounted to approximately $320 for the six months ended March 31, 2019.

Under the terms of the January 4, 2019 compensation agreement with CFO, the Company issues 100,000 shares each month to the CFO. The monthly stock awards are charged to compensation expense using the grant date quoted price of $.0001. For the six months ended March 31, 2019, the Company was obligated to and issued 200,000 shares.

The Company has certain notes payable to related parties (see Note 9).

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters

On February 6, 2018 the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that the previous owners took excessive amounts of cash from the business prior to the close of the merger. On March 13, 2018 the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. The Company and the previous owners are in discussion to settle the matter as of March 31, 2019.

In connection with the merger in fiscal 2016, with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the Company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

On February 11, 2019, the Supreme Court of the State of New York issued a summons to the former CFO of the Company, to appear before the court to answer the Company’s complaint seeking payment under a personal guarantee of the defendant to provide half of any compensation paid to the former Chief Strategy Officer. The Company is seeking $300,000 from the defendant relating to the November 27, 2018 settlement agreement with the former Chief Strategy Office for $600,000. The former CFO has responded to the suit and is requesting arbitration over this matter as well as the compensation. (see Note 7and 14)

Settlements

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

On January 29, 2018, the Company entered into a settlement agreement and mutual release with a vendor who had provided public relations and other consulting services whereby the Company shall pay to this vendor an aggregate amount of $60,000 of which $30,000 was paid on February 2, 2018. Additionally, the Company shall pay ten monthly payments of $3,000 per month beginning on February 29, 2018. Additionally, the vendor returned 400,000 common shares of the Company’s common stock which will be cancelled upon satisfaction of the liability. The liability is recorded at $21,000 as of March 31, 2019. The Company is in discussion with the vendor to address the past due amounts.

On November 13, 2018 the Company and a vendor agreed to settle $161,700 in past due professional fees for a convertible note in the amount of $90,000. The note bears interest at 5% and matures in July 2019 and has a fixed discount conversion feature. The accrued balance as accounts payable of $71,700, was recognized a gain on debt extinguishment following receipt of the waiver and release from the vendor.

During 2016, Company entered into an employment agreement with the Company’s former Chief Strategy Officer which provided for annual base compensation of $400,000 for a period of three years and provided for other additional benefits as defined in the agreement including a signing bonus of $100,000 payable during the first year of employment. During November 2018 the Company reached an agreement and executed a related stipulation and payment terms agreement stemming from the legal action by the former Chief Strategy Officer for improper termination. The plaintiff agreed to accept $600,000 in payments. The first scheduled payment of $200,000 was made on December 20, 2018 in accordance with the settlement terms. Twelve monthly payments of approximately $33,333 are due starting on January 15, through December 15, 2019. As of March 31, 2019 a balance of $312,435 remained as accrued expense which includes related employer payroll taxes expected to be incurred for future payments.

As of March 31, 2019, the Company has received demand for payment of past due amounts for services by several consultants and service providers.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Lease Obligations

The Company entered into an agreement with a manufacturer in Pismo Beach, California. The agreement provides for certain services to be provided by the manufacturer as needed by the Company. The agreement has an initial term of three years with one year renewals. In connection with this agreement, the Company has agreed to sublease space based in San Luis Obispo, California from the manufacturer for the purposes of the development and manufacturing of unmanned aerial vehicles. The lease provides for base monthly rent of approximately $15,000 for the initial term to be increased to $16,500 per month upon extension. The lease term begins February 1, 2017 and expires January 31, 2019 with the option to extend the term an additional 24 months. However, the Company never took possession of the premises and in July 2017, the Company made a decision to not take possession of the premises. The Company is in default of the rent payments and had received verbal demand of payments. As of March 31, 2019, the Company has not made any of the required monthly rent payments in connection with this agreement. During fiscal 2017, the Company had expensed and accrued into accounts payable the remaining amounts due under the term of the lease for a total accrual of $360,000 pursuant to ASC 420-10-30. This balance remains accrued as of March 31, 2019 and September 30, 2018.

In May 2017, the Company extended Howco’s office lease through May 30, 2020. The lease requires monthly payments including base rent plus CAM with annual increases. Future minimum lease payments under non-cancelable operating leases at March 31, 2019 are as follows:

Years ending September 30,	Amount
2019	$30,310
2020	40,737
Total minimum non-cancelable operating lease payments	$71,047

For the six months ended March 31, 2019 and 2018, rent expense amounted to $29,426 and $28,330, respectively.

Purchase commitments

The Company entered into agreements to act as a distributor or dealer with third party drone suppliers. Some of these agreements require the Company to maintain certain levels of inventory of the supplier’s products. At March 31, 2019 and September 30, 2018 no inventory was required to be held under the terms of these arrangements.

Profit Sharing Plan (for Howco)

On April 13, 2018, Howco Distributing announced to its employees a Company-wide profit sharing program. In fiscal year 2018, Howco Distributing, paid out ten-percent of the Company’s income before depreciation and amortization. The employee profit share is equal to their annual salary divided by the Company’s total annual payroll and multiplied by 10% of adjusted net income for the fiscal year. During the six months ended March 31, 2019, Howco accrued $6,000 under this plan.

BANTEK, INC. (f/k/a DRONE USA, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

NOTE 16 - CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At March 31, 2019 and September 30, 2018, cash in bank did not exceed the federally insured limits of $250,000. The Company has not experienced any losses in such accounts through March 31, 2019.

Economic Concentrations

With respect to customer concentration, two customers accounted for approximately 52.5% and 15.5%, of total sales for the six months ended March 31, 2019. Three customers accounted for approximately 55%, 16%, and 11%% of total sales for the six months ended March 31, 2018.

With respect to accounts receivable concentration, two customers accounted for 37.4% and 37.1% of total accounts receivable at March 31, 2019. Three customers accounted for approximately, 50%, 20% and 20% of total accounts receivable at September 30, 2018.

With respect to supplier concentration, two suppliers accounted for approximately 22% and 18% of total purchases for the six months ended March 31, 2019. Two suppliers accounted for approximately 41% and 12% of total purchases for the six months ended March 31, 2018.

With respect to accounts payable concentration, two suppliers accounted for approximately 15.9%, and 15.7% of total accounts payable at March 31, 2019. Three suppliers accounted for approximately 18%, 13% and 11% of total accounts payable at September 30, 2018.

With respect to foreign sales, it totaled approximately $22,181 for the six months ended March 31, 2019. Foreign sales totaled approximately $32,000 for the six months ended March 31, 2018.

NOTE 17 - SUBSEQUENT EVENTS

On April 1, 2019, the Company entered into a agreement with Stratcon Advisory for various specified investor relations services. The agreement has term of 1 year and monthly fees if $4,000, paid in restricted shares of the Company.

Convertible Notes Issued

On April 1, 2019 the Company issued a convertible promissory note for $12,500 to Livingston Asset Management under the services agreement. The note bears interest at 10%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

 On April 18, 2019 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

On May 1, 2019 the Company issued a convertible promissory note for $12,500 to Livingston Asset Management under the services agreement. The note bears interest at 10%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

 Common Shares Issued for Convertible Notes

On April 3, 2019, the Company issued 71,883,550 common shares in conversion of the October 1, 2018 convertible note for the full principal of $12,500, accrued interest of $626.71, and conversion fees of $1,250, at the contractual rate of $.0002.

Common Shares Issued for 3(a)(10) Settlement

On April 10, 2019, the Company issued 180,514,000 common shares to Livingston Asset Management. The shares are accounted for at par with an offset to additional paid in capital until the proceeds from sales are remitted to reduce the debt covered by the 3(a)(10).

Common Shares Issued for Services

On May 3, 2019, the Company issued an additional 7,970.000 shares of common stock to its technology service provider to cover the shortfall of the monthly fee arrangement. As a result 12,358,974 shares were issued to this vendor in settlement of amounts due. The shares were valued on the commitment dates at the then current market prices.

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

Overview

Bantek, Inc. is a UAV and related services and technology company that intends to engage in, testing and distribution, of advanced low altitude UAV systems, services and products. Bantek, Inc. also provides product procurement, distribution, and logistics services through its wholly-owned subsidiary, Howco Distributing Co., to the United States Department of Defense and Defense Logistics Agency. The Company has operations Vancouver, Washington. The Company continues to seek strategic acquisitions and partnerships with UAV firms that offer superior technologies in high-growth markets, as well as acquisitions and partnerships with firms that have complementary technologies and infrastructure.

Liquidity and Capital Resources

As of March 31, 2019, we had $1,342,380 in current assets, including $94,735 in cash, compared to $2,451,721 in current assets, including $108,446 in cash, at September 30, 2018. Current liabilities at March 31, 2019, totaled $7,474,742 compared to $14,621,838 at September 30, 2018. The decrease in current assets from September 30, 2018 to March 31, 2019 is primarily due to decreases in cash of $13,711, accounts receivable of $613,321, inventory of $380,414, and prepaid expenses of $101,895. The decrease in current liabilities from September 30, 2018 to March 31, 2019 is primarily due to the decrease in convertible notes payable of approximately $5,601,000, primarily due to restructuring of TCA note terms to long term, decreases in accounts payable of approximately $844,600, decrease of accrued expenses of $777,600, decreases in related party convertible notes of $27,670 as the note terms were amended extending the maturity, decrease in note payable of $125,000, which was liquidated and a decrease in derivative liabilities of approximately $73,100 largely due to warrant exercises, slightly offset by $90,000 in current portion of related party debt and an increase in settlements payable of approximately $213,500. While we have revenues as of this date, no significant UAV revenues are anticipated until we have implemented our full plan of operations, specifically, initiating sales campaigns for our UAV platforms. We must raise cash to implement our strategy to grow and expand per our business plan. We anticipate over the next 12 months the cost of being a reporting public company will be approximately $250,000.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	Six Months Ended March 31, 2019	Six Months Ended March 31, 2018
Net Cash Used in Operating Activities	$(746,317)	$(795,719)
Net Cash Used in Investing	(15,606)	-
Net Cash Provided by Financing Activities	$748,212	$656,906
Net Increase (Decrease) in Cash	$(13,711)	$(138,813)

Results of Operations

Three months Ended March 31, 2019 and 2018

We generated sales of $2,659,917 and $4,602,343 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $1,942,426, or 42%. For the three months ended March 31, 2019 and 2018, we reported cost of goods sold of $2,372,555 and $3,946,076, respectively, a decrease of $1,573,521, or 40%. The decrease in sales and cost of goods sold for the 2019 period as compared to the 2018 period is due to lower sales in current period and to lesser extent by our efforts to increase gross margins by reducing sales of lower margin products. While management’s focus on increasing gross margins has impacted sales levels, we believe that the Company is situated to capture greater sales without incurring significant fixed costs through three initiatives. Efforts are underway to market an expanded suite of Howco product lines on the east coast. We are expanding product offerings with high tech tactical gear to regular federal government entities (Howco lines of business), adding the high tech tactical gear to our traditional drone assemblies along with newer more rapidly deployed drones focused on municipalities and lastly we are adding lighting maintenance services under the thermal jackets initiative for large institutional clients. All of these initiatives focus on current market segments to synergistically leverage our capabilities.

For the three months ended March 31, 2019 and 2018, we reported selling, general, and administrative expenses of $811,703 as compared to $650,032, an increase of $161,671, or 25%. For the three months ended March 31, 2019 and 2018, selling, general, and administrative expenses consisted of the following:

	For the Three Months ended	For the Three Months ended
	March 31, 2019	March 31, 2018
Compensation and related benefits	$380,871	$492,478
Professional fees	321,414	(46,151)
Other selling, general and administrative expenses	109,418	203,705
Total selling, general and administrative expenses	$811,703	$650,032

The increase in selling, general, and administrative costs for the 2019 period as compared to the 2018 period was due increase in professional fees and in other selling, general and administrative partially offset by lower compensation related costs due to a reduction in employees.

For the three months ended March 31, 2019 and 2018, amortization and depreciation expense amounted to $69,377 and $66,248, respectively, and related to the depreciation of demonstration drones and amortization of intangible assets. In the 2019 period depreciation expense was $2,065.

For the three months ended March 31, 2019 and 2018, other income (expense) amounted to ($423,152) and ($1,661,222), respectively, a decrease of $1,238,070, or 75%. The decrease was attributable to a decrease in interest and financing costs of $1,252,418, or 74%, due to a decrease in the interest rate for the senior secured convertible note, and the lower amortization of related discounts and accretion of premiums. An increase in debt extinguishment gains of $71,680 also benefited the 2019 period costs. Derivative expenses rose from ($19,680) in the 2018 period to ($57,164) in the current period due to the triggering of the anti-dilution clause of the warrant issued to Crown Bridge Partners.

As a result, we reported net losses of $1,016,870, or $0.0007 per common share, and $1,721,235, or $0.04 per common share, for the three months ended March 31, 2019 and 2018, respectively.

Six months Ended March 31, 2019 and 2018

We generated sales of $6,412,375 and $9,035,403 for the six months ended March 31, 2019 and 2018, respectively, a decrease of $2,623,028, or 29%. For the six months ended March 31, 2019 and 2018, we reported cost of goods sold of $5,750,094 and $8,087,969, respectively, a decrease of $2,337,875, or 29%. The decrease in sales and cost of goods sold for the 2019 period as compared to the 2018 period is due to us ceasing our sales of certain products from certain vendors. While management’s focus on increasing gross margins has impacted sales levels, we believe that the Company is situated to capture greater sales without incurring significant fixed costs through three initiatives. Efforts are underway to market an expanded suite of Howco product lines on the east coast. We are expanding product offerings with high tech tactical gear to regular federal government entities (Howco lines of business), adding the high tech tactical gear to our traditional drone assemblies along with newer more rapidly deployed drones focused on municipalities and lastly we are adding lighting maintenance services under the thermal jackets initiative for large institutional clients. All of these initiatives focus on current market segments to synergistically leverage our capabilities.

For the six months ended March 31, 2019 and 2018, we reported selling, general, and administrative expenses of $1,680,641 as compared to $1,470,794, an increase of $209,847, or 14%. For the six months ended March 31, 2019 and 2018, selling, general, and administrative expenses consisted of the following:

	For the Six Months ended	For the Six Months ended
	March 31, 2018	March 31, 2018
Compensation and related benefits	$756,448	$973,095
Professional fees	674,678	177,072
Other selling, general and administrative expenses	249,515	320,627
Total selling, general and administrative expenses	$1,680,641	$1,470,794

The increase in selling, general, and administrative costs for the 2019 period as compared to the 2018 period was due to an increase in professional fees with a partially offset due to a reduction in compensation costs, and a reduction in other selling, general and administrative due to changes in staff mix. Certain professional staff positions were placed with 3rd party professional resources. For the six months ended March 31, 2019, professional fees amounted to $674,678 and compared to $177,072, an increase of $497,606. Professional fees increased due to higher legal charges incurred for suit by a former officer, increased fees for accounting services and general business consulting. Additionally, during the six months ended March 31, 2018, we recorded a reversal of stock-based consulting fee of $160,279 caused by the revaluation of the fair value of non-employee options in accordance with ASC 505-50 – “Equity-Based Payments to Non-Employees.

For the six months ended March 31, 2019 and 2018, depreciation and amortization expense amounted to $137,691 and $132,498, respectively, and related to the amortization of intangible assets. In the 2019 period depreciation expense was $5,193.

For the six months ended March 31, 2019, other income (expense) amounted to ($926,361) and ($2,365,950), respectively, a decrease of $1,439,589 or 61%. The decrease was attributable to lower interest and financing costs of $1,507,442, or 63%, primarily due to higher initial financing cost in the 2018 period including the amortization of related discounts and accretion of premiums.

As a result, we reported a net loss of $2,082,412 or $0.0018 per common share, and $3,021,808, or $0.07 per common share, for the six months ended March 31, 2019 and 2018, respectively.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the six months ended March 31, 2019, the Company has incurred a net loss of $2,082,412 and used cash in operations of $746,317. The working capital deficit, stockholders’ deficit and accumulated deficit was $6,132,362, $10,090,060 and $21,713,704, respectively, at March 31, 2019. Furthermore, on April 13, 2017 the Company received a default notice on its payment obligations under the senior secured credit facility agreement (see Note 10), defaulted on its Note Payable – Seller in September 2017, and as of March 31, 2019 has received demands for payment of past due amounts from several consultants and service providers. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has been implementing cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and has restructured its secured obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

Stock-Based Compensation

The cost of all share-based payments to employees and non-employees, including grants of restricted stock and stock options, is recognized in the consolidated financial statements based on their fair values measured at the grant date, or the date of any later modification, over the requisite service period. The Company recognizes compensation cost for unvested stock awards on a straight-line basis over the requisite vesting period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2019, our disclosure controls and procedures were not effective.

The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting. Currently there are no staff with knowledge of Generally Accepted Accounting Procedures on site at Howco. The current procedures and controls need to be improved for inventory accounting, period end financial closing and account analysis. Since the resignation of our former CFO in July 2017, we have not had a qualified in-house financial accounting expert to maintain our parent company and consolidation level books and records. To remediate this situation we have engaged outsourced accountants. On January 5, 2019 Jeffrey L. Garon was appointed as CFO.

Changes in internal control over financial reporting

Other than the appointment of a new CFO on January 5, 2019, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Unregistered Securities

Through the issuance date of this Form 10Q the Company issued the following unregistered securities:

Shares Issued for Employees

Under the terms of the compensation agreement with CFO, the Company issues 100,000 shares each month to the CFO. For the six months ended March 31, 2019, the Company was obligated to and issued 200,000 shares valued at $200, charged to compensation expenses.

Shares Issued for non-employee Services

On March 1, 2019, the Company’s agreement with its technology support provider wherein the Company is to issue common shares equal to $1,500 every month. The Company recognized the expense $1,500 and authorizes the issuance of 1,666,667 shares to the vendor.

On March 31, 2019, 10,000,000, common shares were issued to Tysadco Partners for the Company’s investor relations firm as per the agreement for monthly payments in shares of $4,000 per month totaling $16,000, which was fully recognized as expense as of March 31, 2019. The issuance settled the amounts due for October 20, through December 20, 2018.

On May 3, 2019, the Company issued an additional 7,970,000 shares of common stock to its technology service provider to cover the shortfall of the monthly fee arrangement. A total of 12,358,974 shares were issued to the vendor in settlement of amounts due and current service. The shares were valued on the commitment dates at the then current market prices.

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

On March 18, 2019, Livingston Asset Management converted $12,500 of principal, $640 of accrued interest and $1,145 in fees from the fee note issued September 1, 2018, for 47,618,033 at the contracted price of $0.0003.

On April 2, 2019, Livingston Asset Management converted $12,500 of principal, $640 of accrued interest and $1,145 in fees from the fee note issued October 1, 2018, for 71,883,550 at the contracted price.

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

Between February 4 and March 19, 2019, 465,214,000 common shares were issued to Livingston of which 95,768,000 shares sold by Livingston remained pending settlement at March 31, 2019. Livingston Asset Management remitted payments to TCA totaling $225,000 in partial settlement of TCA Note A under the terms of the 3(a)(10) agreement. At March 31, 2019, 95,768,000 shares are pending settlement.

On April 10, 2019, the Company issued 180,514,000 common shares to Livingston Asset Management. The shares are accounted for at par with an offset to additional paid in capital until the proceeds from sales are remitted to reduce the debt covered by the 3(a)(10).

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

On February 18, 2019 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $6,000 with a charge to interest expense for the notes. The note was charged to professional fees during the month the note was issued.

On March 1, 2019 the Company issued a convertible promissory note for $12,500 to Livingston Asset Management under the services agreement mentioned above. The note bears interest at 10%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

On March 1, 2019, the Company received a second tranche advance under the Crown Bridge Partners, LLC note dated October 25, 2017 for principal amount of $35,000, including covered fees and original issue discount totaling $5,000. Under the conversion terms of the above note, the holder is entitled to a 35% discount plus an additional 10% discount based on the conversion rights of certain other note holders. Therefore a discount of 45% is assumed for any conversions of this note tranche. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $28,636 with a charge to interest expense. The original issue discount and fees charged were treated as debt discount and will be amortized to financing expenses over the term of the note.

On March 4, 2019, the Company issued a convertible promissory note to Redstart Holdings Corporation in the amount of $78,000. The note bears interest at 10%, matures on December 31, 2019, includes legal fees of $3,000 and is convertible at 35% discount to the average of the lowest two prices observed in the 15 days prior to the issuance of a conversion notice. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $42,000 with a charge to interest expense for the notes. The fees charged were treated as debt discount and will be amortized to financing expenses over the term of the note.

On March 18, 2019 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $6,000 with a charge to interest expense for the notes. The note was charged to professional fees during the month the note was issued.

On April 1, 2019 the Company issued a convertible promissory note for $12,500 to Livingston Asset Management under the services agreement mentioned above. The note bears interest at 10%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

On April 18, 2019 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $6,000 with a charge to interest expense for the notes. The note was charged to professional fees during the month the note was issued.

On May 1, 2019 the Company issued a convertible promissory note for $12,500 to Livingston Asset Management under the services agreement mentioned above. The note bears interest at 10%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

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

BANTEK, INC. (f/k/a DRONE USA, INC.)

Dated: May 15, 2019	By:	/s/ Michael Bannon
Michael Bannon
Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey L. Garon
Jeffrey L. Garon
Chief Financial Officer (Principal Financial Officer)