Form 10-K
period 2019-09-30
Bantek Inc.
filed 2020-02-06
CIK 1704795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2019

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _____

COMMISSION FILE NUMBER: 000-55789

BANTEK, INC.

(Exact name of Registrant as specified in its charter)

Delaware	30-0967943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 Paterson Avenue

Little Falls, NJ 07424

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming officers and directors are affiliates) was approximately $300,000  as of September 30, 2019, computed on the basis of the closing price on such date.

As of January 10, 2020, there were 3,255,346,130  shares of the registrant’s Common Stock outstanding.

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

i

PART I

ITEM 1. BUSINESS

Organizational History

We were formed in Delaware on June 26, 1972 as OCR Corporation, underwent a series of name changes and businesses and on April 25, 2008 changed our name to Texas Wyoming Drilling, Inc. On January 26, 2016, we entered into an Equity Exchange Agreement (the “EEA”) whereby we acquired all of the issued and outstanding membership interests in Drone USA, LLC in exchange for 440,425,388 shares of our common stock and 250 shares of Series A preferred stock, subsequent and pursuant to our completing a 1-for-150 share reverse stock split on all issued and outstanding common stock which resulted in total issued and outstanding shares of common stock of 6,368,224 immediately prior to this issuance. In connection with the EEA, 1,253,202 shares of common stock were relinquished and an additional 44,042,539 shares of common stock were issued pursuant to a previous settlement agreement. In connection with the EEA, effective January 26, 2016, we accepted the resignation of Margaret Cadena, the former Chief Executive Officer and Board member, and Richard Kugelman, Dr. Robert Michet, and Dr. David Durkin, the remaining former officers and Board members, and appointed Michael Bannon as Chief Executive Officer, President, Chairman and Board member and Dennis Antonelos as Chief Financial Officer, Secretary, Treasurer, and Board member. Dennis Antonelos resigned as our CFO and as a member of our Board on July 10, 2017 and Michael Bannon was appointed as CFO. On May 19, 2016, we changed our name to Drone USA, Inc., we changed our ticker symbol to DRUS, and we completed a 1-for-12 share reverse stock split on all issued and outstanding common stock, with a record date of May 24, 2016, which resulted in total issued and outstanding shares of common stock of 40,841,517 on June 17, 2016 when all round lot issuances were completed. The company notified shareholders May 30, 2018 that it intended to increase the authorized shares from 200,000 to 1,500,000 and change the name to Bantek Inc. On February 24,, 2019, the company notified the shareholders that intended to increase the authorized shares from 1,500,000,000 to 6,000,000,000 shares. On September 16, 2019 the company notified its shareholders that it intended to seek FINRA’s approval of a reverse stock split of the common stock, $.0001 par value, of the Company by a ratio of one-for-one thousand (1:1,000) and to change the name of the Company to Bantec, Inc. As of now, the reverse stock split and the name change to Bantec, Inc. are under review and have not yet received FINRA’s approval.

We are currently traded on the OTC Pink market under the symbol BANT.

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

On September 9, 2016, Howco Distributing Co., (“Howco”) became a wholly owned subsidiary of Bantek, Inc. We acquired all of its issued and outstanding shares held by Paul Charles (“Chuck”) Joy and Kathryn B. Joy, the founders and officers of Howco, for $3,500,000, a warrant for 500,000 shares of Bantek, Inc. common stock with an exercise price of $0.01 per share, and earnout consideration, the funds for which were received from the TCA loan discussed below. We paid $2,600,000 in cash and issued a note to the sellers for $900,000. Howco is a supplier of spare and replacement parts to the United States Federal Government and commercial customers worldwide with expertise in Defense Logistics Agency, TACOM, NECO and other Department of Defense acquisition groups. Howco understands the entire contract and administration management process for Federal Government contracts and supply chain logistics for its Federal Government customers as well as prime contractors with Federal Government contracts. Chuck Joy and Kathryn Joy were retained under contract for a term of two years, a salary of $125,000 and a tiered bonus-structure that is dependent on the gross margin performance of Howco in the subsequent 12 and 24 month periods immediately following the acquisition. Prior to the acquisition, Howco reported revenues of approximately $18.78 million and $24.86 million, and net income of approximately $903,000 and $1,013,000, for the period from October 1, 2015 through September 9, 2016 and the year ended September 30, 2015, respectively. For the year ended September 30, 2019, two customers accounted for approximately 52%, and 14% of Howco’s total sales. The customers are the Defense Logistics Agency-Columbus, and Defense Logistics Agency-Richmond, respectively. Howco’s dependence on two significant customers, all part of the Federal Government, is a risk for its ability to maintain or increase its future revenues since the loss of one or both could have significant adverse financial consequences for Howco and Bantek, Inc.

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

On November 15, 2017, we executed a Liability Purchase arrangement with Livingston Asset Management (“Livingston”) under which Livingston agreed to purchase up to $10,000,000 that we owe to our creditors through direct purchase of the debts from our creditors in return for (i) a convertible note issued by the Company in the principal amount of $50,000 bearing interest of 10% per year to cover certain legal fees and other expenses that matures in six months and is convertible into shares of our common stock at a 30% reduction off the lowest closing bid price for 20 trading days prior to the date of conversion, (ii) a convertible note subject to these same terms as the convertible note issued to Livingston, payable to Scottsdale Capital Advisors in the principal amount of $15,000 as a placement agent fee and (iii) the right of Livingston to retain 30% of any negotiated reduction off the face amount of the liability we owe to such creditors. Following a court judgment (March 2018) for the liabilities purchased by Livingston, we have been issuing free trading shares of our common stock under section 3(a)(10) of the Securities Act to Livingston in the amount of such judgment in a series of tranches so that Livingston will not own more than 9.99% of our outstanding shares per tranche.

Growth Strategy

Our parent company intends to focus on raising capital to fund our expansion into the distribution, drone, manufacturing and construction industries. Although we will continually look to grow organically, our primary form of growth will be through acquisition. We are looking for companies that will ultimately complement each other where we can cross sell our customers a wide variety of goods and services. For example, we are looking to purchase an HVAC company with ties to a strong HVAC supply company. Following the acquisition, Howco will look to leverage the new HVAC supplier relationship and start selling the U.S. government HVAC parts.

Drone Sales

Through our Drone USA website and through limited direct selling efforts we offer police, fire, the US government drone programs. Our drone programs constitute selling our customers drones, drone accessories, drone training, drone services, counter-drone technology, certificates of authorization (COAs) and Waivers.

Acquisitions

We are looking to acquire companies in industries where we possess experience. For example, we would like to acquire companies in the construction, environmental, manufacturing and distribution industries. When acquired, we will initially run the companies as independent entities keeping their identities temporarily intact. When we are confident that we fully know the business and their customers, we will begin to bring them into the Bantek family changing their names to a Bantek division such as Bantek Air or Bantek Electrical. In the future, we may to look to franchise some of our divisions. This will make up our primary growth path. These are our intended divisions:

1.	Bantek Construction

2.	Bantek Air (Heating & Cooling)

3.	Bantek Electrical

4.	Bantek Distribution

5.	Bantek Manufacturing

Howco’s Business

Howco is a premier supplier of spare and replacement parts to a wide variety of Federal Government agencies, U.S. military prime contractors and commercial customers worldwide. Founded in 1990 and located in Vancouver, Washington, Howco’s services encompass bid solicitation, contract management, packaging and logistics for construction, transportation, mining and heavy equipment spare and replacement parts to customers worldwide utilizing a wide variety of supply chain solutions. Howco was the winner of the 2012 United States’ Department of Defense Logistics Agency’s Bronze Supplier Award. Howco reported revenues of approximately $10.3 million and $18.4 million, and net (loss) income of approximately ($3,748,500) and $164,000, for the year ended September 30, 2019 and 2018. The loss in fiscal 2019, includes the impairment expense for intangible assets of $3,420,624.

Howco’s Government Services Contracts

Howco enters into various types of contracts with our customers, such as Indefinite Delivery, Indefinite Quantity (IDIQ), Cost-Plus-Fixed-Fee (CPFF) Level of Effort (LOE), Cost-Plus-Fixed-Fee (CPFF) Completion, Cost-reimbursement (CR), Firm-Fixed-Price (FFP), Fixed-Price Incentive (FPI) and Time-and-Materials (T&M). Approximately 91% of Howco’s revenues are FFP and approximately 9% of its revenues are IDIQ.

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

Competition

Bantek

The competition for Bantek consists mainly of resellers of drones we sell to law enforcement, fire departments security companies and the U.S. government. These companies are Amazon, Best Buy, Drone Nerds, SYNNEX and other distributors of drones. On the training front our competitors consist of SMG and other training suppliers,

Howco

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

Bantek Construction & Environmental

In the construction & environmental industries located in the tristate area there is a tremendous amount of competition. In all three states, we will encounter competition from both small and large contractors, and from union and non-union contractors.

Employees

We have 15 full-time employees, one with Bantek and 14 are with Howco, and one part-time employee with Howco. We have no labor union contracts and believe relations with our employees are satisfactory.

Debt Instruments

The Company has a revolving line of credit with a financial institution, which balance is due on demand and principal payments are due monthly at 1/60 th of the outstanding principal balance. This revolving line of credit is in the amount of $50,000, and is personally guaranteed by the Company’s Chief Executive Officer (“CEO”). The line bears interest at a fluctuating rate equal to the prime rate plus 4.25%, which at September 30, 2019 and September 30, 2018 was 9.25% and 9.25%, respectively. As of September 30, 2019, the balance of the line of credit was $44,556 with $5,544 available, compared to $45,915, and $4,085, at September 30, 2018

We have an $840,000 convertible note dated December 11, 2015, payable with Abatement Industries Group, Inc. (“AIG”), an entity controlled by our CEO. The Note bears interest at an annual rate of 7% with a maturity date of June 11, 2017, at which time all unpaid principal and interest is due. In August 2018, the maturity date of the note was extended to June 11, 2022. In conjunction with the amendment the note was assumed by Pike Falls LLC which is also controlled by our CEO. The holder of the note has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. As of September 30, 2019, the note payable has not been converted and the balance of the note is approximately $688,000, and accrued interest was approximately $174,000.

The Company has a convertible note payable (for an unspecified amount) with the Company’s CEO. This line of credit (“LoC”) bears interest at an annual rate of 7% with a maturity date of December 31, 2017, at which time all unpaid principal and interest was due. On December 15, 2017 the due date was extended to July 2, 2018 and then in July, 2018, the due date was extended to June 30, 2019, on December 23, 2018 the maturity date of the LoC was extended to September 23, 2024. The holder of the LoC has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. During the year ended September 30, 2018, the Company borrowed $670 and repaid $95,000. During the year ended September 30, 2019 the Company was advanced $221,950 and repaid $82,025, on this LoC. As of September 30, 2019 and 2018, the LoC has not been converted, the balance was $166,995 and $27,670, and accrued interest was $21,838 and $11,350, respectively. This LoC is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula.

In connection with the acquisition of Howco on September 9, 2016, we issued a note payable to the sellers in the amount of $900,000. The note bears an interest of 5.5% and all unpaid principal and accrued interest is due on September 9, 2017. The note is in default and is accruing interest at 8% per year. The Company is in discussion with the sellers over the asserted claim that the sellers withdrew excessive amounts of cash from the business prior to the acquisition. The   note is subordinated to the TCA loan described below. As of September 30, 2019, the note payable has a balance of $900,000 with accrued interest of approximately $197,500.

Effective September 13, 2016, we entered into a senior secured credit facility agreement (the “Credit Facility” or the “Agreement”) with TCA Global Credit Master Fund L.P (“TCA”) to provide capital for the acquisition of Howco. We can borrow up to $6,500,000, with an initial loan at closing of $3,500,000. The Credit Facility is secured by substantially all our assets and our subsidiaries and bears interest at a rate of 18%, requires monthly payments of $52,500 which is interest only starting on October 13, 2016 through February 13, 2017, and monthly payments, including interest and principal, of $298,341 starting on March 13, 2017 through maturity on March 13, 2018. Events of default are defined in the Agreement. In the event of default, the note balance will bear interest at 25%. In connection with this Agreement, we are obligated to pay additional advisory fees of $850,000 payable in the form of cash or common stock in accordance with the terms of the Agreement. We were also required to reserve 7,000,000 shares of common stock related to this transaction. The reserved shares will be released upon the satisfaction of the loan.

Once a default occurs, the Note and the $850,00, advisory fee payable will be accounted for as stock settled debt at its fixed monetary value. On March 13, 2017, the Company defaulted on the monthly principal and interest payment of $298,341. Due to this default as of June 30, 2017, the Company has accounted for the embedded conversion option as stock settled debt and recorded a debt premium of $617,647, with a charge to interest expense, and the interest rate increased to 25% (default rate).

As of March 31, 2017, and as of September 30, 2018 and 2019, we issued to TCA 539,204 shares of common stock in satisfaction of the $850,000 advisory fees in accordance with the terms of the Credit Facility. Based upon the value of the shares, at the time TCA sells the shares, we may be required to redeem unsold shares for the difference between the $850,000 and TCA’s sales proceeds. Accordingly, the $850,000 has been reflected as a current liability as of September 30, 2017. Notwithstanding anything contained in the Agreement to the contrary, in the event TCA has not realized net proceeds from the sale of Advisory Fee Shares equal to at least the Advisory Fee by the earlier to occur of: (A) the twelve (12) month anniversary of the Effective Date; (B) the occurrence of an Event of Default; or (C) the Maturity Date, then at any time thereafter, TCA shall have the right, upon written notice to us, to require that we redeem all Advisory Fee Shares then in TCA’s possession for cash equal to the Advisory Fee, less any cash proceeds received by TCA from any previous sales of Advisory Fee Shares, if any. In the event such redemption notice is given by TCA, we shall redeem the then remaining Advisory Fee Shares in TCA’s possession for an amount of Dollars equal to the Advisory Fee, less any cash proceeds received by TCA from any previous sales of Advisory Fee Shares, if any, payable by wire transfer to an account designated by TCA within five (5) Business Days from the date TCA delivers such redemption notice to us.

The Note is only convertible upon default or mutual agreement by both parties at a conversion rate of 85% of the lowest of the daily volume weighted average price of the Company’s common stock during the 5 business days immediately prior to the conversion date. At any time and from time to time while this Note is outstanding, but only upon: (i) the occurrence of an Event of Default under any of the Loan Documents; or (ii) mutual agreement between the Company and the Holder, this Note may be, at the sole option of the Holder, convertible into shares of the Company’s common stock, in accordance with the terms and conditions of the Note Upon liquidation by the Holder of Conversion Shares issued pursuant to a conversion notice, provided that the Holder realizes a net amount from such liquidation equal to less than the conversion amount specified in the relevant conversion notice , the Company shall issue to the Holder additional shares of the Company’s common stock equal to: (i) the Conversion Amount specified in the relevant conversion notice; minus (ii) the realized amount, as evidenced by a reconciliation statement from the Holder (a “Sale Reconciliation”) showing the realized amount from the sale of the Conversion Shares; divided by (iii) the average volume weighted average price of the Company’s common stock during the five business days immediately prior to the date upon which the Holder delivers notice (the “Make-Whole Notice”) to the Company that such additional shares are requested by the Holder.

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

On January 3, 2018, the Company entered into a settlement agreement (the “Settlement Agreement”) and replacement note agreements with the investment fund related to a senior secured credit facility note dated September 13, 2016. On the effective date of the Settlement Agreement, all amounts owed to the investment fund aggregated $5,788,642 and consisted of a convertible promissory note of $3,500,000, accrued interest payable of $238,642, and accrued advisory fees payable of $2,050,000. On the effective date of the Settlement Agreement, the amount due of $5,788,642 was split and apportioned into two separate replacement notes (“Replacement Note A” and Note B”). Replacement Note A had a principal amount of $1,000,000 and Replacement Note B had a principal balance of $4,788,642, both of which remained secured by the original security , pledge and guarantee agreements; and other applicable loan documents, and bear interest at 18% per annum. The default was not waived by this settlement agreement. The Company originally recorded a premium on stock settled debt of $617,647 on the $3,500,000, and subsequent to the settlement agreement recorded an additional premium on stock settled debt of $403,878 on the additional $2,288,642 for accrued interest and advisory fees payable that were capitalized as note principal. The interest rate was amended to 12% effective June 12, 2018.

The Credit Agreement was amended such that the maturity date was extended to January 13, 2019 (the “Extended Maturity Date”) for replacement Note B, while the Note A maturity date remained at March 13, 2018 but was due as of March 2017 due to the principal and interest payment default discussed above. Notwithstanding anything contained in this Agreement to the contrary, all obligations owing by the Company and all other Credit Parties under the Credit Agreement, First Replacement Note B, and all other Loan Documents shall be paid in full by the Extended Maturity Date as follows: $52,500 per month from January 13, 2018 to December 13, 2018 and the remaining principal and accrued interest on January 13, 2019. Interest payments made since the amendment have totaled $323,440 and are therefore not in accord with that amendment. However, TCA has received payments under the 3(a)(10) settlement (below) totaling $308,100 during the year ended September 30, 2018, and another $270,320, during the year ended September 30, 2019. The principal balance was $4,788,642 at September 30, 2018.

On October 30, 2018 TCA the Company’s senior lender amended its credit facility which had been restructured in January 2018 when fees due for advisory and other matters along with accrued but unpaid interest were capitalized and separated into two notes, Note A having $1,000,000 principal and Note B having $4,788,642 both having the same maturity terms, interest rates and conversion rights. Under the current amendment total amounts outstanding under the notes along with accrued interest have been capitalized with the principal amount due of $6,018,192. The new note accrues interest on the principal balance at 12% per annum, includes amortization to the new maturity of December 15, 2020. The amortization payments credited toward the principal amount and accrued interest vary and include payments made under the settlement agreement with a third party related to Note A. Economically the total principal and accrued interest outstanding remain unchanged as reported in the consolidated balance sheet. All other terms including conversion rights and a make-whole provision in the case of a conversion shortfall remain the same as stated above. At September 30, 2019, the principal of the Note B portion was $5,326,285, accrued interest was $460,095, and Note A principal subject to the 3(a)(10) court order was $421,587. During the year ended September 30, 2019, the Company paid $155,000, in interest and Livingston Asset Management (under the 3(a)(10) settlement) paid $270,320 to TCA.

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

On September 6, 2019 the Company received a default notice on its payment obligations under the senior secured credit facility agreement from TCA. The Company has proposed a number of solutions including refinancing the debt with other parties. The Company has not paid the monthly amounts agreed upon with TCA. As a result of the default TCA can enforce its default terms up to and including seizing any assets securing the loan.

In June 2016, we opened a credit card account with American Express Bank. Payment of the entire balance is due monthly upon receipt of the statement. The card has been cancelled and as of September 30, 2019 has a current unpaid balance of approximately $42,850. We are not in compliance with payment plan established in December 2017 with American Express to retire this debt obligation, however the Company made funds available to the collection agent to withdraw for each of the agreed upon dates yet funds were not collected on behalf of American Express bank.

In October 2016, we opened a revolving credit card account with Capital One Financial Corporation. The credit card has a limit of $7,000. As of September 30, 2019, the credit card is active and the balance of the credit card was approximately $5,400.

In November 2016, we opened a credit card account with Bank of America. Payment of the entire balance is due monthly upon receipt of the statement. The credit card has a limit of $100,000 and as of September 30, 2019, the credit card is active, and the balance was approximately $99,000.

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

Trillium Partners LP converted $1,095 in fees, all principal of $62,500 and $6,781 of interest into 35,187,910 common shares on September 19, 2018 at the conversion price of $ .002. The $62,500 of put premium was credited to additional paid in capital in conjunction with the conversion.

World Market Ventures LLC converted principal of $61,481 and $6,657 of interest into 34,500,000 common shares on September 19, 2018 at the conversion price of $ .001975. The $61,481 of put premium was credited to additional paid in capital in conjunction with the conversion. The remaining $1,020 of principal and $1,020 of put premium are included in the convertible notes at September 30, 2019.

On October 17, 2018 Porta Pellex assigned $62,500 of the principal balance of its note to Trillium Partners LP along with $7,500 of accrued interest, leaving an unpaid balance of $62,500 plus accrued interest on Porta Pellex’s original note. The assigned portion of the note was restated to provide for conversion of interest and principal into common shares at 50% discount to the lowest bid price over the 20 trading days prior to conversion notification. The assignment was treated as stock settled debt in accordance with ASC 480 and $62,500 was recorded as put premium with a charge to interest expense for the assigned and restated note. The note principal and accrued interest was fully converted into 115,668,621 shares of common stock by November 27, 2018.

On October 23, 2018 Porta Pellex assigned $62,500 of the remaining principal balance of its note to Jefferson Street Capital LLC along with $7,500 of accrued interest. The assigned portion of the note was restated to provide for conversion of interest and principal into common shares at the lower of: 50% discount to the lowest bid price over the 20 trading days prior to conversion notification; or 50% of the lowest bid price during the 20 trading days prior to the closing date of the related assignment. In connection with the issuance of this Note, the Company determined that the terms of the Note contain a conversion formula that caused variations in the conversion price resulting in the treatment of the conversion option as a bifurcated derivative to be accounted for at fair value. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of assignment and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives was determined using the Binomial valuation model. In connection with this Note, on the initial measurement date of October 23, 2018, the fair values of the embedded conversion option derivative of $78,441 was recorded as derivative liabilities, $15,971 was charged to current period operations as initial derivative expense, and $62,500 was recorded as a debt discount and is being amortized into interest expense over the expected holding period of the restated note. The note principal and accrued interest was fully converted into 128,619,959 shares of common stock by December 5, 2018. A net loss on debt extinguishment of $14,057 was recorded during the year ended September 30, 2019.

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

The convertible note (the “Note”) issued to Crown Bridge in the principal amount of $105,000, has an original issue discount of $10,500 and issue costs of $19,000 both of which are recorded as debt discount along with the warrant relative fair value of $12,507 for the original 100,000 warrants and $31,529 for the penalty warrants to be amortized over the twelve month term of this tranche, bears interest of 10% (12% default rate) per annum, and has a maturity date of 12 months from the date of each tranche of payments under the Note with future tranches being at the discretion of Crown Bridge. The conversion rate for any conversion of unpaid principal and interest under the Notes is at a 35% discount to the lowest market price of the shares of the Company’s common stock within a 20 day trading period prior to the date of conversion to which an additional 10% discount will be added if the conversion price of the Company’s common stock is less than $0.05 per share and no shares of the Company’s common stock can be issued to the extent Crown Bridge would own more than 4.99% of the outstanding shares of the Company’s common stock and the conversion shares contain piggy-back registration rights. The Note is subject to customary default provisions including an event of default if the bid price of the Company’s common stock is less than its par value of $.0001 per share. The Company is entitled to prepay the Note between 30 days after its issuance until 180 days from its issuance at amounts that increase from 112% of the prepayment amount to 137% of the prepayment amount depending on the length of time when prepayments are made. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $56,538 with a charge to interest expense. As of September 30, 2018, the note holder fully converted principal and accrued interest into common shares. The debt premium on stock settled debt was fully recognized as additional paid in capital.

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

On December 7, 2017, the Company received a payment of $79,000, net of an original issue discount of $5,800 and issue costs of $20,200 fees which was recorded as a debt discount which is being amortized into interest expense over the Note term, under the terms of a Securities Purchase Agreement dated November 21, 2017, with EMA Financial, LLC (“EMA Financial”) under which the Company issued to EMA Financial a convertible note (the “Note”) in the principal amount of $105,000 that bears interest of 10% (24% default rate) per annum. The Note has a maturity date of December 7, 2018 and has a conversion rate for any unpaid principal and interest at a conversion price which is the lower of (i) the closing sales price of the Company’s common stock on the trading day immediately preceding the date of funding and (ii) a 35% discount to (a) the lowest sales price of the shares of the Company’s common stock within a 20 day trading period including and immediately preceding the conversion date or (b) the lowest bid price on the conversion date, whichever is lower, and the conversion shares contain piggy-back registration rights. The conversion rate is further reduced under certain events, including if the closing sales price is less than $0.095 in which case the conversion rate is a 50% discount under the terms set forth above. No shares of the Company’s common stock can be issued to the extent EMA Financial would own more than 4.99% of the outstanding shares of the Company’s common stock. The Company also is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion or adjustment of the Note (based on the conversion price of the Note in effect from time to time) and initially must instruct its transfer agent to reserve 6,802,000 shares of common stock in the name of EMA Financial for issuance upon conversion. The Note is subject to customary default provisions and also includes a cross-default provision as well as default being triggered if the Company loses the “bid” price for its common stock ($0.0001 on the “ask” with zero market makers on the “bid” per Level 2 and/or a market such as OTC Pink). The Company is entitled to prepay the Note between the issue date until 180 days from its issuance at a premium of 135% of the unpaid principal and interest if paid within 90 days after the issue date and 150% thereafter. In connection with the issuance of this Note, the Company determined that the terms of the Note contain a conversion formula that caused variations in the conversion price resulting in the treatment of the conversion option as a bifurcated derivative to be accounted for at fair value. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives was determined using the Binomial valuation model. At the end of each period, the Company revalued the embedded conversion option and warrants derivative liabilities. In connection with this Note, on the initial measurement date of December 7, 2017, the fair values of the embedded conversion option derivative of $149,028 was recorded as derivative liabilities, $70,028 was charged to current period operations as initial derivative expense, and $79,000 was recorded as a debt discount and is being amortized into interest expense over the term of this Note. At each reporting date during the year ended September 30, 2018, the Company revalued the embedded conversion option derivative liability. At September 30, 2018 the Company has fully recorded derivative liability as part of the gain (loss) in debt extinguishment in conjunction with the full conversion of the note into common stock.

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

On December 13, 2017, the Company received a payment of $60,000, net of original issue discount fees of $7,500 and $15,000 of issue costs recorded as debt discounts and amortized to interest expense over the Note term under the terms of a Securities Purchase Agreement dated December 8, 2017, with Morningview Financial, LLC (“Morningview Financial”) under which the Company issued to Morningview Financial a convertible note (the “Note”) in the principal amount of $82,500 that bears interest of 12% (18% default rate) per annum. The Note has a maturity date of 12 months and a conversion rate for any unpaid principal and interest and a conversion price which is a 35% discount to the lowest sales price of the shares of the Company’s common stock within a 20-day trading period including and immediately preceding the conversion date. The conversion rate is further reduced under certain events, including if the closing sales price is less than $0.05 in which case the conversion rate is a 45% discount under the terms set forth above. No shares of the Company’s common stock can be issued to the extent Morningview Financial would own more than 4.99% of the outstanding shares of the Company’s common stock. The Company also is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion or adjustment of the Note (based on the conversion price of the Note in effect from time to time). The Note is subject to customary default provisions and also includes a cross-default provision as well as default being triggered if the Company’s Trading Price as that term is defined in the Note is less than $.0001 or if a money judgment, writ or similar process shall be entered or filed against the Company or any of its subsidiaries for more than $50,000, and shall remain unvacated, unbonded or unstayed for a period of 20 days unless otherwise consented to by the holder of the Note. Additionally, upon default and default notice by the lender, the amount immediately due shall be increased to 150% or 200% of the outstanding principal and interest due depending upon the default provisions, plus default interest. The Company is entitled to prepay the Note between the issue date until 180 days from its issuance at a premium of 135% of the unpaid principal and interest. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $44,423 with a charge to interest expense. Morningview Financial assessed charges of $20,625 under technical default terms of the note during the month of June 2018. The Company increased principal and debt discount by $20,625 and recorded additional premium of $11,106 in connection with the stock settled debt feature discussed above. As of September 30, 2018 Morningview, had converted all principal and accrued interest into common shares. Debt premium $55,529 was recorded as additional paid in capital on a prorata basis at each conversion date.

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

On June 1, 2018 the Company entered into a consulting and services arrangement with Livingston Asset Management. The arrangement provides for financial management services including accounting and related periodic reporting among other advisory services. Under the agreement the Company will issue to Livingston Asset Management Convertible Fee Notes having principal of $12,500, interest of 10% per annum, maturity of six or seven months. The notes are convertible into common shares at a discount of 50% to the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $12,500 with a charge to interest expense for each note. As of September 30, 2019, the following notes had been issued and converted as indicated:

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

August 1, 2018, $12,500 principal maturing January 31, 2019 – fully converted;

September 1, 2018, $12,500 principal, maturing February 28, 2019 – fully converted;

October 1, 2018, $12,500 principal, maturing March 31, 2019 – fully converted;

November 1, 2018, $12,500 principal, maturing April 30, 2019 – fully converted;

December 1, 2018, $12,500 principal, maturing May 31, 2019 – partially converted, principal balance $10,375 at September, 30, 2019;

January 1, 2019, $12,500 principal, maturing June 30, 2019;

February 1, 2019, $12,500 principal, maturing July 31, 2019;

March 1, 2019, $12,500 principal, maturing August 31, 2019;

April 1, 2019, $12,500 principal, maturing September 30, 2019;

May 1, 2019, $12,500 principal, maturing October 31, 2019;

June 1, 2019, $12,500 principal, maturing November 30, 2019.

The notes were charged to professional fees for each corresponding service month. The Company has accounted for each of the Convertible Fee Notes as stock settled debt under ASC 480 and recorded a debt premium of $12,500 each with a charge to interest expense.

The consulting and services arrangement with Livingston Asset Management was amended on July 1, 2019. The amendment increased the monthly fee to be $20,000, with $17,000, as monthly convertible note and $3,000, of cash due on the first of each month.

On November 1, 2019, Livingston Asset Management amended the convertible notes payable received under the Company’s advisory agreement with Livingston to relinquish the conversion of feature of the notes held by Livingston with immediate effect. The Company will recognize $136,375 from a gain on debt extinguishment as premiums recorded for stock settled debt (charged as interest expense at the date of note origination) are reclassified.

On September 30, 2019, the Company issued a convertible note to Livingston Asset Management for $51,000, under the same interest rate and conversion discount terms. The note matures on March 31, 2020.

On October 1, 2019 the Company issued a promissory note for $17,000 to Livingston Asset Management under the services agreement mentioned above. The note bears interest at 10% and matures in six months.

On November 1, 2019 the Company issued a promissory note for $17,000 to Livingston Asset Management under the services agreement mentioned above. The note bears interest at 10% and matures in six months.

On December 1, 2019 the Company issued a promissory note for $17,000 to Livingston Asset Management under the services agreement mentioned above. The note bears interest at 10% and matures in six months.

On January 1, 2020, the Company issued a promissory note for $17,000 to Livingston Asset Management under the services agreement mentioned above. The note bears interest at 10% and matures in six months.

On February 1, 2020, the Company issued a promissory note for $17,000 to Livingston Asset Management under the services agreement mentioned above. The note bears interest at 10% and matures in six months.

On August 29, 2018 the Company entered into an agreement with a legal firm to provide securities related and other legal services. Under the agreement the Company will issue convertible notes with varying principal amounts for services. The first note was issued on August 29, 2018 for $6,000, interest of 12%, and maturity date of February 28, 2018. The conversion feature allows for conversion into common shares at the lesser of: a) 70% of the share price on the date of the note; or b) 50% of the lowest bid price during the 30 trading days preceding the date of the notice of conversion. In connection with the issuance of this Note, the Company determined that the terms of the Note contain a conversion formula that caused variations in the conversion price resulting in the treatment of the conversion option as a bifurcated derivative to be accounted for at fair value. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair values of the embedded conversion option derivatives were determined using the Binomial valuation model. $10,435 was recognized as derivative liability with $6,000 charged to debt discount and $4,035 charged to derivative expense on issuance. The debt discount of $6,000 will be amortized to interest expense to the maturity date of the note. At March 31, 2019 the derivative fair value was determined to have decreased to $8,881. As the note reached its maturity date no further fair value adjustments will be recorded. For the nine months ended June 30, 2019, the $5,000, balance of the debt discount was charged to interest expense and debt discount balances was $0. The following notes have been issued to the law firm, each having six month term to maturity and 12% annual interest but a change in the conversion terms such that a fixed discount of 50% of the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premiums equal to the face value of the notes with a charge to interest expense. The note principal amount was charged to professional fees during the month the note was issued.

September 4, 2018, $10,000;

September 18, 2018, $6000;

October 18, 2018, $6,000;

November 18, 2018, $6,000;

December 18, 2018, $6,000;

January 18, 2019, $6,000;

February 18, 2019, $6,000;

March 18, 2019, $6,000;

April 18, 2019, $6,000;

May 18, 2019, $6,000;

June 18, 2019, $6,000;

July 18, 2019, $6,000;

August 18, 2019, $6,000;

September 18, 2019, $6,000;

October 18, 2019, $6,000;

November 18, 2019, $6,000;

December 18, 2019, $6,000; and

January 18, 2020, $6,000.

None of the notes issued for legal services have been converted and the total accrued interest due is $7,055 at September 30, 2019.

On November 13, 2018, the Company issued a convertible promissory note for $90,000 to a vendor in settlement of past due amounts of approximately $161,700 due for services. The note bears interest at 5%, matures on June 30, 2019 and is convertible into the Company’s common stock at 50% of the lowest closing bid price during the 20 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $90,000 with a charge to interest expense for the notes. The original amount payable was reduced by $90,000 on the date the note was issued. The remaining balance in accounts payable of approximately $71,700, was recognized as a gain on debt extinguishment during the year ended September 30, 2019.

On December 20, 2018 the Company issued a promissory note to the CEO for $400,000. The note bears interest at 12% per annum, matures on January 7, 2024 and requires monthly payment of principal of $5,000 with a balloon payment at maturity. The principal and accrued interest balances were $367,500 (of which $90,000 is classified as due with the next 12 months) and $34,969 as of September 30, 2019.

On January 19, 2019 the Company issued a, promissory note to the CEO for $200,000. The note bears interest at 12% per annum, matures on September 23, 2021 and requires monthly payments of $2,500 principal. The outstanding principal and accrued interest are $195,000 (of which $45,000 is classified as due with the next 12 months) and $13,032 at September 30, 2019.

On March 1, 2019, the Company received a second tranche advance under the Crown Bridge Partners, LLC master note dated October 25, 2017, for a principal amount of $35,000, including covered fees and original issue discount totaling $5,000. Under the conversion terms of the above note, the holder is entitled to a 35% discount plus an additional 10% discount based on the conversion rights of certain other note holders. Therefore, a discount of 45% is assumed for any conversions of this note tranche. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $28,636 with a charge to interest expense. The original issue discount and fees charged were treated as debt discount and will be amortized to financing expenses over the term of the note. Unamortized debt discount was $2,069, at September 30, 2019, principal was $35,000, and accrued interest was $2,402.

On March 4, 2019, the Company issued a convertible promissory note to Redstart Holdings Corporation in the amount of $78,000. The note bears interest at 10%, matures on December 31, 2019, includes legal fees of $3,000 and is convertible at a 35% discount to the average of the lowest two prices observed in the 15 days prior to the issuance of a conversion notice. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $42,000 with a charge to interest expense for the notes. The fees charged were treated as debt discount and will be amortized to financing expenses over the term of the note. Accrued interest was $4,851, and unamortized debt discount was $912, at September 30, 2019.

On July 1, 2019, the Company entered into a purchase order financing agreements with an entity controlled by the Company’s CEO (“Pike Falls”) for cash advances to Howco. The advances are to be for 100% of the face value of the purchase orders to be repaid with accounts receivable related to the sales of the products underlying the purchase orders. Pike Falls receives 4% of the purchase price for the first 45 days and .00086% per day thereafter on the unpaid balance. The principal balance was $67,645, at September 30, 2019 and is included in notes payable – related parties on the balance sheet.

On July 2, 2019, the Company issued a convertible note payable (“Note 2”) to the Company’s CEO for a $15,000, cash loan. The funds were paid directly to a vendor to the Company. The note matures on June 9, 2020, bears interest at 10% and may be converted to the Company’s common stock at 50% of the lowest closing bid in the 20 trading days prior to notification of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $15,000 with a charge to interest expense for the note. The note principal, put premium and interest balances are $15,000, $15,000 and $319 at September 30, 2019.

On July 12, 2019, the Company issued a convertible promissory note to Trillium Partners LP for cash in the amount of $10,000. The note bears interest at 10%, matures on January 11, 2020, and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 20 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $10,000 with a charge to interest expense for the notes. The note balance and premium were $10,000 and accrued interest was $213, at September 30, 2019.

On November 1, 2019, Trillium Partners LP, amended the convertible notes payable issued by the Company for cash loan on July 12, 2019, to relinquish the conversion of feature of the note held by Trillium. The Company will recognize $10,000 from a gain on debt extinguishment as premiums recorded for stock settled debt (charged as interest expense at the date of note origination) are reclassified.

 On August 15, 2019, the Company entered into a lending arrangement with Fora Business Loans, LLC for financing at Howco with Bantek as co-borrower, having a principal amount of $210,000. Howco received $146,250, in cash, $3,750 was charged to expenses and $60,000 was charged to original issue discount to be amortized over the life of the arrangement. Under the terms of the agreement Fora receives 245 payments of $854, for each business day followed by a final payment of $853. The lending agreement includes security interests in Howco assets and a personal guarantee from the CEO of the Company. The principal balance is $184,390 at September 30, 2019.

On September 13, 2019, the Company issued a convertible note payable to an entity controlled by the Company’s CEO for a $17,000, cash loan. The note matures on June 9, 2020, bears interest at 10% and may be converted to the Company’s common stock at 50% of the lowest closing bid in the 20 trading days prior to notification of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $17,000 with a charge to interest expense for the notes. The note principal, put premium and interest balances are $17,000, $17,000 and $71 at September 30, 2019.

On September 18, 2019, the Company entered into a sale of future revenues arrangement with PIRS Capital, LLC for Howco with a purchase amount of $195,840. Howco received $149,541, as the purchase price in cash, $3,459 was charged to expenses and $42,840 was recorded as original issue discount to be amortized over the life of the arrangement. Under the terms of the agreement PIRS receives 172 payments of $1,139, for each business day to be repaid from the accounts receivable related to the future revenues:. The lending agreement includes security interests in Howco assets and a personal guarantee from the CEO of the Company. This sale of future revenues is treated as debt and the principal balance is $187,870 at September 30, 2019.

On January 28, 2020, the Company’s subsidiary Howco entered into a Payment Rights Purchase and Sale Agreement financing with EBF Partners, LLC, (merchant cash advance or “MCA”) with a principal amount of $208,500. Howco received $147,355, in cash, net of original issue discount of $58,500, and legal and other fees totaling $2,645, which will be amortized to interest expense over the term of the financing. The CEO is a personal guarantor for the MCA. Howco will make payments each business day by way of an ACH withdrawal of $1,489, for 140 payments. The loan is secured by receipts from future revenue transactions.

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

Given the limited revenues from sales of our drone products to date, we expect that Bantek, Inc. will need to obtain additional operating capital either through equity offerings, debt offerings or a combination thereof, in the future.  In addition, if, in the future, we are not capable of generating sufficient revenues from operations and its capital resources are insufficient to meet future requirements, we may have to raise funds to allow us to continue to commercialize, market and sell our products.  We presently have no committed sources of funding and we have not entered into any agreements or arrangements with respect to our fundraising efforts.  We cannot be certain that funding will be available on acceptable terms or at all.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct business.  If we are unable to raise additional capital if required or on acceptable terms, we may have to significantly scale back, delay or discontinue the development and/or commercialization of our drone products, restrict our operations or obtain funds by entering into agreements on unattractive terms.

Our financial status raises doubt about our ability to continue as a going concern.

Our cash and cash equivalents were $149,832 at September 30, 2019. For the year ended September 30, 2019, the Company has incurred a net loss of $7,115,159 and used cash in operations of $1,105,330. The working capital deficit, stockholders’ deficit and accumulated deficit was $13,632,338, $14,895,354 and $26,746,451, respectively, at September 30, 2019. Furthermore, on September 6, 2019, we received a default notice on our payment obligations under the senior secured credit facility agreement with TCA, defaulted on our note payable – Seller in September 2017 and as of September 30, 2019, we have received several demands for payment of past due amounts for services from several consultants and service providers. These matters raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of our consolidated financial statements included elsewhere in this Form 10-K. Our ability to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. We plan to implement cost-cutting measures, raise equity through a private placement, restructure or repay our secured obligations and structure payment plans, if necessary, with vendors and service providers who are owed money. The accompanying consolidated financial statements elsewhere in this Form 10-K do not include any adjustments that might be required should we be unable to continue as a going concern. We continue to incur significant operating losses, and management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop and market our products. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to market our drone technology, continue with sales of equipment spare and replacement parts to the U.S. Government and commercial customers and raise additional capital.

Management believes that we have access to capital resources through possible public or private equity offerings, exchange offers, debt financings, corporate collaborations or other means. In addition, we continue to explore opportunities to strategically monetize our technology and our services, although there can be no assurance that we will be successful with such plans. We have historically been able to raise capital through equity and debt offerings, although no assurance can be provided that we will continue to be successful in the future. If we are unable to raise sufficient capital through 2020 or otherwise, we may be required to severely curtail, or even to cease, our operations.

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

If our proposed marketing efforts are unsuccessful, we may not earn enough revenue to become profitable.

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

We are required under U.S. GAAP to review our intangible assets, including goodwill for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment annually or more frequently if facts and circumstances warrant a review. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization and slower or declining growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. During the year ended September 30, 2019, the Company determined that the carrying value of Goodwill and other intangible assets related to the acquisition Howco were impaired and as result charges covering the entire carrying value of those assets was taken into operating results.

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

Risks Associated with the Construction Industry

Estimating:

We may estimate projects incorrectly and ultimately lose money. Depending on the scope and price of the project, this loss could be extensive (in hundreds of thousands or possibly millions).

Regulations:

In the construction we must comply with federal and state regulations. Federal OSHA/EPA inspectors or state Safety/Environmental inspectors might visit our projects and possibly find violations and ultimately levy thousands of dollars in fines on us. Being fined could also damage our reputation with our customers.

Workman’s Compensation

Our employees can become injured ultimately driving our workman’s compensation MOD higher forcing us to pay higher premiums. Our injured could potentially sue our customers via third party lawsuits. If that occurs, contractually, we may be obligated to pay defend our customers in court.

Mismanagement

Because the construction industry is labor intensive, project mismanagement can cost our company potentially tens of thousands and possibly hundreds of thousands of dollars.

Unions

We could be subject to strikes and work slowdowns. In addition, by hiring more expensive union labor, we will be less competitive on non-union projects.

Theft

By storing equipment and supplies on project jobsites for long periods of time, we may become a victim of theft. Our employees or employees working for site contractors might steal our equipment and supplies.

Collections

We may encounter customers who refuse to pay us. We will have to hire attorneys and expend a lot of management’s time collecting money from deadbeat customers.

Poor Workmanship

We may poorly perform on a project and be forced to correct our work ultimately costing us more money than we initially estimated.

Bonding

Larger projects may require bid and performance bonds. Due to our financial situation, we may find it difficult to find a company that will provide us with the necessary bonding capacity to bid larger projects.

Economic Downturn

If the northeast economy begins to go into recession, we may find it difficult to secure enough work to keep our construction businesses going. It appears the economy is peaking and will ultimately slide into a recession.

Risks Related to Consolidated Operations

Since we have acquired Howco and changed its focus to higher margin business resulting in sales declines, it is difficult for potential investors to evaluate our future consolidated business.

We completed the Howco acquisition on September 9, 2016. Therefore, our limited consistent operating history makes it difficult for potential investors to evaluate our business or prospective operations and your purchase of our securities. Therefore, we are subject to the risks inherent in the financing, expenditures, complications and delays inherent in a newly combined business. These risks are described below under the risk factor titled “Any future acquisitions that we may make could disrupt our business, cause dilution to our stockholders and harm our business, financial condition or operating results.”

Failure to manage or protect growth may be detrimental to our business because our infrastructure may not be adequate for expansion

The Howco acquisition and any planned acquisition require a substantial expansion of our systems, workforce and facilities. We may fail to adequately manage our anticipated future growth. The substantial growth in our operations as a result of the Howco and planned acquisitions is expected to place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. Howco’s growth strategy includes broadening its service and product offerings, implementing an aggressive marketing plan and employing leading technologies. There can be no assurance that our systems, procedures and controls will be adequate to support our operations as they expand. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems.

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

Under the Credit Facility, effective September 13, 2016, with TCA Global Credit Master Fund, L.P. (“TCA”), we borrowed $3.5 million to acquire Howco and pay certain creditors. The initial loan was due 18 months from the date of the loan and an interest rate of 18% per annum and a default interest rate of 25% per annum. The note, accrued interest, contingency and advisory fees were restructured and as of September 30, 2019, we had approximately $5,326,285 in outstanding principal and $460,095 interest owed to TCA, in addition to $421,587, outstanding under the 3(a)(10) settlement agreement. Under the terms of the Credit Facility, all amounts due under it are secured by our assets, including the assets of Howco. As a result of being in default of our payment obligations under the Credit Facility, TCA could foreclose on its security interest and liquidate or take possession of some or all of these assets, which would harm our business, financial condition and results of operations and could require us to curtail, or even to cease, operations.

On September 6, 2019 the Company received a default notice on its payment obligations under the senior secured credit facility agreement from TCA. The Company has proposed a number of solutions including refinancing the debt with other parties.

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

The Company’s success depends to a significant extent upon the operation, experience, and continued services of certain of its officers, including our CEO, as well as other key personnel. While our CEO and the executive officers of Howco are all employed under employment contracts, there is no assurance we will be able to retain their services. The loss of our CEO or several of the other key personnel could have an adverse effect on the Company. If the CEO or other executive officers were to leave, we would face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any successor obtains the necessary training and experience. In addition, our CEO, CFO and other key personnel do not have prior experience in SEC reporting obligations. Furthermore, we do not maintain “key person” life insurance on the lives of any executive officer and their death or incapacity would have a material adverse effect on us. The competition for qualified personnel is intense, and the loss of services of certain key personnel could adversely affect our business.

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

Approximately 99.5% of our U.S. revenues from Howco’s operations have been from and will continue to be from sales and services rendered directly or indirectly to the U.S. Government. Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government programs, primarily defense-related programs with the Department of Defense (DoD), as well as a broad range of programs with the Department of Homeland Security, the intelligence community and other departments and agencies. Cost cutting including through consolidation and elimination of duplicative organizations and insurance has become a major initiative for DoD. The funding of our programs is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions. The overall level of U.S. defense spending increased in recent years for numerous reasons, including increases in funding of operations in Iraq and Afghanistan. However, with the winding down of both wars, defense spending levels are becoming increasingly difficult to predict and are expected to be affected by numerous factors. Such factors include priorities of the Administration and the Congress, and the overall health of the U.S. and world economies and the state of governmental finances.

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

Our failure to comply with a variety of complex procurement rules and regulations could result in our being liable for penalties, including termination of our U.S. Government contracts, disqualification from bidding on future U.S. Government contracts and suspension or debarment from U.S. Government contracting that could adversely affect our financial condition .

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

Our industry has experienced, and we expect it will continue to experience, significant changes to business practices as a result of an increased focus on affordability, efficiencies, and recovery of costs, among other items. U.S. Government agencies may face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform, mitigation of potential conflicts of interest and environmental responsibility or sustainability, as well as any resulting shifts in the buying practices of U.S. Government agencies, such as increased usage of fixed price contracts, multiple award contracts and small business set-aside contracts, could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or renew our existing contracts when those contracts are compared to other contract bids. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement and could adversely affect our future revenues, profitability and prospects.

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

As a U.S. defense contractor, we are vulnerable to security threats and other disruptions that could negatively impact our business.

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

As of the date of this Form 10-K, our executive officers and directors beneficially own approximately 1.34% of our shares of common stock and the CEO owns 250 shares of Series A preferred stock the voting rights for the Series A shares entitles the shareholder to voting rights equal to the number of common shares outstanding divided by .99 which will always grant the holder a majority voting capability. As a result, our executive officers and directors may be able to: elect or defeat the election of our directors, amend or prevent amendment to our certificates of incorporation or bylaws, effect or prevent a merger, sale of assets or other corporate transaction, and control the outcome of any other matter submitted to the shareholders for vote. Accordingly, our outside stockholders may be unable to influence management and exercise control over our business.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. With each prospective acquisition we may make we will conduct whatever due diligence is necessary or prudent to assure us that the acquisition target can comply with the internal controls’ requirements of the Sarbanes-Oxley Act. Notwithstanding our diligence, certain internal controls deficiencies may not be detected. As a result, any internal control deficiencies may adversely affect our financial condition, results of operations and access to capital. We have not performed an in-depth analysis to determine if historical undiscovered failures of internal controls exist, and may in the future discover areas of our internal controls that need improvement.

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

If an active market should develop, the price may be highly volatile. Because there is currently a low price for our shares of common stock, many brokerage firms or clearing firms are not willing to effect transactions in the securities or accept our shares for deposit in an account. Many lending institutions will not permit the use of low-priced shares of common stock as collateral for any loans. Furthermore, our securities are currently traded on the OTCQB where it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about these companies, and (3) to obtain needed capital.

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

The patent applications that we may own or license may fail to result in issued patents in the United States or in other countries. Even if patents do issue on such patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, U.S. patents can be challenged by any person before the new USPTO Patent Trial and Appeals Board at any time within the one-year period following that person’s receipt of an allegation of infringement of the patents. Patents granted by the European Patent Office may be similarly opposed by any person within nine months from the publication of the grant. Similar proceedings are available in other jurisdictions, and in the United States, Europe and other jurisdictions third parties can raise questions of validity with a patent office even before a patent has granted. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is successfully challenged, then our ability to commercialize such product candidates could be negatively affected, and we may face unexpected competition that could harm our business. Further, if we encounter delays in our clinical trials, the period of time during which we or our collaborators could market our product candidates under patent protection would be reduced.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Bantek, Inc.

Our headquarters is located at 195 Paterson Ave, Little Falls, New Jersey 07424.

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

In response to the Complaint we filed July 12, 2017 against the former Chief Strategy Officer (“CSO”) in the United States District Court for the Central District of California (Case No. 2:17-cv-05124) seeking damages and injunctive relief for alleged violations of the Federal Trade Secrets Act and the California Trade Secrets Act, breach of his employment agreement, breach of his duty of good faith and fair dealing and violation of the California Business and Professional Code, the CSO filed an answer and counterclaim on July 31, 2017 seeking damages in the amount of $900,000 based on allegations of breach of his employment agreement by Bantek as well as additional amounts based on alleged libel and a demand for punitive damages. We entered into a settlement agreement with the CSO whereby the Company will make payments totaling $600,000 beginning on December 20, 2018. The amount owed under the settlement was approximately $132,000, at September 30, 2019.

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

On February 6, 2018 the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that the previous owners took excessive amounts of cash from the business prior to the close of the merger. On March 13, 2018 the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. On July 22, 2019, the Company was granted a dismissal without prejudice of the lawsuit filed against the previous owners of Howco. The Company and the previous owners are in discussion to settle the matter as of September 30, 2019.

On February 11, 2019, the Supreme Court of the State of New York issued a summons to the former CFO of the Company, to appear before the court to answer the Company’s complaint seeking payment under a personal guarantee of the defendant to provide half of any compensation paid to the former Chief Strategy Officer. The Company is seeking $300,000 from the defendant relating to the November 27, 2018 settlement agreement with the former Chief Strategy Office for $600,000. The former CFO has responded to the suit and has filed a motion to dismiss the Company’s suit during August of 2019.

On April 10, 2019, a former service provider filed a complaint with three charges with the Superior Court Judicial District of New Haven, CT seeking payment for professional services. The Company has previously recognized expenses of $156,431, which remain unpaid in accounts payable. The Company has retained an attorney who is currently working to address the complaint. On August 9, 2019 the Company filed a motion to dismiss the charge of unjust enrichment, which is pending adjudication.

During the year ended September 30, 2019, two vendors (The Equity Group and Toppan Vintage) have asserted claims for past due amounts of approximately $59,000, arising from services provided. The Company has fully recognized in accounts payable the amounts associated with these claims and expects to resolve the matters to satisfaction of all parties.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCPink under the trading symbol BANT”.

The following table sets forth the quarterly high and low sales price per share of our common stock for the periods indicated. The prices represent inter-dealer quotations, which do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

CALENDAR QUARTER ENDED	HIGH	LOW

December 31, 2019	0.0002	0.0001
September 30, 2019	$0.0003	$0.0001
June 30, 2019	$0.0006	$0.0001
March 31, 2019	$0.0031	$0.0006

December 31, 2018	$0.0046	$0.0005
September 30, 2018	$0.04	$0.004
June 30, 2018	$0.09	$0.0043
March 31, 2018	$0.22	$0.08

Holders

As of January 10, 2020, there were 3,255,346,130 shares of common stock outstanding, which were held by approximately 308 record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans as of December 21, 2019. There are no equity compensation plans that have not been approved by our security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	17,755,000	$0.21	82,245,000

Issuance of Unregistered Securities

During our fiscal years ended September 30, 2019 and 2018, the Company issued the following unregistered securities:

Shares Issued for Conversion of Convertible Notes and Warrant Exercises

On April 11, 2018, Power Up converted $12,000 of the note dated October 17, 2017 for 283,688 common shares priced at a contracted price of $.0423.

On May 1, 2018, Power Up converted $10,000 of the note dated October 17, 2017 for 438,596 common shares priced at a contracted price of $.02283.

On May 4, 2018, Power Up converted $15,000 of the note dated October 17, 2017 for 707,547 common shares priced at a contracted price of $.02212.

On May 8, 2018 Power Up, converted $12,000 of the note dated October 17, 2017 for 566,038 common shares priced at a contracted price of $.02212.

On May 17, 2018 Power Up, converted $8,000 of the note dated October 17, 2017 for 575,539 common shares priced at a contracted price of $.0139.

On May 21, 2018, Crown Bridge Partners converted $5,399 of the note dated November 9, 2017 for 550,000 common shares priced at a contracted price of $.0107.

On May 25, 2018, Crown Bridge Partners converted $7,544 of the note dated November 9, 2017 for 750,000 common shares priced at a contracted price of $.0107.

On May 29, 2018, Power Up converted $12,000 of the note dated October 17, 2017 for 1,318,681 common shares priced at a contracted price of $.00991.

On May 30, 2018, Labrys partially converted the note dated November 28, 2017 for $12,845 principal and $5,479 of accrued and default interest for 1,861,240 of common shares for a contracted price of $.0098.

On June 6, 2018, Labrys partially converted the note dated November 28, 2017 for $9,944 of note principal and $505 of default interest for 2,261,569 of common shares priced at a contracted price of $.0046.

On June 6, 2018, Power Up converted $15,000 of the note dated October 17, 2017 for 2,419,355 common shares priced at a contracted price of $.0062.

On June 7, 2018, Power Up converted $12,000 of the note dated October 17, 2017 for 1,935,484 common shares priced at a contracted price of $.0062.

On June 7, 2018, Crown Bridge Partners converted $7,564 of the note dated November 9, 2017 for 2,400,000 common shares priced at a contracted price of $.0034.

On June 8, 2018, Power Up converted $4,000 principal and accrued interest of $5,000 of the note dated October 17, 2017 for 1,451,613 common shares priced at a contracted price of $.0062. This conversion liquidated all principal of the note; Power Up delivered the note marked as fully paid following this conversion.

On June 11, 2018, EMA converted $11,010 of the note dated November 21, 2017 for 2,800,000 common shares priced at a contracted price of $.0042.

On June 11, 2018, Labrys partially converted the note dated November 28, 2017 for $11,939 of note principal and $197 of default interest for 2,626,859 of common shares priced at a contracted price of $.0046.

On June 14, 2018, Morningview converted $10,000 of the note dated December 13, 2017 for 2,692,308 common shares priced at a contracted price of $.0039.

On June 15, 2018, Crown Bridge Partners converted $8,878 of the note dated November 9, 2017 for 3,607,000 common shares priced at a contracted price of $.0026.

On June 18, 2018, Morningview converted $10,000 of the note dated December 13, 2017 for 3,129,658 common shares priced at a contracted price of $.0034.

On June 18, 2018, Labrys partially converted the note dated November 28, 2017 for $10,448 of note principal and $577 of default interest for 3,286,236 common shares at a contracted price of $.0034.

On June 19, 2018, EMA converted $10,840 of the note dated November 21, 2017 for 3,800,000 common shares priced at a contracted price of $.0031.

On June 21, 2018, Morningview converted $11,000 of the note dated December 13, 2017 for 3,484,849 common shares priced at a contracted price of $.0033.

On June 26, 2018, EMA converted $9,120 of the note dated November 21, 2017 for 3,800,000 common shares priced at a contracted price of $.0026.

On June 26, 2018, Crown Bridge Partners converted $8,585 of the note dated November 9, 2017 for 4,732,000 common shares priced at a contracted price of $.0019.

On June 26, 2018, Labrys partially converted the note dated November 28, 2017 for $6,232 of note principal and $407 of default interest for 4,310,851 of common shares priced at a contracted price of $.0015.

On July 2, 2018, EMA converted $10,645 of principal and $750 in fees for 5,300,000 common shares priced at contracted price of $.00215.

On July 2, 2018, Morningview Financial converted $11,000 of principal and $500 in fees for 4,862,580 common shares priced at contracted price of $.00237.

On July 3, 2018, Crown Bridge Partners converted $8,740 of principal and $500 in fees for 5,372,000 common shares priced at the contracted price of $.00172.

On July 3, 2018, Labrys converted $6,342 of principal and $280 of interest due for 4,300,000 common shares priced at the contracted price of $.00154.

On July 5, 2018, EMA converted $10,645 of principal and $750 in fees for 5,300,000 common shares priced at the contracted price of $.00215.

On July 5, 2018, Labrys converted $7,913 of principal and $43 of interest due for 5,166,280 common shares priced at the contracted price of $.00154.

On July 5, 2018, Morningview Financial converted $13,300 of principal and $500 in fees for 5,835,096 common shares priced at contracted price of $.00237.

On July 6, 2018, Crown Bridge Partners converted $10,747 of principal and $500 in fees for 6,539,000 common shares priced at the contracted price of $.00172.

On July 9, 2018, EMA converted $14,945 of principal and $750 in fees for 7,300,000 common shares priced at contracted price of $.00215.

On July 9, 2018, Labrys converted $7,530 of principal and $75 of interest due for 4,964,321 common shares priced at the contracted price of $.00154.

On July 9, 2018, Morningview Financial converted $10,600 of principal and $500 in fees for 7,207,793 common shares priced at contracted price of $.00154.

On July 9, 2018, Power Up converted $16,460 of principal for 5,878,571 common shares at the contracted price of .0028.

On July 10, 2018, Labrys converted $5,233 of interest due for 6,229,320 common shares priced at the contracted price of $.00084.

On July 10, 2018, Labrys converted $1,927 of principal for 2,293,964 common shares priced at the contracted price of $.00084.

On July 10, 2018, Power Up converted $13,640 of principal for 4,871,429 common shares at the contracted price of .0028.

On July 11, 2018, Crown Bridge Partners converted $14,884 of principal and $500 in fees for 8,944,000 common shares priced at the contracted price of $.00172.

On July 11, 2018, EMA converted $14,954 of principal and $750 in fees for 7,300,000 common shares priced at contracted price of $.00215.

On July 11, 2018, Labrys converted $3,370 of principal and $1,811 of interest due for 6,168,396 common shares priced at the contracted price of $.00084.

On July 11, 2018, Power Up converted $17,050 of principal for 5,879,310 common shares at the contracted price of .0029.

On July 12, 2018, Labrys converted $4,079 of principal for 4,856,279 common shares priced at the contracted price of $.00084.

On July 12, 2018, Morningview Financial converted $13,000 of principal and $500 in fees for 8,766,234 common shares priced at contracted price of $.00154.

On July 12, 2018, Power Up converted $5,850 of principal and $2,650 of interest due for 3,035,714 common shares at the contracted price of .0028.

On July 13, 2018, Labrys converted $3,622 of principal and $158 of interest due for 4,500,000 common shares priced at the contracted price of $.00084.

On July 16, 2018, Labrys converted $4,589 of principal and $156 of interest due for 5,648,358 common shares priced at the contracted price of $.00084.

On July 17, 2018, EMA converted $21,500 of principal and $750 in fees for 10,000,000 common shares priced at contracted price of $.00215.

On July 17, 2018, GHS converted $9,573 of principal and $227 of interest due for 7,000,000 common shares priced at the contracted price of $.0014.

On July 17, 2018, Labrys converted $5,610 of principal and $459 of interest due for 7,224,550 common shares priced at the contracted price of $.00084.

On July 17, 2018, Labrys converted $4,936 of principal and $149 of interest due for 6,054,686 common shares priced at the contracted price of $.00084.

On July 17, 2018, Morningview Financial converted $12,000 of principal and $500 in fees for 8,116,884 common shares priced at contracted price of $.00154.

On July 18, 2018, Crown Bridge Partners converted $21,683 of principal and $500 in fees for 12,897,000 common shares priced at the contracted price of $.00172.

On July 18, 2018, GHS converted $7,831 of principal and $9 of interest due for 5,600,000 common shares priced at the contracted price of $.0014.

On July 18, 2018, Labrys converted $6,649 of principal for 7,915,966 common shares priced at the contracted price of $.00084.

On July 18, 2018, Labrys converted $6,115 of principal for 7,279,236 common shares priced at the contracted price of $.00084.

On July 18, 2018, Livingston Asset Management converted principal of $39,000, $2,384 of interest due and $1,095 of fees from its November 15, 2017, $50,000, fee note, for 14,112,478 common shares at the contracted price of $.00301.

On July 19, 2018, GHS converted $11,600 of principal and $20 of interest due for 8,300,000 common shares priced at the contracted price of $.0014.

On July 19, 2018, Labrys converted $14,768 of principal for 17,580,656 common shares priced at the contracted price of $.00084.

On July 20, 2018, Labrys converted $15,853 of principal for 18,872,100 common shares priced at the contracted price of $.00084.

On July 23, 2018, Crown Bridge Partners converted $10,976 of principal, interest due of $6,664 and $500 in fees for 10,546,924 common shares priced at the contracted price of $.00084.

On July 23, 2018, GHS converted $7,938 of principal for 5,670,000 common shares priced at the contracted price of $.0014.

On July 23, 2018, Labrys converted $16,644 of principal for 19,813,818 common shares priced at the contracted price of $.00084.

On July 24, 2018, Labrys converted $18,154 of principal for 21,611,752 common shares priced at the contracted price of $.00084.

On July 24, 2018, Morningview converted $12,225 principal, $5,958 of interest due and $500 of fees for 12,131,604 common shares priced at a contracted price of $.00015.

On July 25, 2018, EMA converted $4,991 of principal $8,221 of interest due and 750 of fees for 6,493,963 common shares priced at a contracted price of $.00215.

On July 25, 2018, GHS converted $12,347 of principal for 8,819,593 common shares priced at the contracted price of $.0014.

On July 25, 2018, Labrys converted $31,000 of principal for 18,023,255 common shares priced at the contracted price of $.00172.

On July 26, 2018, Labrys converted $50,162 of principal and $761 of interest due for 18,227,381 common shares priced at the contracted price of $.00280.

On July 30, 2018, Livingston Asset Management converted principal of $11,000, $96 of interest due and $1,095 of fees from its November 15, 2017, $50,000, fee note, for 4,050,130 common shares at the contracted price of $.00301.

On August 1, 2018, Auctus Fund LLC converted principal of $20,755, interest due of $5,207 and fees of $500 for 15,384,615 common shares at a contract price of .00172.

On August 8, 2018, Auctus Fund LLC converted principal of $47,251, interest due of $139 and fees of $500 for 27,842,600 common shares at a contract price of .00172.

On August 20, 2018, Auctus Fund LLC converted principal of $51,995, interest due of $142 and fees of $500 for 24,368,717 common shares at a contract price of .00216.

On September 11, 2018, Power Up converted $15,000 of principal 5,357,143 common shares at the contracted price of .0028.

On September 12, 2018, Power Up converted $18,000 of principal 6,428,571 common shares at the contracted price of .0028.

On September 12, 2018, Power Up converted $20,000 of principal and $2,650 of interest due for 8,089,286 common shares at the contracted price of .0028.

On September 19, 2018, World Market Ventures LLC converted $61,481 of principal and $6,657 of interest due for 34,500,000 common shares at contract price of .00198.

On September 19, 2018, Trillium Partners LP converted $62,500 of principal, $6,781 of interest due and $1,095 of fees for 35,187,910 common shares at contract price of .002.

On October 17, 2018, Crown Bridge Partners was issued 35,420,168 common shares in exchange for the same number of warrants surrendered.

On November 1, 2018, Jefferson Street Capital was issued 30,000,000 common for conversion of principal related to the Porta Pellex note assignment and restatement cited above.

On November 6, 2018, Trillium Partners LLC was issued 58,721,488 common shares for conversion of principal related to the Porta Pellex note assignment and restatement cited above.

On November 6, 2018, Jefferson Street Capital was issued 32,307,692 common for conversion of principal related to the Porta Pellex note assignment and restatement cited above.

On November 19, 2018, Jefferson Street Capital was issued 45,952,267 common shares for conversion of principal related to the Porta Pellex note assignment and restatement cited above.

On November 27, 2018, Trillium Partners LLC was issued 56,947,133 common shares for conversion of principal related to the Porta Pellex note assignment and restatement cited above. Following this conversion principal, interest and fees due were fully settled.

On December 5, 2018, Jefferson Street Capital was issued 20,360,000 common for conversion of principal related to the Porta Pellex note assignment and restatement cited above. Following this conversion principal, interest and fees due were fully settled.

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

Shares Issued for non-employee Services

On April 1, 2018, the Company entered into a one-year oral management consulting agreement with an individual. In connection with this agreement, the Company issued 4,000,000 common shares to the consultant. Such shares were valued on the vesting dates of April 1, 2018 at $296,000, or $0.074 per share based on the quoted trading price. In connection with these shares, the Company has record prepaid professional fees of $295,600 to be recognized monthly as expense over the one-year term.

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

On May 3, 2019, the Company issued 8,000,000 common shares to its technology support provider, for services for April and May 2019. The shares were valued at $.000375, $3,000 was charged to expense.

On June 10, 2019, the Company issued 1,191,667 common shares to a consultant. The shares were valued at $.0003 per share, and $358 was charged to expense.

On August 28, 2019, the Company issued 15,287,500, common shares to an attorney for services. The shares were valued at the stock price on the date the shares were issued at $.0001, and $1,529 was charged to professional fees.

On September 30, 2019, the Company approved the issuance of 240,000,000 restricted common shares to Tysadco Partners for the prior six months investor relation services. The shares were valued at $.0001 and $24,000 was charged to professional fees.

On September 30, 2019, the Company approved the issuance of 32,500,000 restricted common shares to an individual for the prior four months of technology support services. The shares were valued at $.00018 and $6,000 was charged to professional fees.

Common Stock Issued for Employee Compensation

On July 15, 2018 the Company issued 2,000,000 common shares to Matthew Wiles, Vice President of Business Operations at Howco. The shares were valued based on the market price of $0.00747 per share on the date of the grant at $14,940, and the shares vest on August 6, 2018. The shares were issued as compensation for his pending Board of Directors membership. The value of the shares was expensed as director fees on August 6, 2018, since they vested.

Under the terms of the January 4, 2019 compensation agreement with the CFO, the Company was to issue 100,000 shares each month to the CFO. On March 13, 2019, the Company was obligated to, and issued 200,000 shares valued at the grant date quoted stock price of $.001, for total of $200, charged to compensation expenses.

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

Shares Issued for debt issuance costs

 On November 28, 2017, pursuant to a Securities Purchase Agreement and Convertible Note Agreement with Labrys, the Company considered issued to Labrys 335,938 shares of the Company’s common stock, as a commitment fee which was to be returned to the Company in the event that it pays all unpaid principal and interest under the Note within 180 days of November 20, 2017. Prior to the February 7, 2018 amendment discussed below, pursuant to ASC 260 the 335,938 shares were considered contingent shares and not considered outstanding and not accounted for due to the contingency. On February 7, 2018 the Company amended the terms of the convertible note dated November 28, 2017 whereby the holder waives all existing events of default to date and in return shall no longer be required to return, under any circumstances, the commitment shares back to the Company’s treasury. On February 16, 2018 the Company issued the 335,938 shares at the then market close price of $0.09 per share for a value of $30,234 which was expensed.

On February 16, 2018, pursuant to a Securities Purchase Agreement and Convertible Note Agreement with Labrys, the Company issued to Labrys 421,238 shares of the Company’s common stock, as a commitment fee which was to be returned to the Company in the event that it pays all unpaid principal and interest under the Note within 180 days of December 26, 2017. Prior to the February 7, 2018 amendment, pursuant to ASC 260 the 421,238 shares were considered contingent shares and not considered outstanding and not accounted for due to the contingency. On February 7, 2018 the Company amended the terms to the convertible note dated December 26, 2017 whereby the holder waives all existing events of default to date and in return shall no longer be required to return, under any circumstances, the commitment shares back to the Company’s treasury. On February 16, 2018 the Company issued the 421,238 shares at the then market close price of $0.09 per share for a value of $37,911 which was expensed.

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

Shares Issued Under 3(a)(10)

The Company issued common shares to Livingston Asset Management, pursuant to settlement agreement with the Company and its senior secured creditor for the TCA Replacement Note A and the related 3(a)(10) settlement.

Between March 14, 2018 and October 29, 2018, 101,624,000 common shares were issued by the Company and sold by Livingston, with 71,624,000 shares issued and sold through September 30, 2018, and the remaining 30,000,000 issued as of September 30, 2018 and sold as of November 22, 2018.

The shares of the Company’s common stock issued under section 3(a)(10) of the Securities Act, have been initially recorded at par value with an equal charge to additional paid-in capital and proceeds of $308,100 and pro rata note premium of $204,989 totaling $513,089 have been recorded as equity relating to these issued shares as of September 30, 2018.

Between February 4, 2019 and September 30, 2019, 1,273,261,000 common shares were issued to Livingston of which 220,238,995 shares remained under Livingston’s control as of September 30, 2019. The issuances totaling $127,328 were credited to common stock with the same amount charged to additional paid in capital until remitted to TCA (see below).

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

In total $270,320, was remitted to TCA reducing the related note from $691,907 to $421,587 during the year ended September 30, 2019 and $180,618 was charged to debt premium reducing the balance to $281,054 at September 30, 2019.

The issuances of the above securities were made in reliance upon exemptions from registration available under Section 3(a)(10) of the Securities Act, among others, as transactions not involving a public offering. This exemption was claimed on the basis that these transactions did not involve any public offering and the purchasers in each offering were accredited or sophisticated and had sufficient access to the kind of information registration would provide. In each case, appropriate investment representations were obtained and certificates representing the securities were issued with restrictive legends.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statement Notice

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Bantek, Inc.and Subsidiaries (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Overview

Bantek, Inc. is a distributor, construction, environmental and drone company. Through Howco Distributing Co, Bantek provides product procurement, distribution, and logistics services g Co., to the United States Department of Defense and Defense Logistics Agency. The Company has operations based in Little Falls, New Jersey and Vancouver, Washington. The Company continues to seek strategic acquisitions and partnerships with distributor, construction, environmental and drone firms that offer growth opportunities in well established markets, as well as acquisitions and partnerships with firms that have complementary technologies, services, products and infrastructure.

Liquidity and Capital Resources

As of September 30, 2019, we had $1,064,665 in current assets, including $149,832 in cash, compared to $2,451,721 in current assets, including $108,446 in cash, at September 30, 2018. Current liabilities at September 30, 2019 totaled $14,697,003 compared to $14,621,838 at September 30, 2018. The decrease in current assets from September 30, 2018 to September 30, 2019 is primarily due to the decreases in accounts receivable of $823,854, inventory $414,548, and prepaid expenses of $190,040 with an increase in cash of $41,386. The slight increase in current liabilities from September 30, 2018 to September 30, 2019 is primarily due to the increase in: accrued expenses and interest of $139,671 and current portion of the note payable of approximately $1,080,000 primarily due to increased funding net of debt retirements and the restructuring of the TCA note which capitalized the accrued interest $537,043, offset by decreases to accounts payable of $950,369 and derivative liabilities of $129,668. While we have revenues as of this date, no significant construction, environmental or drone revenues are anticipated until we have implemented our full strategic plan of acquisitions and organic growth. We must raise cash to implement our strategy to grow and expand per our business plan. We anticipate over the next 12 months the cost of being a reporting public company will be approximately $250,000.

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

We anticipate our short-term liquidity needs to be approximately $7,500,000 which will be used to satisfy our existing current liabilities and we expect gross profits of approximately $600,000. To meet these needs, we intend to complete equity financing and refinance or restructure certain existing liabilities. Once this is completed, and we implement our sales and marketing plan to sell UAV products, we anticipate minimal long-term liquidity needs which we expect to meet through equity financing or short-term borrowings.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	Year Ended September 30, 2019	Year Ended September 30, 2018
Net Cash Used in Operating Activities	$(1,105,330)	$(794,369)
Net Cash Used in Investing Activities	$(15,606)	$(25,256)
Net Cash Provided by Financing Activities	$1,162,322	$775,579
Net (Decrease) Increase in Cash	$41,386	$(44,046)

Results of Operations

Year Ended September 30, 2019 and 2018

We generated sales of $10,287,214 and $18,389,568 for the years ended September 30, 2019 and 2018, respectively. For the years ended September 30, 2019 and 2018, we reported cost of goods sold of $9,191,809 and $16,772,661, respectively. The decrease in sales and cost of goods sold for the 2019 period is primarily due to liquidity shortfalls impacting inventory availability and management’s focus on higher margin sales at Howco, this effort has increased gross margin by approximately 2%.

For the years ended September 30, 2019 and 2018, we reported selling, general, and administrative expenses of $3,019,292 as compared to $3,403,674, a decrease of $384,382 or 11%. For the year ended September 30, 2019, selling, general, and administrative expenses consist primarily of professional and consulting fees of approximately $1,123,150, payroll costs of approximately $1,465,000, and other including rent of approximately $60,000, and travel related costs of approximately $36,000. For the year ended September 30, 2018, selling, general, and administrative expenses consist primarily of professional and consulting fees of approximately $582,000, payroll costs of approximately $1,688,000, other expenses of approximately $1,036,000 which include a settlement accrual of $500,000, rent of approximately $56,000, and travel related costs of approximately $26,000. For the years ended September 30, 2019 and 2018, payroll costs and professional and consulting fees included stock-based compensation and consulting fees of $481,583 and $528,009, respectively. The decrease in selling, general, and administrative costs for the 2019 periods is primarily due to the decrease in stock-based compensation and consulting fees.

For the years ended September 30, 2019 and 2018, depreciation and amortization expense amounted to $276,276 and $274,655, respectively, and related to the amortization of intangible assets and depreciation expense for demonstration drones. Depreciation expense for the year ended September 30, 2019 amounted to $11,280 and represents an increase over 2018 of $1,621.

For the years ended September 30, 2019 and 2018, interest and financing costs amounted to of $1,527,262 and $3,534,083, respectively. The decrease in interest and financing costs is due primarily to amortization of related discounts and accretion of premium charges in conjunction with the TCA note restructure and subsequent 3(a)(10) settlement during the year ended September 30, 2019. During the year ended September 30, 2019 the Company incurred $57,623 net gains on debt extinguishment and derivative expenses of $24,733. During the year ended September 30, 2018 the Company incurred $151,978 net losses on debt extinguishment, derivative expenses of $23,630 and other losses of $3,754.

As a result, we reported a net loss of $7,115,159, or $0.003 per common share, and $5,774,867, or $0.03 per common share, for the years ended September 30, 2019 and 2018, respectively.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

For the year ended September 30, 2019, the Company has incurred a net loss of $7,115,159 and used cash in operations of $1,105,330. The working capital deficit, stockholders’ deficit and accumulated deficit was $13,632,338, $14,895,354 and $26,746,451, respectively, at September 30, 2019. Furthermore, on September 6, 2019 the Company received a default notice on its payment obligations under the senior secured credit facility agreement, defaulted on its Note Payable – Seller in September 2017, and as of September 30, 2019 has received demands for payment of past due amounts from several consultants and service providers. On September 6, 2019, the Company received a default notice on its payment obligations under the senior secured credit facility agreement from TCA. The Company has proposed a number of solutions including refinancing the debt with other parties. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has been implementing cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its secured obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

Goodwill and Intangible Assets

The Company’s goodwill and tradename assets are deemed to have indefinite lives and, accordingly, are not amortized, but are evaluated for impairment at least annually, but more often whenever changes in facts and circumstances occur which may indicate that the carrying value may not be recoverable. The Company conducted its goodwill and its intangible assets impairment test as of September 30, 2019 and determined that an impairment existed as certain asset values are unsupported by the current and projected net income and cash flows of the component holding the goodwill and intangible assets, the Company’s subsidiary, Howco. Accordingly, an impairment charge of $3,420,624 was charged against the Goodwill, Tradename and Customer List assets and has been recognized as of September 30, 2019.

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

Revenue Recognition

The Company sells a variety of products to government entities. The purchase orders received specifies each item and its manufacturer; the Company only needs to fulfill the performance obligation by shipping the specified items. No other performance obligations exist under the terms of the contracts. The Company recognizes revenue for the agreed upon sales price when the product is shipped to the customer, which satisfies the performance obligation.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is contained on pages F-1 through F-35 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of:

Bantek, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bantek, Inc. and subsidiaries (the “Company”) as of September 30, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended September 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of $7,115,159 and $1,105,330, respectively, for the year ended September 30, 2019 and has a working capital deficit, stockholders’ deficit and accumulated deficit of $13,632,338, $14,895,354 and $26,746,451 respectively, at September 30, 2019. The Company is also in default on certain promissory notes. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
February 6, 2020

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

BANTEK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2019	2018
ASSETS
Current Assets
Cash	$149,832	$108,446
Accounts receivable	791,728	1,615,582
Inventory	118,558	533,106
Prepaid expenses and other current assets	4,547	194,587

Total Current Assets	1,064,665	2,451,721

Property and equipment, net	19,923	15,597

Other Assets
Goodwill	-	2,410,335
Tradename	-	760,000
Customer list, net	-	515,285

Total other assets	-	3,685,620

Total Assets	$1,084,588	$6,152,938

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$3,163,443	$4,113,812
Accrued expenses and interest	1,906,478	2,046,149
Convertible notes payable - net of discounts and premiums	7,827,730	6,943,741
Note payable - seller	900,000	900,000
Convertible note payable - related party affiliate	34,000	-
Convertible note payable - related party officer	30,000	27,670
Notes payable related parties, including current portion of long-term notes	202,645
Line of credit - bank	44,556	45,915
Note and Loans Payable	284,949	125,000
Settlements payable	174,574	161,255
Derivative Liabilities	128,628	258,296

Total Current Liabilities	14,697,003	14,621,838

Long-term Liabilities:
Convertible note payable - related party affiliate	688,444	688,444
Convertible note payable - related party officer	166,995
Notes payable – related party officer, net of current portion	427,500

Total Long-term Liabilities	1,282,939	688,444

Total Liabilities	15,979,942	15,310,282

Commitments and Contingencies (Note 16)

Stockholders’ Deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized,
Series A preferred stock - no par value, 250 shares designated, issued and outstanding	-	-
Common stock - $0.0001 par value, 6,000,000,000 shares authorized, 3,255,346,130 and 767,160,077 shares issued and outstanding at September 30, 2019 and 2018, respectively	325,537	76,716
Additional paid-in capital	11,525,560	10,397,232
Accumulated deficit	(26,746,451)	(19,631,292)

Total Stockholders’ Deficit	(14,895,354)	(9,157,344)

Total Liabilities and Stockholders’ Deficit	$1,084,588	$6,152,938

See accompanying notes to consolidated financial statements

BANTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2019	2018

Sales	$10,287,214	$18,389,568

Cost of Goods Sold	9,191,809	16,772,661

Gross Profit	1,095,405	1,616,907

Operating Expenses:
Selling, General, and Administrative Expenses	3,019,292	3,403,674
Intangibles impairment	3,420,624	-
Amortization and depreciation	276,276	274,655

Total Operating Expenses	6,716,192	3,678,329

Loss Before Other Expense	(5,620,787)	(2,061,422)

Other Expense:
Interest and financing costs	1,527,262	3,534,083
(Gain)/Loss on debt extinguishment and settlements, net	(57,623)	151,978
Derivative expenses	24,733	23,630
Other losses	-	3,754

Total Other Expense	1,494,372	3,713,445

Net Loss before Provision for Income Tax	(7,115,159)	(5,774,867)

Provision for Income Tax	-	-

Net Loss	$(7,115,159)	$(5,774,867)

Basic and Diluted Loss Per Share	$(0.003)	$(0.03)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	2,615,436,873	172,210,532

See accompanying notes to consolidated financial statements

BANTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended September 30, 2019 and 2018

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - September 30, 2017	250	-	43,104,692	$4,311	$7,442,028	$(13,856,425)	$(6,410,086)

Stock option expense	-	-	-	-	137,969	-	137,969

Warrants and penalty warrants issued with debt	-	-	-	-	44,036	-	44,036

Reclassification of Warrants to derivative liability	-	-	-	-	(261,484)	-	(261,484)

Shares issued for Conversion of notes including premiums reclassified	-	-	605,808,574	60,581	2,075,234	-	2,135,815

Shares issued for 3(a)(10) debt settlement	-	-	101,624,000	10,162	502,925	-	513,089

Shares issued for employee compensation	-	-	2,000,000	200	14,740	-	14,940

Shares issued as debt issuance costs	-	-	757,176	76	68,069	-	68,145

Shares issued to non- employees for services	-	-	11,173,328	1,117	356,752	-	357,869

Shares to be issued to non-employees for services	-	-	2,692,307	269	16,962	-	17,231

Net loss	-	-	-	-	-	(5,774,867)	(5,774,867)

Balance – September 30, 2018	250	$-	767,160,077	76,716	10,397,232	(19,631,292)	(9,157,344)

Stock option expense	-	-	-	-	265,113	-	265,113

Shares issued for compensation	-	-	1,700,000	170	480	-	650

Shares issued for services	-	-	36,145,834	3,615	17,926	-	21,541

Shares issued for cashless warrant exercise	-	-	148,132,536	14,813	123,617	-	138,430

Shares issued for conversion of notes and reclassification of debt premiums	-	-	756,446,683	75,645	394,831	-	470,476

Shares issued for 3(a)(10) debt settlement	-	-	1,273,261,000	127,328	(127,328)	-	-

Reclassification of debt and premium to APIC for 3(a)(10) debt settlement	-	-	-	-	450,939	-	450,939

Shares to be issued to non-employees for services	-	-	272,500,000	27,250	2,750	-	30,000

Net loss	-	-	-	-		(7,115,159)	(7,115,159)

Balance - September 30, 2019	250	$-	3,255,346,130	$325,537	$11,525,560	$(26,746,451)	$(14,895,354)

See accompanying notes to consolidated financial statements.

BANTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(7,115,159)	(5,774,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based expenses	481,583	413,321
Amortization and depreciation	276,276	274,655
Amortization of debt discounts	95,257	773,741
Accretion of premium on convertible note	595,513	1,588,175
Net gain on settlement of accounts payable and accrued expenses	(71,681)	(87,466)
Net debt extinguishment loss on conversion of notes	14,057	239,444
Fee notes issued	235,500	72,000
Note issued for expenses	15,000	-
Derivative expense	24,733	23,630
Intangible impairment	3,420,624	-
Changes in Operating Assets and Liabilities:
Accounts receivable	823,854	(446,491)
Inventory	414,548	147,951
Prepaid expenses and other current assets	42,240	87,358
Accounts payable and accrued expenses and interest	129,006	2,413,381
Settlements payable	(486,681)	(519,201)

Cash Used in Operating Activities	(1,105,330)	(794,369)

Cash Flows from Investing Activities:
Purchase of Demonstration drones (PPE)	(15,606)	(25,256)

Cash Used in Investing Activities	(15,606)	(25,256)

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	115,000	640,000
Proceeds from note payable	-	232,500
Proceeds from accounts receivable financing	295,791	-
Repayments on accounts receivable financing	(33,580)	-
Repayment of line of credit	(1,359)	(2,591)
Proceeds convertible note payable – related party	17,000	-
Proceeds from lines of credit - related parties	889,595	670
Repayment of loans and line of credit - related parties	(120,125)	(95,000)

Cash Provided by Financing Activities	1,162,322	775,579

Net Increase (Decrease) in Cash	41,386	(44,046)

Cash - beginning of year	108,446	152,492

Cash - end of year	$149,832	$108,446

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$186,729	$345,152
Taxes	$-	$-
Noncash financing and investing activities:
Issuance of note payable for debt issuance costs	$-	$65,000
Issuance of convertible debt for settlement of accounts payable	90,000	-
Issuance of settlement payable to satisfy accounts payable and accrued expenses	$500,000	$680,456
Third Party insurance funding	$-	$70,000
Conversion of fees and accrued interest to convertible note payable	$537,643	$2,288,642
Default penalties recorded as debt discount	$-	$54,275
Original issue discounts notes	$110,840	$196,004
Issuance of warrants for financing fees	$-	$12,508
Issuance of warrants for default penalties	$-	$31,529
Reclassification of warrants to derivative liabilities	$-	$261,484
Initial derivative liabilities recorded as debt discount for notes issued	$62,500	$85,000
Reclassification of derivative liabilities to equity upon conversion	$78,471	$-
3(a)(10) debt settlements including related costs	$450,939	$513,089
Issuance of common stock for convertible notes, accrued interest	$470,476	$1,787,479
Issuance of common stock upon cashless exercise of warrants	$138,430	$-
Issuance of common stock for past due vendor fees	$-	$15,000
Issuance of common stock for future services	$-	$307,400

See accompanying notes to consolidated financial statements

BANTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

NOTE 1 - NATURE OF OPERATIONS

Bantek, Inc. is an Unmanned Aerial Vehicles (“UAV”) and related services and technology company that intends to engage in the distribution and integration of advanced low altitude UAV systems, services and products. Bantek also provides product procurement, distribution, and logistics services through its wholly-owned subsidiary, Howco Distributing Co., (“Howco”) (collectively, the “Company”) to the United States Department of Defense and Defense Logistics Agency. The Company has operations based in Little Falls, New Jersey and Vancouver, Washington. The Company continues to seek strategic acquisitions and partnerships with UAV firms that offer superior technologies in high-growth markets, as well as acquisitions and partnerships with firms that have complementary technologies and infrastructure.

On April 24, 2018 the Company amended its articles of incorporation, filed with the Delaware Secretary of State, changing the Company name from Drone USA, Inc. to Bantek, Inc., which was accepted by FINRA on February 19, 2019. Bantek, Inc. filed a change of name to Bantec, Inc. and to effect a reverse stock split (of the common stock) of 1 for 1,000 on August 6, 2019. The Company is awaiting approval from FINRA to effect the reverse stock split and to change the name to Bantec, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bantek, Inc. and its wholly-owned subsidiaries, Drone USA, LLC (inactive), and Howco. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the year ended September 30, 2019, the Company has incurred a net loss of $7,115,159 and used cash in operations of $1,105,330. The working capital deficit, stockholders’ deficit and accumulated deficit was $13,632,338, $14,895,354 and $26,746,451, respectively, at September 30, 2019. Furthermore, on September 6, 2019 the Company received a default notice on its payment obligations under the senior secured credit facility agreement (see Note 10), defaulted on its Note Payable – Seller in September 2017, and as of September 30, 2019 has received demands for payment of past due amounts from several consultants and service providers. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has been implementing cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its secured obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern. (See Notes 10 and 18).

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

BANTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

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

	At September 30, 2019			At September 30, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative Liability	-	-	$128,628	-	-	$258,296

A roll-forward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at September 30, 2017	$-
Initial Fair Value of derivative recorded as discount	85,000
Initial Fair Value of derivative recorded as expense	74,463
Reduction of derivative recorded as gain on extinguishment upon conversion	(111,818)
Reclassifications of Fair Value of Warrant from equity	261,484
Fair Value adjustments for the year	(50,833)
Balance at September 30, 2018	258,296
Charged to derivative expense on assignment and restatement of note	15,971
Classified as initial debt discount on assignment and restatement of note	62,500
Reduction of derivative recorded as gain on extinguishment upon conversions	(78,471)
Warrant exercises (partial)	(138,430)
Fair Value adjustment - warrants	9,355
Fair Value adjustments - convertible note	(593)
Balance at September 30, 2019	$128,628

The warrants were issued to a convertible note holder in November and December 2017 and initially determined to be equity instruments and recorded as note discount and as additional paid in capital. On June 4, 2018 the anti-dilutive provision of the warrants took effect and based on the new conversion formula management determined the warrant became a derivative liability and reclassified the Fair Value on June 4, 2018 from additional paid-in capital to derivative liability with fair market value changes recognized in operations for each reporting date. The derivative liability associated with the warrants is $119,747 at September 30, 2019. (See Note 12).

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

BANTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

Inventory

Inventory consists of finished goods, which are purchased directly from manufacturers. The Company utilizes a just in time type of inventory system where products are ordered from the vendor only when the Company has received sales order from its customers. Inventory is stated at the lower of cost and net realizable value on a first-in, first-out basis.

Property & Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Certain items classified as inventory during the second fiscal quarter of 2018 have been reclassified to Property and Equipment. These assets are fully operational drones used as demonstration units and were put into such use since acquisition. The units were all acquired during the year ended September 30, 2018 and each unit exceeds management’s threshold for capitalization of $2,000 for a single unit. The Company depreciates these demonstration units over a period of 3 years using an accelerated method. Depreciation expense was $11,280 and $9,659 in 2019 and 2018, respectively.

Goodwill and Intangible Assets

The Company’s goodwill and tradename assets are deemed to have indefinite lives and, accordingly, are not amortized, but are evaluated for impairment at least annually, but more often whenever changes in facts and circumstances occur which may indicate that the carrying value may not be recoverable. The customer list was initially deemed to have a life of 4 years and is being amortized through September 2020. Goodwill and intangible assets were determined to be impaired at September 30, 2019. (See Note 5.)

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

The Company sells a variety of products to government entities. The purchase orders received specifies each item and its manufacturer; the Company only needs to fulfill the performance obligation by shipping the specified items. No other performance obligations exist under the terms of the contracts. The Company recognizes revenue for the agreed upon sales price when the product is shipped to the customer, which satisfies the performance obligation.

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

BANTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

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

Shipping and Handling Costs

The Company has included freight-out as a component of cost of sales, which amounted to $72,665 and $90,869, net of customer freight receipts for the years ended September 30, 2019 and 2018, respectively.

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

BANTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

The Company currently has no federal or state tax examinations in progress. As of September 30, 2019, the Company’s tax returns for the tax years 2019, 2018 and 2017 remain subject to audit, primarily by the Internal Revenue Service.

The Company did not have material unrecognized tax benefits as of September 30, 2019 and 2018 and does not expect this to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of provision for income taxes.

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of September 30, 2019, 17,755,000 options were outstanding of which 12,838,000 were exercisable, 1,198,270,750 warrants were outstanding and exercisable, and related party convertible debt and accrued interest totaling $1,083,900 was convertible into 11,162,895,729 shares of common stock. Additionally, as of September 30, 2019, the outstanding principal balance, including accrued interest of the third party convertible debt, totaled $6,693,064 and was convertible into 83,780,049,374 shares of common stock.It should be noted that contractually the limitations on the third party notes (and the related warrant) limit the number of shares converted to 12,756,564,012. The total dilutive potential shares of 96,158,970,853 exceed the number of common shares authorized and unissued. As of September 30, 2019 and 2018, potentially dilutive securities consisted of the following:

	September 30, 2019	September 30, 2018
Stock options	17,755,000	7,544,000
Warrants	1,198,270,750	69,578,947
Related party convertible debt and accrued interest	11,162,895,729	159,495,739
Third party convertible debt (including senior debt)	83,780,049,374	1,661,402,806
Total	96,158,970,853	1,898,021,492

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. As of September 30, 2019, the Company did not report any segment information since the Company only generates sales from its subsidiary, Howco.

Lease Accounting

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

The Company has not entered into a lease covered by the new standard during the periods covered by this report. The warehouse and office facility in Vancouver, Washington lease was entered into in May 2017, and extends through May 30, 2020. The corporate office is an annual arrangement which provides for a single office in a shared office environment. The annual lease payments are not material for application of the new standard. The Company will evaluate any future leases or lease renewals for the impact of this new accounting standard on its consolidated financial position and results of operations.

BANTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

Recent Accounting Pronouncements

The Company does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable at September 30, 2019 and 2018 is as follow:

	September 30, 2019	September 30, 2018
Accounts receivable	$791,728	$1,615,582
Reserve for doubtful accounts	-	-
	$791,728	$1,615,582

NOTE 4 - INVENTORY

At September 30, 2019 and 2018, inventory consists of finished goods and was valued at $118,558 and $533,106, respectively.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

The Company conducted its goodwill and its intangible assets impairment test as of September 30, 2019 and determined that an impairment existed as certain asset values are unsupported by the current and projected net income and cash flows of the component holding the goodwill and intangible assets, the Company’s subsidiary, Howco. Accordingly an impairment charge of $3,420,624 was charged against the Goodwill, Trademark and Customer List assets and has been recognized as of September 30, 2019.

At September 30, 2019 and 2018, the carrying amount of goodwill amounted to $0 and $2,410,335, respectively.

At September 30, 2019 and 2018, the carrying amount of tradename amounted to $0 and $760,000, respectively.

At September 30, 2019 and 2018, the carrying amount of intangible asset - customer list, net of amortization amounted to $0 and $515,285, respectively.

NOTE 6 - LINE OF CREDIT - BANK

The Company has a revolving line of credit with a financial institution, which balance is due on demand and principal payments are due monthly at 1/60 th of the outstanding principal balance. This revolving line of credit is in the amount of $50,000, and is personally guaranteed by the Company’s Chief Executive Officer (“CEO”). The line bears interest at a fluctuating rate equal to the prime rate plus 4.25%, which at September 30, 2019 and September 30, 2018 was 9.25% and 9.25%, respectively. As of September 30, 2019 and 2018, respectively, the balance of the line of credit was $44,556 and $45,915, with $5,444, available at September 30, 2019.

NOTE 7 - SETTLEMENTS PAYABLE

On July 20, 2018, the Company entered into a settlement agreement with a collection agent for American Express relating to $127,056 of past due charges. The agreement provides for initial payment of $12,706, the monthly payments of $6,500 and final payment on January 27, 2020 of $3,850. The amount due at September 30, 2019, and 2018, was $42,850, and $101,350, respectively.

Howco entered into an agreement with a vendor in February 2018 to make monthly payments of $70,000 including interest charges to liquidate $620,803 of past due invoices. The amount outstanding at September 30, 2018 was $59,905, and was fully paid during the year ended September 30, 2019.

On November 27 2018 the Company reached an agreement and executed a related stipulation and payment terms agreement stemming from a legal action by the former Chief Strategy Officer for improper termination. The plaintiff agreed to accept $600,000 in payments. The first scheduled payment of $200,000 was made on December 20, 2018 in accordance with the settlement terms. Twelve monthly payments of approximately $33,333 are due starting on January 15, 2019 through December 15, 2019. The Company recorded $600,000 as accrued expense of which $500,000 was expensed during the fiscal year 2018. The balance at September 30, 2019 is $131,724, which includes expected employer payroll taxes due as payments are made.

BANTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

The total settlement payable balance of $174,574, reported on the balance sheet includes the American Express settlement of $42,850, and the balance due to the former Chief Strategy Officer and related expected payroll taxes of $131,724. At September 30, 2018, the balance was $161,255.

NOTE 8 - NOTE PAYABLE – SELLER

In connection with the acquisition of Howco in September 2016, the Company issued a note payable in the amount of $900,000 to the sellers of Howco. The note matured on September 9, 2017 and bears interest at 5.50% per annum. The note requires payment of unpaid principal and interest upon maturity. The note is secured by all assets of Howco Distribution Co. and subordinated to the Senior Secured Credit Facility discussed below. The note is currently in default and the default interest rate is 8% per annum. At September 30, 2019 and September 30, 2018, accrued interest on this note amounted to $197,485 and $125,682, respectively.

NOTE 9 - NOTES PAYABLE – RELATED PARTIES

Convertible Notes

The Company has an $840,000 convertible note payable (“Note 1”) to a related party entity controlled by the Company’s CEO. Note 1 bears interest at an annual rate of 7% with an original maturity date of June 11, 2017 which has been extended to June 11, 2022, at which time all unpaid principal and interest is due. The holder of Note 1 has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. As of September 30, 2019 and 2018, Note 1 has not been converted and the balance of the note was $688,444 and $688,444, and accrued interest was $174,232 and $125,968, respectively. This note is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula.

The Company has a convertible note payable (for an unspecified amount) with the Company’s CEO. This line of credit (“LoC”) bears interest at an annual rate of 7% with a maturity date of December 31, 2017, at which time all unpaid principal and interest was due. On December 15, 2017 the due date was extended to July 2, 2018 and then in July, 2018, the due date was extended to June 30, 2019, on December 23, 2018 the maturity date of the LoC was extended to September 23, 2024. The holder of the LoC has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. During the year ended September 30, 2018, the Company borrowed $670 and repaid $95,000. During the year ended September 30, 2019 the Company was advanced $221,950 and repaid $82,025, on this LoC. As of September 30, 2019 and 2018, the LoC has not been converted, the balance was $166,995 and $27,670, and accrued interest was $21,838 and $11,350, respectively. This LoC is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula.

On July 2, 2019, the Company issued a convertible note payable (“Note 2”) to the Company’s CEO for a $15,000, cash loan. The funds were paid directly to a vendor to the Company. The note matures on June 9, 2020, bears interest at 10% and may be converted to the Company’s common stock at 50% of the lowest closing bid in the 20 trading days prior to notification of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $15,000 with a charge to interest expense for the note. The note principal, put premium and interest balances are $15,000, $15,000 and $319 at September 30, 2019.

On September 13, 2019, the Company issued a convertible note payable to an entity controlled by the Company’s CEO for a $17,000, cash loan. The note matures on June 9, 2020, bears interest at 10% and may be converted to the Company’s common stock at 50% of the lowest closing bid in the 20 trading days prior to notification of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $17,000 with a charge to interest expense for the notes. The note principal, put premium and interest balances are $17,000, $17,000 and $71 at September 30, 2019.

Notes and Other Loans

On December 20, 2018 the Company issued a promissory note to the CEO for a $400,000, cash loan. The note bears interest at 12% per annum, matures on January 7, 2024 and requires monthly payment of principal of $5,000 with a balloon payment at maturity. The principal and accrued interest balances were $367,500 (of which $90,000 is classified as a current liability, due with the next 12 months) and $34,969 as of September 30, 2019.

On January 19, 2019 the Company issued a, promissory note to the CEO for a $200,000, cash loan. The note bears interest at 12% per annum, matures on September 23, 2021 and requires monthly payments of $2,500 principal. The outstanding principal and accrued interest are $195,000 (of which $45,000 is classified as a current liability, due with the next 12 months) and $13,032 at September 30, 2019.

On July 1, 2019, the Company entered into a purchase order financing agreements with an entity controlled by the Company’s CEO (“Pike Falls”) for cash advances to Howco. The advances are to be for 100% of the face value of the purchase orders to be repaid with accounts receivable related to the sales of the products underlying the purchase orders. Pike Falls receives 4% of the purchase price for the first 45 days and .00086% per day thereafter on the unpaid balance. The principal balance was $69,391, at September 30, 2019 and is included in notes payable – related parties on the balance sheet.

BANTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

NOTE 10 - CONVERTIBLE NOTES PAYABLE AND ADVISORY FEE LIABILITIES

Senior Secured Credit Facility Note

On September 13, 2016, the Company entered into a senior secured credit facility note with an investment fund for the acquisition of Howco. The Company can borrow up to $6,500,000, subject to lender approval, with an initial convertible promissory note at closing of $3,500,000 (the “Note”). The Note bears interest at a rate of 18% per annum, required monthly payments of $52,500, which is interest only, starting on October 13, 2016 through February 13, 2017, and monthly payments, including interest and principal, of $298,341 starting on March 13, 2017 through maturity on March 13, 2018. In the event of default the Note balance will bear interest at 25% per annum. In connection with this Agreement, the Company was obligated to pay additional advisory fees of $850,000 payable in the form of cash or common stock in accordance with the terms of the Agreement. The Company was also required to reserve 7,000,000 shares of common stock related to this transaction. The reserved shares will be released upon the satisfaction of the loan.

As of September 30, 2019, and 2018, the Company had issued 539,204 shares of common stock in satisfaction of the $850,000 advisory fee in accordance with the terms of the agreement, such shares being issued in September 2016. The proceeds from the sale of the 539,204 shares were to be applied to the $850,000 advisory fee due. Based upon the value of the shares, at the time the lender sells the shares, the Company may be required to redeem unsold shares for the difference between the $850,000 and the lender’s sales proceeds. Accordingly, the $850,000 was reflected as a current liability through December 31, 2017. In January 2018, in connection with a settlement agreement (see below), the accrued advisory fee was reclassified to the principal balance of the replacement Convertible Note. Through the date of the settlement agreement and through September 30, 2018 and 2019, the lender had not reported any proceeds from the sale of these shares (see below). Prior to the settlement agreement in January 2018, notwithstanding anything contained in the Agreement to the contrary, in the event the Lender has not realized net proceeds from the sale of Advisory Fee Shares equal to at least the Advisory Fee by the earlier to occur of: (A) September 13, 2017; (B) the occurrence of an Event of Default; or (C) the Maturity Date, then at any time thereafter, the Lender shall have the right, upon written notice to the Borrower, to require that the Borrower redeem all Advisory Fee Shares then in Lender’s possession for cash equal to the Advisory Fee, less any cash proceeds received by the Lender from any previous sales of Advisory Fee Shares, if any within five (5) Business Days from the date the Lender delivers such redemption notice to the Borrower.

The Note is only convertible upon default or mutual agreement by both parties at a conversion rate of 85% of the lowest of the daily volume weighted average price of the Company’s common stock during the 5 business days immediately prior to the conversion date. At any time and from time to time while this Note is outstanding, but only upon: (i) the occurrence of an Event of Default under any of the Loan Documents; or (ii) mutual agreement between the Company and the Holder, this Note may be, at the sole option of the Holder, convertible into shares of the Company’s common stock, in accordance with the terms and conditions of the Note Upon liquidation by the Holder of Conversion Shares issued pursuant to a conversion notice, provided that the Holder realizes a net amount from such liquidation equal to less than the conversion amount specified in the relevant conversion notice , the Company shall issue to the Holder additional shares of the Company’s common stock equal to: (i) the Conversion Amount specified in the relevant conversion notice; minus (ii) the realized amount, as evidenced by a reconciliation statement from the Holder (a “Sale Reconciliation”) showing the realized amount from the sale of the Conversion Shares; divided by (iii) the average volume weighted average price of the Company’s common stock during the five business days immediately prior to the date upon which the Holder delivers notice (the “Make-Whole Notice”) to the Company that such additional shares are requested by the Holder.

Once a default occurs, the Note and the $850,000 advisory fee payable will be accounted for as stock settled debt at its fixed monetary value. On March 13, 2017 the Company defaulted on the monthly principal and interest payment of $298,341. Due to this default, as of June 30, 2017, the Company has accounted for the embedded conversion option as stock settled debt and recorded a debt premium of $617,647 with a charge to interest expense, and the interest rate increased to 25% (default rate).

On March 28, 2017, the Company entered into an additional agreement with the above senior secured credit facility lender to receive a range of advisory services for a total of $1,200,000 with no definitive terms or length of service which was expensed in fiscal 2017 and had been recorded as an accrued liability – advisory fees through December 31, 2017. In connection with the settlement agreement discussed below, in January 2018, the advisory services fees payable were reclassified to the principal balance of the replacement Convertible Note.

On January 3, 2018, the Company entered into a settlement agreement (the “Settlement Agreement”) and replacement note agreements with the investment fund related to a senior secured credit facility note dated September 13, 2016. On the effective date of the Settlement Agreement, all amounts owed to the investment fund aggregated $5,788,642 and consisted of a convertible promissory note of $3,500,000, accrued interest payable of $238,642, and accrued advisory fees payable of $2,050,000. On the effective date of the Settlement Agreement, the amount due of $5,788,642 was split and apportioned into two separate replacement notes (“Replacement Note A” and Note B”). Replacement Note A had a principal amount of $1,000,000 and Replacement Note B had a principal balance of $4,788,642, both of which remained secured by the original security , pledge and guarantee agreements; and other applicable loan documents, and bear interest at 18% per annum. The default was not waived by this settlement agreement. The Company originally recorded a premium on stock settled debt of $617,647 on the $3,500,000, and subsequent to the settlement agreement recorded an additional premium on stock settled debt of $403,878 on the additional $2,288,642 for accrued interest and advisory fees payable that were capitalized as note principal. The interest rate was amended to 12% effective June 12, 2018.

BANTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

The Credit Agreement was amended such that the maturity date was extended to January 13, 2019 (the “Extended Maturity Date”) for replacement Note B, while the Note A maturity date remained at March 13, 2018 but was due as of March 2017 due to the principal and interest payment default discussed above. Notwithstanding anything contained in this Agreement to the contrary, all obligations owing by the Company and all other Credit Parties under the Credit Agreement, First Replacement Note B, and all other Loan Documents shall be paid in full by the Extended Maturity Date as follows: $52,500 per month from January 13, 2018 to December 13, 2018 and the remaining principal and accrued interest on January 13, 2019. Interest payments made since the amendment have totaled $323,440 and are therefore not in accord with that amendment. However, TCA has received payments under the 3(a)(10) settlement (below) totaling $308,100 during the year ended September 30, 2018, and another $270,320, during the year ended September 30, 2019. The principal balance was $4,788,642 at September 30, 2018.

On October 30, 2018, TCA the Company’s senior lender amended its credit facility which had been restructured in January 2018 when fees for advisory and other matters along with accrued but unpaid interest were capitalized and separated into two notes, Note A having $1,000,000 principal and Note B having $4,788,642 both having the same maturity terms, interest rates and conversion rights. Under the current amendment total amounts outstanding under the notes along with accrued interest of $537,643 has been capitalized with the principal amount due of $6,018,192, $5,326,285 for Note B and $691,907 for Note A. The restated note has the same conversion price discount and therefore continues to be stock settled debt under ASC 480, an additional $94,878 was charged to interest with a credit to debt premium. The restated note accrues interest on the principal balance at 12% per annum, includes amortization to the new maturity of December 15, 2020. The amortization payments credited toward the principal amount and accrued interest vary and include payments made under the 3(a)(10) settlement agreement with a third party related to Note A. Economically the total principal and accrued interest outstanding remain unchanged as reported in the consolidated balance sheet. All other terms including conversion rights and a make-whole provision in the case of a conversion shortfall remain the same as stated in the footnotes above. At September 30, 2019 the principal of the Note B portion was $5,326,285, accrued interest was $460,095 and the Note A principal subject to the 3(a)(10) court order was $421,587. During the year ended September 30, 2019, the Company paid $155,000, in interest and Livingston Asset Management (under the 3(a)(10) settlement) paid $270,320 to TCA.

On September 6, 2019, the Company received a default notice on its payment obligations under the senior secured credit facility agreement from TCA. The Company has proposed a number of solutions including refinancing the debt with other parties. The default was declared due to non-payment of monthly scheduled amortization (principal and interest). TCA holds security interests in all assets of the Company including its subsidiary Howco.

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

On January 30, 2018 pursuant to the Liability Purchase Term Sheet, the TCA Replacement Note A in the principal amount of $1,000,000 was purchased by Livingston Asset Management LLC (“Livingston”) from the original lender. Principal of Replacement Note A is due to Livingston with all then accrued but unpaid interest due to the original lender. In accordance with the terms of the Settlement Agreement, the Court was advised of Company’s intention to rely upon the exception to registration set forth in Section 3(a)(l0) of the Securities Act to support the issuance of its common shares and the Court held a fairness hearing regarding the issuance on March 12, 2018. Following entry of an Order by the Court which occurred on March 12, 2018, in settlement of the claims, the Company shall issue and deliver to Livingston shares of its common stock (the “Settlement Shares”) in one or more tranches as necessary, and subject to adjustment and ownership limitations as set forth in the Settlement Agreement, sufficient to generate proceeds such that the aggregate Remittance Amount equals the Claim Amount. The Company will issue free trading shares of its common stock under section 3(a)(10) of the Securities Act to Livingston in the amount of such judgment in a series of tranches so that Livingston will not own more than 9.99% of our outstanding shares per tranche. The parties reasonably estimate that the fair market value of the Settlement Shares to be received by Livingston is equal to approximately $1,666,667 which is based on a discount of 40%.

As of September 30, 2019, there have been seventeen issuances under section 3(a)(10) of the Securities Act totaling 1,374,885,000 shares; 1,273,261,000 in 2019, and 101,624,000 in 2018, which have been recorded at par value with an equal charge to additional paid-in capital. The value originally recorded as a liability remains in the convertible note balance, until these shares have been sold and reported to the Company by the lender as part of the Make-Whole provision at which time the proceeds value of such shares are reclassified to additional paid-in capital. During the year ended September 30, 2019, proceeds of $270,320 were remitted to TCA by Livingston and applied to reduce the liability with corresponding credits to additional paid in capital. $180,618 of debt premium was credited to additional paid in capital in conjunction with the payments to TCA. At September 30, 2019 the balance of $421,587 along with related debt premium of $281,054 are included in convertible notes payable on the balance sheet.

On March 7, 2018 the Company entered into a placement agent and advisory agreement with Scottsdale Capital Advisors in connection with the Livingston liability purchase term sheet executed on November 15, 2017. The placement agent services fee amounted to $15,000 payable to Scottsdale Capital Advisors in the form of a convertible note. The note matures six months from the date of issuance and shall accrue interest at the rate of 10% per annum. The $15,000 note is convertible into shares of the Company’s common stock at a discount of 30% of the low closing bid price for the twenty trading days prior to the conversion and is not subject to any registration rights. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $6,429 with a charge to interest expense. The note has not been converted and the principal balance is $15,000, at both September 30, 2018 and 2019, with $2,789, and $1,281, of accrued interest at September 30, 2019 and 2018, respectively.

BANTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

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

BANTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

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

The note holder (Labrys) converted principal of $73,233 and accrued interest of $7,841 during the year ended September 30, 2018. The Company recognized $15,000 of default charges (technical defaults under note terms) as an addition to the principal amount with a corresponding charge to debt discount. Additionally, the Company increased debt premium by $8,077 with a charge to interest expense in conjunction with the principal increase. The principal and accrued interest balance of $49,267 was assigned (under the original terms and conditions) to GHS Investments LLC (“GHS”) on July 13, 2018 and all principal and interest was converted into common stock by GHS during the year ended September 30, 2018.

BANTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

On December 7, 2017, the Company received a payment of $79,000, net of an original issue discount of $5,800 and issue costs of $20,200 fees which was recorded as a debt discount which is being amortized into interest expense over the Note term, under the terms of a Securities Purchase Agreement dated November 21, 2017, with EMA Financial, LLC (“EMA Financial”) under which the Company issued to EMA Financial a convertible note (the “Note”) in the principal amount of $105,000 that bears interest of 10% (24% default rate) per annum. The Note has a maturity date of December 7, 2018 and has a conversion rate for any unpaid principal and interest at a conversion price which is the lower of (i) the closing sales price of the Company’s common stock on the trading day immediately preceding the date of funding and (ii) a 35% discount to (a) the lowest sales price of the shares of the Company’s common stock within a 20 day trading period including and immediately preceding the conversion date or (b) the lowest bid price on the conversion date, whichever is lower, and the conversion shares contain piggy-back registration rights. The conversion rate is further reduced under certain events, including if the closing sales price is less than $0.095 in which case the conversion rate is a 50% discount under the terms set forth above. No shares of the Company’s common stock can be issued to the extent EMA Financial would own more than 4.99% of the outstanding shares of the Company’s common stock. The Company also is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion or adjustment of the Note (based on the conversion price of the Note in effect from time to time) and initially must instruct its transfer agent to reserve 6,802,000 shares of common stock in the name of EMA Financial for issuance upon conversion. The Note is subject to customary default provisions and also includes a cross-default provision as well as default being triggered if the Company loses the “bid” price for its common stock ($0.0001 on the “ask” with zero market makers on the “bid” per Level 2 and/or a market such as OTC Pink). The Company is entitled to prepay the Note between the issue date until 180 days from its issuance at a premium of 135% of the unpaid principal and interest if paid within 90 days after the issue date and 150% thereafter. In connection with the issuance of this Note, the Company determined that the terms of the Note contain a conversion formula that caused variations in the conversion price resulting in the treatment of the conversion option as a bifurcated derivative to be accounted for at fair value. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives was determined using the Binomial valuation model. At the end of each period, the Company revalued the embedded conversion option and warrants derivative liabilities. In connection with this Note, on the initial measurement date of December 7, 2017, the fair values of the embedded conversion option derivative of $149,028 was recorded as derivative liabilities, $70,028 was charged to current period operations as initial derivative expense, and $79,000 was recorded as a debt discount and is being amortized into interest expense over the term of this Note. At each reporting date during the year ended September 30, 2018, the Company revalued the embedded conversion option derivative liability. During the year ended September 30, 2018 the Company had fully relieved the derivative liability as part of the gain (loss) in debt extinguishment in conjunction with the full conversion of the note into common stock.

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

BANTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

On December 13, 2017, the Company received a payment of $60,000, net of original issue discount fees of $7,500 and $15,000 of issue costs recorded as debt discounts and amortized to interest expense over the Note term under the terms of a Securities Purchase Agreement dated December 8, 2017, with Morningview Financial, LLC (“Morningview Financial”) under which the Company issued to Morningview Financial a convertible note (the “Note”) in the principal amount of $82,500 that bears interest of 12% (18% default rate) per annum. The Note has a maturity date of 12 months and a conversion rate for any unpaid principal and interest and a conversion price which is a 35% discount to the lowest sales price of the shares of the Company’s common stock within a 20-day trading period including and immediately preceding the conversion date. The conversion rate is further reduced under certain events, including if the closing sales price is less than $0.05 in which case the conversion rate is a 45% discount under the terms set forth above. No shares of the Company’s common stock can be issued to the extent Morningview Financial would own more than 4.99% of the outstanding shares of the Company’s common stock. The Company also is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion or adjustment of the Note (based on the conversion price of the Note in effect from time to time). The Note is subject to customary default provisions and also includes a cross-default provision as well as default being triggered if the Company’s Trading Price as that term is defined in the Note is less than $.0001 or if a money judgment, writ or similar process shall be entered or filed against the Company or any of its subsidiaries for more than $50,000, and shall remain unvacated, unbonded or unstayed for a period of 20 days unless otherwise consented to by the holder of the Note. Additionally, upon default and default notice by the lender, the amount immediately due shall be increased to 150% or 200% of the outstanding principal and interest due depending upon the default provisions, plus default interest. The Company is entitled to prepay the Note between the issue date until 180 days from its issuance at a premium of 135% of the unpaid principal and interest. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $44,423 with a charge to interest expense. Mornningview Financial assessed charges of $20,625 under technical default terms of the note during the month of June 2018. The Company increased principal and debt discount by $20,625 and recorded additional premium of $11,106 in connection with the stock settled debt feature discussed above. As of September 30, 2018 Morningview had converted all principal and accrued interest into common shares. Debt premium $55,529 was recorded as additional paid in capital on a pro-rata basis at each conversion date.

On January 3, 2018, the Company entered into a Securities Purchase Agreement with Power Up under which the Company received $42,000, net of $11,000 in fees and expenses which were recorded as a debt discount and amortized to interest expense over the Note term, in return for issuing a convertible promissory note (the “Note”) in the principal amount of $53,000. Power Up received a right of first refusal for the first nine months from the date of the Note to provide any debt or equity financing less than $150,000. The Note bears interest at 10% per annum and has a maturity date of October 15, 2018. The Note may be prepaid at a premium ranging from 112% to 137% depending on the length of time following the date of the Note. The Note is convertible after 180 days into shares of the Company’s common stock at a discount of 35% of the average of the two lowest closing bid prices of the Company’s common stock 15 days prior to the date of conversion and the maximum number of shares issued to Power Up may not exceed 4.99% of the issued and outstanding shares of Drone USA common stock. The Note is subject to customary default provisions, including a cross default provision. The Company is required to have authorized for issuance six times the number of shares that would be issuable upon full conversion of the Note (assuming that the 4.99% limitation is not in effect) and based on the applicable conversion price of the Note in effect from time to time, initially to be 3,462,355 shares of common stock. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $28,538 with a charge to interest expense. The principal balance and accrued interest were fully converted during the year ended September 30, 2018. Debt premium $28,538 was recorded as additional paid in capital on a pro-rata basis at each conversion date.

BANTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

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

Labrys charged additional default penalties of $15,000 on July 25, 2018 and $50,000 on July 26, 2018. The Company recognized the additional principal and charged interest expense. Put premiums for stock settled debt were also recognized for $22,500 ($15,000 default penalty) and $26,293 ($50,000 default penalty) with charges to interest expense based on the common stock price discounts associated with the respective conversions of the default amounts. All principal, default amounts and interest due were fully converted into common stock at September 30, 2018. The put premiums for all principal (including default penalties) were credited to additional paid in capital on a pro-rata basis on the dates of conversions.

On January 31, 2018 the Company received a payment of $95,000, net of $2,750 for legal fees and $7,250 for due diligence to be recorded as a debt discount and amortized to interest expense over the Note term under the terms of a Securities Purchase Agreement dated January 31, 2018, with Auctus Fund, LLC (“Auctus”) under which the Company issued to Auctus a convertible note (the “Note”) in the principal amount of $105,000 that bears interest of 10% per annum. The Note has a maturity date of nine months or October 26, 2018, and a conversion rate for any unpaid principal and interest at a 35% discount to the market price which is defined as the average of the two lowest trading prices (defined as the lower of the trading price or closing bid price) for the Company’s common stock during the fifteen trading day period ending on the latest complete trading day prior to the date of conversion. The conversion rate is further reduced if the Company enters into any section 3(a)(9) or 3(a)(10) transactions under the Securities Act of 1933, as amended, if the terms of those transactions offer greater discounts on conversion prices or a longer look back period for determining the conversion rate and under certain other enumerated events, including if the conversion shares cannot be delivered by DWAC. In addition, if the Company issues any shares of its common stock at less than the conversion price, Auctus is entitled to full ratchet anti-dilution in such event. No shares of the Company’s common stock can be issued to the extent Auctus would own more than 4.99% of the outstanding shares of the Company’s common stock unless Auctus agrees to increase the ownership to 9.99%. The Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the Note (based on the conversion price of the Note in effect from time to time). The Note is subject to customary default provisions and also includes a cross-default provision as well as default being triggered if the Company loses the “bid” price for its common stock ($0.0001 on the “ask” with zero market makers on the “bid” per Level 2 and/or a market such as OTC Pink). The Company is entitled to prepay the Note between the issue date until 180 days from its issuance but not thereafter. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $56,538 with a charge to interest expense. Auctus assessed a default penalty of $15,000 which along with $15,000 of additional debt premium was recorded on August 20, 2018. The principal (including the default assessment) and accrued interest were fully converted during the year ended September 30, 2018. Total debt premium of $71,538 was recorded as additional paid in capital on a pro-rata basis at each conversion date.

BANTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

On March 5, 2018, the Company entered into a Securities Purchase Agreement with Power Up under which the Company received $42,000, net of $11,000 in fees and expenses to be recorded as debt discount and amortized to interest expense over the Note term, in return for issuing a convertible promissory note (the “Note”) in the principal amount of $53,000. Power Up received a right of first refusal for the first nine months from the date of the Note to provide any debt or equity financing less than $150,000. The Note bears interest at 10% per annum and has a maturity date of December 15, 2018. The Note may be prepaid at a premium ranging from 112% to 137% depending on the length of time following the date of the Note. The Note is convertible after 180 days into shares of the Company’s common stock at a discount of 35% of the average of the two lowest closing bid prices of the Company’s common stock 15 days prior to the date of conversion and the maximum number of shares issued to Power Up may not exceed 4.99% of the issued and outstanding shares of Drone USA common stock. The Note is subject to customary default provisions, including a cross default provision. The Company is required to have authorized for issuance six times the number of shares that would be issuable upon full conversion of the Note (assuming that the 4.99% limitation is not in effect) and based on the applicable conversion price of the Note in effect from time to time, initially to be 13,046,154 shares of common stock. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $28,538 with a charge to interest expense. The principal balance and accrued interest were fully converted during the year ended September 30, 2018. Debt premium $28,538 was recorded as additional paid in capital on a pro-rata basis at each conversion date.

On June 1, 2018 the Company entered into a consulting and services arrangement with Livingston Asset Management. The arrangement provides for financial management services including accounting and related periodic reporting among other advisory services. Under the agreement the Company will issue to Livingston Asset Management Convertible Fee Notes having principal of $12,500, interest of 10% per annum, maturity of six or seven months. The notes are convertible into common shares at a discount of 50% to the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $12,500 with a charge to interest expense for each note. As of September 30, 2019 the following notes had been issued and converted as indicated:

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

August 1, 2018, $12,500 principal maturing January 31, 2019 – fully converted;

September 1, 2018, $12,500 principal, maturing February 28, 2019 – fully converted;

October 1, 2018, $12,500 principal, maturing March 31, 2019 – fully converted;

November 1, 2018, $12,500 principal, maturing April 30, 2019 – fully converted;

December 1, 2018, $12,500 principal, maturing May 31, 2019 – partially converted, principal balance $10,375 at September, 30, 2019;

January 1, 2019, $12,500 principal, maturing June 30, 2019;

February 1, 2019, $12,500 principal, maturing July 31, 2019;

March 1, 2019, $12,500 principal, maturing August 31, 2019;

April 1, 2019, $12,500 principal, maturing September 30, 2019;

May 1, 2019, $12,500 principal, maturing October 31, 2019;

June 1, 2019, $12,500 principal, maturing November 30, 2019.

The total accrued unpaid (also not converted) is $2,152 at September 30, 2019.

The notes were charged to professional fees for each corresponding service month. The Company has accounted for each of the Convertible Fee Notes as stock settled debt under ASC 480 and recorded a debt premium of $12,500 each with a charge to interest expense. (See Note 18).

The consulting and services arrangement with Livingston Asset Management was amended on July 1, 2019. The amendment increased the monthly fee to be $20,000, with $17,000, as monthly convertible note and $3,000, of cash due on the first of each month. (See Note 18.)

On September 30, 2019, the Company issued a convertible note to Livingston Asset Management for $51,000 ($17,000, for each of the months from July to September, 2019), under the same interest rate and conversion discount terms. The note matures on March 31, 2020. (See Note 18).

BANTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

On August 29, 2018 the Company entered into an agreement with a legal firm to provide securities related and other legal services. Under the agreement the Company will issue convertible notes with varying principal amounts for services. The first note was issued on August 29, 2018 for $6,000, interest of 12%, and maturity date of February 28, 2018. The conversion feature allows for conversion into common shares at the lesser of: a) 70% of the share price on the date of the note; or b) 50% of the lowest bid price during the 30 trading days preceding the date of the notice of conversion. In connection with the issuance of this Note, the Company determined that the terms of the Note contain a conversion formula that caused variations in the conversion price resulting in the treatment of the conversion option as a bifurcated derivative to be accounted for at fair value. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair values of the embedded conversion option derivatives were determined using the Binomial valuation model. $10,435 was recognized as derivative liability with $6,000 charged to debt discount and $4,035 charged to derivative expense on issuance. The debt discount of $6,000 will be amortized to interest expense to the maturity date of the note. At March 31, 2019 the derivative fair value was determined to have decreased to $8,881. As the note reached its maturity date no further fair value adjustments will be recorded. For the nine months ended June 30, 2019, the $5,000, balance of the debt discount was charged to interest expense and debt discount balances was $0. The following notes have been issued to the law firm, each having six month term to maturity and 12% annual interest but a change in the conversion terms such that a fixed discount of 50% of the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premiums equal to the face value of the notes with a charge to interest expense. The note principal amount was charged to professional fees during the month the note was issued.

 September 4, 2018, $10,000;

September 18, 2018, $6000;

October 18, 2018, $6,000;

November 18, 2018, $6,000;

December 18, 2018, $6,000;

January 18, 2019, $6,000;

February 18, 2019, $6,000;

March 18, 2019, $6,000;

April 18, 2019, $6,000;

May 18, 2019, $6,000;

June 18, 2019, $6,000;

July 18, 2019, $6,000;

August 18, 2019, $6,000; and

September 18, 2019, $6,000.

None of the notes issued for legal services have been converted and the total accrued interest due is $7,055 at September 30, 2019.

On November 13, 2018, the Company issued a convertible promissory note for $90,000 to a vendor in settlement of approximately $161,700 of past due amounts due for services. The note bears interest at 5%, matures on June 30, 2019 and is convertible into the Company’s common stock at 50% of the lowest closing bid price during the 20 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $90,000 with a charge to interest expense for the notes. The original amount payable was reduced by $90,000 on the date the note was issued. The remaining balance in accounts payable of approximately, $71,700, was recognized as a gain on debt extinguishment during the year ended September 30, 2019.

BANTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

On March 1, 2019, the Company received a second tranche advance under the Crown Bridge Partners, LLC, master note dated October 25, 2017, for principal amount of $35,000, including covered fees and original issue discount totaling $5,000. Under the conversion terms of the above note, the holder is entitled to a 35% discount plus an additional 10% discount based on the conversion rights of certain other note holders. Therefore a discount of 45% is assumed for any conversions of this note tranche. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $28,636 with a charge to interest expense. The original issue discount and fees charged were treated as debt discount and will be amortized to financing expenses over the term of the note. Unamortized debt discount was $2,069, at September 30, 2019, principal was $35,000, and accrued interest was $2,402.

On March 4, 2019, the Company issued a convertible promissory note to Redstart Holdings Corporation in the amount of $78,000. The note bears interest at 10%, matures on December 31, 2019, includes legal fees of $3,000 and is convertible at 35% discount to the average of the lowest two prices observed in the 15 days prior to the issuance of a conversion notice. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $42,000 with a charge to interest expense for the notes. The fees charged were treated as debt discount and will be amortized to financing expenses over the term of the note. Accrued interest was $4,851, and unamortized debt discount was $912, at September 30, 2019.

On July 12, 2019, the Company issued a convertible promissory note to Trillium Partners LP for cash in the amount of $10,000. The note bears interest at 10%, matures on January 11, 2020, and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 20 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $10,000 with a charge to interest expense for the notes. The note balance and premium were $10,000 and accrued interest was $213, at September 30, 2019.

BANTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

The senior secured credit facility note balance and convertible debt balances consisted of the following at September 30, 2019 and September 30, 2018:

	September 30, 2019	September 30, 2018
Principal	$6,207,266	$5,568,566
Premiums	1,623,445	1,380,175
Unamortized discounts	(2,981)	(5,000)
	7,827,730	6,943,741
Non-current	-	-
Current	$7,827,730	$6,943,741

For the year ended September 30, 2019 and 2018, amortization of debt discount on the above convertible notes amounted to $72,519 and $756,291, respectively.

NOTE 11 - LOANS AND NOTES PAYABLE

On October 19, 2017, the Company entered into a loan agreement with a third party entity under which the Company received approximately $232,500, net of fees and expenses of $17,500 recorded as debt discounts and amortized to interest expense over the Note term, in return for issuing a promissory note (the “Note”) in the principal amount of $250,000. The Note bears interest at 12% (18% default rate) per annum and has a maturity date of April 20, 2018. The Note may be prepaid in full or in part with additional premium or penalty. The Note is secured by certain assets of the Company’s CEO, certain assets of Howco and all of the assets of Drone USA as a junior security interest to the first secured interest of the senior lender. Additionally, the loan is guaranteed by the Company’s CEO. For the year ended September 30, 2018, amortization of debt discount amounted to $17,500. On April 20, 2018, the note matured and all principal and unpaid interest was due immediately. The Company has obtained an amendment from the lender changing the maturity to October 20, 2018. This loan went into default after October 20, 2018. The Company paid a fee of $10,000 related to the amendment which has been recorded as financing expense.

On September 4, 2018 Porta Pellex, the holder of the note above, sold and assigned 50% of the face amount to Trillium Partners LP and World Market Ventures LLC. Following the assignment, Port Pellex held $125,000, which is the balance at September 30, 2018, and Trillium Partners LP and World Market Ventures each held $62,500 in principal. The assigned notes were restated with a 50% conversion discount from the lowest bid price of the common stock in the 20 days immediately preceding the conversion notice date. The modification was treated as debt extinguishment, for which no gain or loss was incurred. The modified note was treated as stock settled debt in accordance with ASC 480 and $62,500 was recorded as put premium with a charge to interest expense for each ($125,000 total put premium) of the assigned and restated notes.

Trillium Partners LP converted $1,095 in fees, all, of $62,500, and $6,781 of interest into 35,187,910 common shares on September 19, 2018 at the conversion price of $0.002. The $62,500 of put premium was credited to additional paid in capital in conjunction with the conversion.

World Market Ventures LLC converted principal of $61,481 and $6,657 of interest into 34,500,000 common shares on September 19, 2018 at the conversion price of $0.001975. The $61,481 of put premium was credited to additional paid in capital in conjunction with the conversion. The remaining $1,020 of principal and $1,020 of put premium are included in the convertible notes at September 30, 2019.

On October 17, 2018 Porta Pellex assigned $62,500 of the principal balance of its note to Trillium Partners LP along with $7,500 of accrued interest, leaving an unpaid balance of $62,500 plus accrued interest on Porta Pellex’s original note. The assigned portion of the note was restated to provide for conversion of interest and principal into common shares at 50% discount to the lowest bid price over the 20 trading days prior to conversion notification. This modification was treated as a debt extinguishment. The modified note was treated as stock settled debt in accordance with ASC 480 and $62,500 was recorded as put premium with a charge to interest expense for the assigned and restated note. The Trillium Partners LP note principal and accrued interest was fully converted into 115,668,621 shares of common stock by November 27, 2018.

BANTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

On October 23, 2018 Porta Pellex assigned $62,500 of the remaining principal balance of its note to Jefferson Street Capital LLC along with $7,500 of accrued interest. The assigned portion of the note was restated to provide for conversion of interest and principal into common shares at the lower of: 50% discount to the lowest bid price over the 20 trading days prior to conversion notification; or 50% of the lowest bid price during the 20 trading days prior to the closing date of the related assignment. This modification was treated as a debt extinguishment. In connection with the issuance of this Note, the Company determined that the terms of the modified Note contain a conversion formula that caused variations in the conversion price resulting in the treatment of the conversion option as a bifurcated derivative to be accounted for at fair value. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of assignment and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives was determined using the Binomial valuation model. In connection with this Note, on the initial measurement date of October 23, 2018, the fair values of the embedded conversion option derivative of $78,471 was recorded as derivative liabilities, $15,971 was charged to operations on the modification date as initial derivative expense, and $62,500 was recorded as a debt discount and is being amortized into interest expense over the expected holding period of the restated note. The Jefferson Street Capital LLLC note principal and accrued interest was fully converted into 128,619,959 shares of common stock by December 5, 2018. A net loss on debt extinguishment of $14,057 was recorded during the year ended September 30, 2019.

On August 15, 2019, the Company entered into a lending arrangement with Fora Business Loans, LLC for financing at Howco with Bantek as co-borrower, with a principal amount of $210,000. Howco received $146,250, in cash, $3,750 was charged to expenses and $60,000 was charged to original issue discount to be amortized over the life of the arrangement. Under the terms of the agreement Fora receives 245 payments of $854, for each business day followed by a final payment of $853. The lending agreement includes security interests in Howco assets and a personal guarantee from the CEO of the Company. The principal balance is $184,390 at September 30, 2019.

On September 18, 2019, the Company entered into a sale of future revenues arrangement with PIRS Capital, LLC for Howco with a purchase amount of $195,840. Howco received $149,541, as the purchase price in cash, $3,459 was charged to expenses and $42,840 was recorded as original issue discount to be amortized over the life of the arrangement. Under the terms of the agreement PIRS receives 172 payments of $1,139, for each business day to be repaid from the accounts receivable related to the future revenues: The lending agreement includes security interests in Howco assets and a personal guarantee from the CEO of the Company. This sale of future revenues is treated as debt and the principal balance is $187,870 at September 30, 2019.

NOTE 12 - STOCKHOLDERS’ DEFICIT

Preferred Stock

As of September 30, 2019, the Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, with designations, voting, and other rights and preferences to be determined by the Board of Directors of which 4,999,750 remain available for designation and issuance.

As of September 30, 2019 and September 30, 2018, the Company has designated 250 shares of $0.0001 par value Series A preferred stock, of which 250 shares are issued and outstanding. These preferred shares have voting rights per shareholder equal to the total number of issued and outstanding shares of common stock divided by 0.99.

Common Stock

On April 17, 2018 the Company’s shareholders approved an increase in authorized common stock to 1,500,000,000 from 200,000,000, which became effective upon the filing of an amendment to the articles of incorporation with the State of Delaware on April 24, 2018. On January 30, 2019 the Company’s shareholders approved an increase in authorized common stock to 6,000,000,000 from 1,500,000,000, which became effective February 24, 2019. As of September 30, 2019 and September 30, 2018 there were 3,255,346,130 and 767,160,077 shares outstanding, respectively. On August 6, 2019, the Company filed amendments with the Secretary of the State of Delaware, amending its articles of incorporation to execute a reverse stock split of 1 share for every 1,000 shares outstanding, and changing its name to Bantec, Inc. The name change and the stock split are pending approval by FINRA.

Stock Incentive Plan

The Company established its 2016 Stock Incentive Plan (the “Plan”) that permits the granting of incentive stock options and other common stock awards. The maximum number of shares available under the Plan is 100,000,000 shares. The Plan is open to all employees, officers, directors, and non-employees of the Company. Options granted under the Plan will terminate and may no longer be exercised (i) immediately upon termination of an employee or consultant for cause or (ii) one year after termination of employment, but not later than the remaining term of the option. As of September 30, 2019, 82,245,000 awards remain available for grant under the Plan.

BANTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

Common Stock Issued for Employee Compensation

On July 15, 2018 the Company issued 2,000,000 common shares to Matthew Wiles, Vice President of Business Operations at Howco. The shares were valued based on the market price of $0.00747 per share on the date of the grant at $14,940, and the shares vest on August 6, 2018. The shares were issued as compensation for his pending Board of Directors membership. The value of the shares was expensed as director fees on August 6, 2018, since they vested.

Under the terms of the January 4, 2019 compensation agreement with the CFO, the Company was to issue 100,000 shares each month to the CFO. On March 13, 2019, the Company was obligated to, and issued 200,000 shares valued at the grant date quoted stock price of $.001, for total of $200, charged to compensation expenses.

On June 10, 2019, 1,500,000 common shares were issued to the CFO. The shares were valued at the issue date quoted stock price of $.0003. The shares issued covered shares owed in conjunction with the compensation agreement (300,000 shares) and 1,200,000 shares issued as severance compensation. $450 was charged to compensation expenses.

Shares Issued for non-employee Services

On April 1, 2018, the Company entered into a one year oral management consulting agreement with an individual. In connection with this agreement, the Company issued 4,000,000, common shares to the consultant. Such shares were valued on the vesting dates of April 1, 2018, at $296,000, or $0.074 per share based on the quoted trading price. In connection with these shares, the Company has recorded prepaid professional fees of $295,600 to be recognized monthly as expense over the one-year term. The prepaid expense of $147,800 at September 30, 2018 was fully amortized at September 30, 2019.

On June 19, 2018, Tysadco Partners was issued 533,333, shares of restricted common stock for services under a one-year agreement. 400,000, shares were issued as the “retainer”, to be vested in four equal installments beginning on the effective date of the agreement and 60, 120 and 180 days following the effective date. The remaining 133,333, shares were issued for the monthly compensation arrangement. The related charges will be measured on the vesting dates at fair value and recognized in Professional Fees (expense) pro rata over the service term. Unamortized prepaid expenses amounted to $0, and $7,539, at September 30, 2019 and 2018, respectively.

On July 12, 2018, 150,000, vested common shares were issued to a consultant. The shares were valued at the market price of $0.0083 per share on the day of the grant. The value of $1,245, was charged to professional fees on issuance.

On July 12, 2018, 1,500,000, vested common shares were issued to a financial advisory consultant. The shares were valued at the market price of $.0083 per share on the day of the grant. The value of $12,450, was charged to professional fees on issuance.

On July 12, 2018, 150,000, vested common shares were issued to a consultant. The shares were valued at the market price of $0.0083 per share on the day of the grant. The value of $1,245, was charged to professional fees on the date on issuance.

On August 6, 2018, 125,000, vested common shares were issued to a consultant. The shares were valued at the market price of $0.0096 per share on the day of the grant. The value of $1,318, was charged to professional fees on issuance.

On September 24, 2018, 2,387,302, common shares were issued to Tysadco Partners for the Company’s investor relations firm as per the agreement for monthly payments in shares of $4,000, per month totaling $16,000, which was fully recognized as expense as of September 30, 2018.

On March 1, 2019, under the Company’s March 1, 2019, agreement with its technology support provider the Company is to issue common shares equal to $1,500 every month. The Company recognized the expense of $1,500, and authorized the issuance of 1,666,667, shares to the vendor as of March 31, 2019.

On March 31, 2019, 10,000,000, common shares were issued to Tysadco Partners for the Company’s investor relations firm as per the agreement for monthly payments in common shares of $4,000 per month totaling $16,000, which was fully recognized as expense as of March 31, 2019. The issuance settled the amounts due for October 20, 2018 through February 20, 2019.

On May 3, 2019, the Company issued 8,000,000, common shares to its technology support provider, for services for April and May 2019. The shares were valued at $.000375, and $3,000, was charged to expense.

On June 10, 2019, the Company issued 1,191,667, common shares to a consultant. The shares were valued at $.0003 per share, and $358, was charged to expense.

On August 28, 2019, the Company issued 15,287,500, common shares to an attorney for services. The shares were valued at the stock price on the date the shares were issued at $.0001, and $684, was charged to professional fees.

BANTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

On September 30, 2019, the Company approved the issuance of 240,000,000, restricted common shares to Tysadco Partners for the prior six months investor relation services. The shares were valued at $.0001 and $24,000, was charged to professional fees.

On September 30, 2019, the Company approved the issuance of 32,500,000, restricted common shares to an individual for the prior four months of technology support services. The shares were valued at $.00018 and $6,000, was charged to professional fees.

All shares issued to employees and non-employees are valued at the quoted trading prices on the respective grant dates.

Shares Issued for Settlement

On August 27, 2018, the Company settled outstanding accounts payable with a vendor by issuing 2,307,693, common shares. On September 27, 2018, the Company agreed to issue 2,692,307 shares for a total of 5,000,000 shares to settle the payable balance of $15,000. These shares were valued at the market price of $0.0058 and $0.004 on the grant date and settlement date respectively, resulting in a loss on settlement of $9,154.

Shares Issued for debt issuance costs

On November 28, 2017, pursuant to a Securities Purchase Agreement and Convertible Note Agreement with Labrys (see Note 10), the Company considered issued to Labrys 335,938, shares of the Company’s common stock, as a commitment fee which was to be returned to the Company in the event that it pays all unpaid principal and interest under the Note within 180 days of November 20, 2017. Prior to the February 7, 2018 amendment discussed below, pursuant to ASC 260 the 335,938, shares were considered contingent shares and not considered outstanding and not accounted for due to the contingency. On February 7, 2018, the Company amended the terms of the convertible note dated November 28, 2017 whereby the holder waives all existing events of default to date and in return shall no longer be required to return, under any circumstances, the commitment shares back to the Company’s treasury. On February 16, 2018, the Company issued the 335,938, shares at the then market close price of $0.09 per share for a value of $30,234, which was expensed.

On February 16, 2018, pursuant to a Securities Purchase Agreement and Convertible Note Agreement with Labrys (see Note 10), the Company issued to Labrys 421,238, shares of the Company’s common stock, as a commitment fee which was to be returned to the Company in the event that it pays all unpaid principal and interest under the Note within 180 days of December 26, 2017. Prior to the February 7, 2018, amendment discussed below, pursuant to ASC 260 the 421,238 shares were considered contingent shares and not considered outstanding and not accounted for due to the contingency. On February 7, 2018, the Company amended the terms to the convertible note dated December 26, 2017 whereby the holder waives all existing events of default to date and in return shall no longer be required to return, under any circumstances, the commitment shares back to the Company’s treasury. On February 16, 2018, the Company issued the 421,238, shares at the then market close price of $0.09 per share for a value of $37,911, which was expensed.

Shares Issued Under 3(a)(10)

The Company issued common shares to Livingston Asset Management, pursuant to its senior secured creditor’s (TCA) Replacement Note A and the related 3(a)(10) settlement (see Note 10).

Between March 14, 2018 and October 29, 2018, 101,624,000 common shares were issued by the Company and sold by Livingston, with 71,624,000 shares issued and sold through September 30, 2018, and the remaining 30,000,000 issued as of September 30, 2018 and sold as of November 22, 2018.

The shares of the Company’s common stock issued under section 3(a)(10) of the Securities Act, have been initially recorded at par value with an equal charge to additional paid-in capital and proceeds of $308,100 and pro rata note premium of $204,989 totaling $513,089 have been recorded as equity relating to these issued shares as of September 30, 2018.

Between February 4, 2019 and September 30, 2019, 1,273,261,000 common shares were issued to Livingston of which 220,238,995 shares remained under Livingston’s control as of September 30, 2019. The issuances totaling $127,328 were credited to common stock with the same amount charged to additional paid in capital until remitted to TCA (see below). Refer to note 18.

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

In total $270,320, was remitted to TCA reducing the related note from $691,907 to $421,587 during the year ended September 30, 2019 and $180,618 was charged to debt premium reducing the balance to $281,054 at September 30, 2019.

BANTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

Shares Issued for Warrant Exercise

On October 17, 2018, Crown Bridge Partners was issued 35,420,168, common shares at $.0072, in a cashless exchange for 39,990,513, warrants surrendered. $68,232, was recorded as equity and derivative liabilities were reduced by the same amount.

On January 4, 2019, Crown Bridge Partners was issued 52,100,526, common shares at $.0002235, in a cashless exchange for 58,230,000, warrants surrendered. $28,892, was recorded as equity and derivative liabilities were reduced by the same amount.

On February 6, 2019, Crown Bridge Partners was issued 60,611,842 common shares at $.0006815, in a cashless exchange for 69,375,000, warrants surrendered. $41,307, was recorded as equity and derivative liabilities were reduced by the same amount.

In total $138,430, was reclassified from derivative liability to additional paid in capital.

Shares Issued for Conversion of Convertible Notes

During the year ended September 30, 2018 the Company issued 605,808,574, common shares to convertible note holders upon contractual conversion of principal, default charges and accrued interest totaling $1,537,184. The credit to equity of $2,135,815, includes the fair value of shares issued upon conversion of convertible notes with embedded conversion option derivatives and the reclassification of debt premiums on convertible notes treated as stock settled debt.

Between November 1, 2018, and December 5, 2018 Jefferson Street Capital was issued 128,619,959, common shares for conversion of principal related to the Porta Pellex note assignment and restatement (See Note 11). The note was converted at contractual rates and the shares issued had aggregate fair values on the conversion dates of $166,929. The note principal of $62,500, interest due of $7,500, and fees of $4,400, were fully liquidated as a result of the conversions. Derivative liabilities of $78,471 were reclassified to additional paid in capital, debt discount of $62,500 was amortized to interest expense and loss on debt extinguishment of $14,057 was recorded.

Between November 6, 2018, and November 27, 2018 Trillium Partners LP was issued 115,668,621, common shares for conversion of $62,500, principal related to the Porta Pellex note assignment and restatement (See Note 11). The note principal of $62,500, accrued interest or $7,500, and fees of $2,290 were fully liquidated as a result of the conversions. The note was converted at contractual rates. Debt premiums of $62,500 were recorded as additional paid in capital.

On January 8, 2019, Livingston Asset Management, LLC converted $9,500, of principal, $682, of accrued interest and $1,145, in fees for the fee note issued June 1, 2018, for 45,306,040, common shares at the contractual price of $0.00025. $9,500, was reclassified from debt premium to additional paid in capital at conversion. The unliquidated balance of the fee note was $3,000, following the conversion.

On January 18, 2019, Livingston Asset Management converted $3,000, of the remaining principal balance, $24, of accrued interest and $1,145, in fees for the fee note issued June 1, 2018, and $12,500, of principal, $678, of accrued interest and $1,145, in fees from the fee note issued July 1, 2018, for total of 73,967,680, shares of common stock at the contracted price of $0.00025. $15,500, was reclassified from debt premium to additional paid in capital at conversion. The notes were fully liquidated following the conversions.

On February 11, 2019, Livingston Asset Management converted $12,500, of principal, $654, of accrued interest and $1,145, in fees from the fee note issued August 1, 2018, for 47,663,700, common shares at the contracted price of $0.0003. $12,500, was reclassified from debt premium to additional paid in capital at conversion.

On March 18, 2019, Livingston Asset Management converted $12,500, of principal, $640, of accrued interest and $1,145, in fees from the fee note issued September 1, 2018, for 47,618,033, common shares at the contracted price of $0.0003. $12,500, was reclassified from debt premium to additional paid in capital at conversion.

For the Livingston Asset Management LLC conversions noted above from January 8, 2019 to March 18, 2019, total debt, interest and fees were $58,403, and related debt premium of $50,000, resulted in credits to equity of $108,403.

On April 3, 2019, Livingston Asset Management converted $12,500, of principal, $627, of accrued interest and $1,250, in fees from the fee note issued October 1, 2018, for 71,883,550, common shares at the contracted price of $0.0002. $12,500, was reclassified from debt premium to additional paid in capital at conversion.

On June 19, 2019, Livingston Asset Management converted $12,500, of principal, $757, of accrued interest and $1,250, in fees from the fee note issued November 1, 2018, for 145,068,500, common shares at the contracted price of $0.0001. $12,500, was reclassified from debt premium to additional paid in capital at conversion.

On June 25, 2019, Livingston Asset Management converted $2,125, of principal, $658, of accrued interest and $1,250, in fees from the fee note issued November 1, 2018, for 80,650,600, common shares at the contracted price of $0.0001. The remaining principal balance was $10,375, as of September 30, 2019. $2,125, was reclassified from debt premium to additional paid in capital at conversion.

BANTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

Stock Options

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period.

There were no options granted under the 2016 Stock Incentive Plan for the years ended September 30, 2019 and 2018.

For the year ended September 30, 2019 and 2018, the Company recorded $265,113 and $137,969 of compensation and consulting expense related to stock options, respectively. Total unrecognized compensation and consulting expense related to unvested stock options at September 30, 2019 amounted to $353,265. The weighted average period over which share-based compensation expense related to these options will be recognized is approximately 2 years.

For the years ended September, 2019 and 2018, a summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2017	44,351,200	$0.21	9.27	$-	$-
Forfeited	(25,846,200)	0.20			-
Outstanding at September 30, 2018	18,505,000	.22	8.46	-	-
Forfeited	(750,000)	-	-	-
Outstanding at September 30, 2019	17,755,000	.22	7.18	-	-
Exercisable at September 30, 2019	12,838,000	$0.21	6.84	$-	$-

All options were issued at an options price equal to the market price of the shares on the date of the grant.

BANTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

Warrants

On September 9, 2016, 500,000 5-year warrants exercisable at $0.01 per share were issued as part of the consideration for the Howco acquisition. These warrants were valued at aggregate of $180,000.

On November 9, 2017, the Company received a first tranche payment of $75,500 under the terms of a Securities Purchase Agreement dated October 25, 2017, with Crown Bridge under which the Company issued to Crown Bridge a convertible note in the principal amount of $105,000 and a five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.35 as a commitment fee which is equal to the product of one-third of the face value of each tranche divided by $0.35. On December 20, 2017 an additional 200,000 warrants were issued as a penalty and in order to entice Crown Bridge to waive its right of first refusal to provide additional financing under the terms of their convertible note. A debt discount of $44,036 was recorded for the relative fair market value of the total 300,000 warrants and amortized to interest expense as of September 30, 2018. The warrants have full ratchet price protection and cashless exercise rights (See Note10). The warrant includes an anti-dilution clause that was triggered on June 4, 2018. On June 4, 2018 an unrelated convertible note holder became entitled to convert their note into common shares at a 60% discount to the stock’s market price. The anti-dilution provision trigger in the warrant agreement entitled Crown Bridge to exercise its warrants under a formula that increased the number of common shares to 31,250,000 at a price of $.0036 per share. Due to the fact that the number of shares and exercise price can change due to market changes in the price of the common stock the Company has concluded to treat the warrants as derivatives and to revalue that derivative at each reporting date. Therefore a derivative liability of $261,484 with a charge to additional paid in capital was recorded on June 4, 2018. As of September 30, 2019, the warrant was revalued and the warrant holder is entitled to exercise its warrants for 1,197,770,750 common shares and the related derivative liability is $119,747.

For the years ended September 30, 2019 and 2018, a summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2017	500,000	$0.01	2.94	$.36	$-
Granted	300,000
Anti-Dilution	68,778,947	$0.00151	4.08	.0036	$185,822
Outstanding and exercisable at September 30, 2018	69,578,947	$0.00158	4.1	$-	$185,822
Exercised	(167,595,513)	$0.000158	4.1	$-
Anti-Dilution adjustments during 2019	1,296,287,316
Outstanding and exercisable at September 30, 2019	1,198,270,750	$.00004			71,867

NOTE 13 - DEFINED CONTRIBUTION PLAN

In August 2016, Drone established a qualified 401(k) plan with a discretionary employer matching provision. All employees who are at least twenty-one years of age and no minimum service requirement are eligible to participate in the plan. The plan allows participants to defer up to 90% of their annual compensation, up to statutory limits. Employer contributions charged to operations for the years ended September 30, 2019 and 2018, was $0 and $0, respectively.

The Company’s subsidiary, Howco, is the sponsor of a qualified 401(k) plan with a safe harbor provision. All employees are eligible to enter the plan within one year of the commencement of employment. Employer contributions charged to expense for the years ended September 30, 2019 and 2018, was $30,683 and $2,080, respectively.

BANTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

NOTE 14 - RELATED PARTY TRANSACTIONS

On October 1, 2016, the Company entered into employment agreements with two of its officers. The employment agreement with the company’s President and CEO provides for annual base compensation of $370,000 for a period of three years, which can, at the Company’s election, be paid in cash or Common Stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity provision for the equivalent of 12 months’ base salary, and an additional one-time severance payment of $2,500,000 upon termination under certain circumstances, as defined in the agreement. The employment agreement with the Company’s Treasurer and CFO provides for annual base compensation of $250,000 for a period of three years, which can, at the Company’s election, be paid in cash or Company Common Stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity grants, provision for the equivalent of 12 months’ base salary and an additional one-time severance payment of $1,500,000 upon termination under certain circumstances, as defined in the agreement. On July 10, 2017, the CFO of the Company who was also a member of the Board resigned. Pursuant to the employment agreement, this employee is not eligible for the one-time severance payment of $1,500,000 and accordingly, the final balance of accrued wages due to this former CFO as of September 30, 2017 of approximately $93,000 is included in accrued expenses on the accompanying consolidated balance sheet at September 30, 2019 and 2018.

During 2016, Company entered into an employment agreement with the Company’s former Chief Strategy Officer which provided for annual base compensation of $400,000 for a period of three years and provided for other additional benefits as defined in the agreement including a signing bonus of $100,000 payable during the first year of employment. As of September 30, 2019 and 2018, the bonus has not been paid and is included in accrued expenses. On July 7, 2017, the former Chief Strategy Officer and member of the Board was terminated. His 7,500,000 options were subsequently forfeited (See Note 16).

On March 28, 2017, Bantek entered into an at-will employment agreement with Matthew Wiles as General Manager of Howco. Under the terms of the employment agreement, Mr. Wiles’ compensation is $140,000 per annum and he also will be eligible for a bonus of 10% of Howco’s gross profits over $1.25 million to be paid in cash after the annual financial statements have been completed and, if applicable, audited for filing with the SEC. Mr. Wiles will also receive options to acquire 250,000 shares of Bantek’s common stock, vesting over five years in equal amounts on the anniversary date of his Employment Agreement. On September 16, 2019, Mr. Wiles’ employment agreement was modified to provide salary of $275,000, and an annual bonus of 2% of net income. At the Company’s discretion, salary and bonus may be paid in cash or stock and payment may be deferred.

On January 30, 2019, the Company filed Form 8K announcing the Board of Directors appointment on January 5, 2019 of Jeffery L. Garon as member of the board and as the Company’s chief financial officer. Under the terms of the January 4, 2019 compensation agreement with the CFO, the Company issues 100,000 shares each month to the CFO. The monthly stock awards are charged to compensation expense using the grant date quoted prices. During the year ended September 30, 2019, the Company was obligated to and issued 1,700,000 common restricted shares to the former CFO charging payroll expenses $600. The CFO resigned effective June 20, 2019.

On September 16, 2019, the employment agreement with the President/CEO and discussed above was modified to provide salary of $624,000, and an annual bonus of 3% of net income. At the Company’s discretion, salary and bonus may be paid in cash or stock and payment may be deferred.

From July 2017 to August 2018, the Company utilized as its corporate headquarters the office space and equipment of an entity in West Haven, Connecticut related to the Company’s CEO at no cost. Since September 30, 2018 the Company leases space in New Jersey as its corporate headquarters.

The Company has certain convertible notes and other promissory notes payable to related parties (see Note 9).

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

As of September 30, 2019, the Company has net operating loss carryforwards of approximately $18,664,091 to reduce future taxable income. Of the $18,664,091, $15,789,653, can be used through 2038, and $2,874,438 may be carried forward indefinitely. A valuation allowance for the entire amount of deferred tax assets has been established as of September 30, 2019 and 2018.

BANTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

The provision for (benefit from) income taxes consists of the following:

	Year Ended September 30, 2019	Year Ended September 30, 2018
Current
Federal	$-	$-
State	-	-
	-	50
Deferred
Federal	-	-
State	-	-
	-	-
Total income tax provision (benefit)	$-	$-

A reconciliation of the provision for income taxes at the federal statutory rates of 21% to the Company’s provision for income tax is as follows:

	Year Ended September 30, 2019	Year Ended September 30, 2018
U.S. Federal (tax benefit) provision at statutory rate	$(1,494,183)	$(2,021,203)
State (tax benefit) income taxes, net of federal benefit	(601,231)	(473,129)
Permanent differences	1,017,899	61,491
True up	(575,537)
Change in Federal tax rate	-	2,499,867
Changes in valuation allowance	1,653,052	(67,026)
Total	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	September 30, 2019	September 30, 2018
Deferred Tax Assets
Stock-based compensation	$1,415,118	$760,339
Net operating losses	5,496,575	4,650,053
Other	-	-
Total deferred tax assets	6,911,693	5,410,392
Valuation allowance	(6,911,693)	(5,258,641)
Net deferred tax assets	-	151,751

Deferred Tax Liabilities
Identifiable intangibles - Howco Purchase	-	(151,751)
Total deferred tax liabilities	-	(151,751)
Net deferred tax	$-	$-

BANTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets in the U.S. can be realized as of September 30, 2019 and 2018, accordingly, the Company has recorded a full valuation allowance on its U.S. deferred tax assets.

The Company files income tax returns in the United States on federal basis and various states. The Company is not currently under any international or any United States federal, state and local income tax examinations for any taxable years. All of the Company’s net operating losses are subject to tax authority adjustment upon examination.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters

On February 6, 2018 the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that the previous owners took excessive amounts of cash from the business prior to the close of the merger. On March 13, 2018 the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. On July 22, 2019, the Company was granted a dismissal without prejudice of the lawsuit filed against the previous owners of Howco. The Company and the previous owners are in discussion to settle the matter as of September 30, 2019.

In connection with the merger in fiscal 2016, with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the Company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

On February 11, 2019, the Supreme Court of the State of New York issued a summons to the former CFO of the Company, to appear before the court to answer the Company’s complaint seeking payment under a personal guarantee of the defendant to provide half of any compensation paid to the former Chief Strategy Officer. The Company is seeking $300,000 from the defendant relating to the November 27, 2018 settlement agreement with the former Chief Strategy Office for $600,000. The former CFO has responded to the suit and has filed a motion to dismiss the Company’s suit during August of 2019.

On April 10, 2019, a former service provider filed a complaint with three charges with the Superior Court Judicial District of New Haven, CT seeking payment for professional services. The Company has previously recognized expenses of $156,431, which remain unpaid in accounts payable. The Company has retained an attorney who is currently working to address the complaint. On August 9, 2019 the Company filed a motion to dismiss the charge of unjust enrichment, which is pending adjudication.

During the year ended September 30, 2019, two vendors (The Equity Group and Toppan Vintage) have asserted claims for past due amounts of approximately $59,000, arising from services provided. The Company has fully recognized in accounts payable the amounts associated with these claims and expects to resolve the matters to satisfaction of all parties.

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

BANTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

On January 29, 2018, the Company entered into a settlement agreement and mutual release with a vendor who had provided public relations and other consulting services whereby the Company shall pay to this vendor an aggregate amount of $60,000 of which $30,000 was paid on February 2, 2018. Additionally, the Company shall pay ten monthly payments of $3,000 per month beginning on February 29, 2018. Additionally, the vendor returned 400,000 common shares of the Company’s common stock which will be cancelled upon satisfaction of the liability. The liability is recorded at $21,000 as of September 30, 2019, and 2018. The Company is in discussion with the vendor to address the past due amounts.

On November 13, 2018 the Company and a vendor agreed to settle $161,700 in past due professional fees for a convertible note in the amount of $90,000. The note bears interest at 5% and matures in July 2019, and has a fixed discount conversion feature. The note is now past due and remains unconverted at September 30, 2019. The accrued balance as accounts payable of $71,700, was recognized a gain on debt extinguishment following receipt of the waiver and release from the vendor.

During 2016, Company entered into an employment agreement with the Company’s former Chief Strategy Officer which provided for annual base compensation of $400,000 for a period of three years and provided for other additional benefits as defined in the agreement including a signing bonus of $100,000 payable during the first year of employment. During November 2018 the Company reached an agreement and executed a related stipulation and payment terms agreement stemming from the legal action by the former Chief Strategy Officer for improper termination. The plaintiff agreed to accept $600,000 in payments. The first scheduled payment of $200,000 was made on December 20, 2018 in accordance with the settlement terms. Twelve monthly payments of approximately $33,333 are due starting on January 15, through December 15, 2019. As of September 30, 2019, a balance of $131,724 remained as settlement payable which includes related employer payroll taxes expected to be incurred for future payments.

As of September 30, 2019, the Company has received demand for payment of past due amounts for services by several consultants and service providers.

Commitments

Lease Obligations

The Company entered into an agreement with a manufacturer in Pismo Beach, California. The agreement provides for certain services to be provided by the manufacturer as needed by the Company. The agreement has an initial term of three years with one year renewals. In connection with this agreement, the Company has agreed to sublease space based in San Luis Obispo, California from the manufacturer for the purposes of the development and manufacturing of unmanned aerial vehicles. The lease provides for base monthly rent of approximately $15,000 for the initial term to be increased to $16,500 per month upon extension. The lease term begins February 1, 2017 and expires January 31, 2019 with the option to extend the term an additional 24 months. However, the Company never took possession of the premises and in July 2017, the Company made a decision to not take possession of the premises. The Company is in default of the rent payments and had received oral demand for payments. As of September 30, 2019, and 2018, the Company has not made any of the required monthly rent payments in connection with this agreement. During fiscal 2017, the Company had expensed and accrued into accounts payable the remaining amounts due under the term of the lease for a total accrual of $360,000 pursuant to ASC 420-10-30. This balance remains accrued as of September 30, 2019 and 2018.

In May 2017, the Company extended Howco’s office lease through May 30, 2020. The lease requires monthly payments including base rent plus CAM with annual increases. Future minimum lease payments under non-cancelable operating leases at September 30, 2019 are as follows:

Years ending September 30,	Amount
2020	40,737
Total minimum non-cancelable operating lease payments	$40,737

For the years ended September 30, 2019 and 2018, rent expense amounted to $59,737 and $55,225, respectively.

Profit Sharing Plan (for Howco)

On April 13, 2018, Howco announced to its employees a Company-wide profit sharing program. The employee profit share is equal to their annual salary divided by the Company’s total annual payroll and multiplied by 10% of net income for the fiscal year. During 2019 and 2018 the employees earned approximately $0 and $21,000 under this plan.

Notice of Default

On September 6, 2019, the Company received a notice of default under its senior secured credit facility with TCA, for non-payment of amounts due among other matters. Left uncured the default remedies include seizure of operating assets such as the Company’s subsidiary. Additionally, the default may trigger cross default provisions under other agreements with other creditors.

BANTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

NOTE 17 - CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At September 30, 2019, cash in bank did not exceed the federally insured limits of $250,000. The Company has not experienced any losses in such accounts through September 30, 2019.

Economic Concentrations

With respect to customer concentration, two customers accounted for approximately 52%, and 14%, of total sales for the year ended September 30, 2019. Three customers accounted for approximately 52%, 17%, and 10%, of total sales for the period ended September 30, 2018.

With respect to accounts receivable concentration, two customers accounted for approximately 57%, and 20%, of total accounts receivable at September 30, 2019. Three customers accounted for approximately 50%, 20% and 20% of total accounts receivable at September 30, 2018.

With respect to supplier concentration, two suppliers accounted for approximately 18% each of total purchases for the year ended September 30, 2019. Two suppliers accounted for approximately 34% and 10% of total purchases for the year ended September 30, 2018.

With respect to accounts payable concentration, three suppliers accounted for approximately 14%, 12%, and 12% of total accounts payable at September 30, 2019. Three suppliers accounted for approximately 18%, 13%, and 11% of total accounts payable at September 30, 2018.

With respect to foreign sales, it totaled approximately $57,483 for the year ended September 30, 2019.

NOTE 18 - SUBSEQUENT EVENTS

Directors’ & Officers’ Insurance Policy Expiration

On October 11, 2019, the Company’s insurance policy covering directors and officers expired and the carrier declined to renew the policy. The Company is working with its broker and other carriers to obtain coverage. This lapse of insurance coverage exposes the Company to the risk associated with its indemnification of its officers against legal actions by third parties as outlined in the officers’ employment agreements as amended on September 16, 2019.

Default on Convertible Note

On December 30, 2019, the Company failed to pay the principal and accrued interest on its February 27, 2019, convertible note payable to Redstart Holdings Corp upon its maturity. Legal counsel for the note holder submitted a demand notice for payment for 150% of the original principal of $78,000 amounting to $117,000 plus accrued interest. The Company will record the default penalty with a charge to interest expense and increase the principal of the note as of December 30, 2019. The Company will recognize the additional put premium related to the increased principal as interest expense for stock settled debt.

On October 7, 2019, the Company entered into a one year agreement for professional services for a one-time fee to be paid with 25,000,000 common shares of restricted stock. The services relate mostly to technology and related internet media and website improvement. The shares will be valued at $.0001 per share based on the quoted trading price for total expense of $2,500 to be charged to professional fees.

On October 7, 2019, the Company entered into a one year agreement for professional services for a one-time fee to be paid with 25,000,000 common shares of restricted stock the services relate mostly to investor relations through internet media. The shares will be valued at $.0001 per share for total expense of $2,500 to be charged to professional fees.

In December 2019, the Company relocated its primary office to 195 Paterson Avenue, Little Falls, New Jersey, under a one-year lease with an renewal option having monthly payments of $500.

BANTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

Convertible and Non-Convertible Notes Issued

On October 1, 2019 the Company issued a promissory note for $17,000 to Livingston Asset Management under the services agreement mentioned above. The note bears interest at 10% and matures in six months.

On October 18, 2019 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

On November 1, 2019 the Company issued a promissory note for $17,000 to Livingston Asset Management under the services agreement mentioned above. The note bears interest at 10% and matures in six months.

On November 18, 2019 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12% and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

On December 1, 2019 the Company issued a promissory note for $17,000 to Livingston Asset Management under the services agreement mentioned above. The note bears interest at 10% and matures in six months.

On December 18, 2019 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12% and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

On January 1, 2020, the Company issued a promissory note for $17,000 to Livingston Asset Management under the services agreement mentioned above. The note bears interest at 10% and matures in six months.

On January 18, 2020, the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12% and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

On January 28, 2020, the Company’s subsidiary Howco entered into a Payment Rights Purchase and Sale Agreement financing with EBF Partners, LLC, (merchant cash advance or “MCA”) with a principal amount of $208,500. Howco received $147,355, in cash, net of original issue discount of $58,500, and legal and other fees totaling $2,645, which will be amortized to interest expense over the term of the financing. The CEO is a personal guarantor for the MCA. Howco will make payments each business day by way of an ACH withdrawal of $1,489, for 140 payments. The loan is secured by receipts from future revenue transactions.

On February 1, 2020, the Company issued a promissory note for $17,000 to Livingston Asset Management under the services agreement mentioned above. The note bears interest at 10% and matures in six months.

Note Amendments, Assignments and Restatements

On November 1, 2019, Livingston Asset Management amended the convertible notes payable received under the Company’s advisory agreement with Livingston to relinquish the conversion of feature of the notes held by Livingston with immediate effect. The Company will recognize $136,375 from a gain on debt extinguishment as premiums recorded for stock settled debt (charged as interest expense at the date of note origination) are reclassified.

On November 1, 2019, Trillium Partners LP, amended the convertible notes payable issued by the Company for cash loan on July 12, 2019, to relinquish the conversion of feature of the note held by Trillium. The Company will recognize $10,000 from a gain on debt extinguishment as premiums recorded for stock settled debt (charged as interest expense at the date of note origination) are reclassified.

Common Stock Cancelled for 3(a)(10) Issuance

On November 7, 2019 Livingston Asset Management surrendered 194,520,000 common shares of the Company under the 3(a)(10) settlement to the Company’s transfer agent. The Company will cancel these shares and reverse the accounting recognition recorded upon issuance. In addition, Livingston transferred ownership of 25,718,995 common shares to an unrelated third party.

ITEM 9. CHANGES OF INDEPENDENT CERTIFYING ACCOUNTANT

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2019 that the Company’s disclosure controls and procedures were not effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, currently the same person to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of September 30, 2019, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were not effective as of September 30, 2019.

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

Material Weakness Identified

Since the resignation of our former CFO in July 2017 we do not have a qualified in-house financial accounting expert to maintain our parent company and consolidation level books and records. To remediate this situation, we have engaged outsourced accountants. Currently there are no staff with knowledge of Generally Accepted Accounting Procedures on site at Howco. The current procedures and controls need to be improved for inventory accounting cutoff, timeliness of period end financial closing and account analysis.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our number of directors is established at three, divided into three classes, designated as Class I, Class II and Class III. The term of the Class I directors will expire   at the 2021 annual meeting of stockholders, the Class II directors will expire at the 2019 annual meeting of stockholders, and the term of the Class III directors will expire at the 2020 annual meeting of stockholders. A plurality of the votes of the shares of the registrant’s common stock present in person or represented by proxy at the annual meeting and entitled to vote on the election of directors are required to elect the directors. The Board members have three-year terms and in the absence of a vote at an annual meeting of stockholders, they continue for successive three-year terms until they are replaced or resign.

The following table sets forth certain information about our executive officers, key employees and directors as of December 21, 2018.

Name	Age	Position	Class
Michael Bannon	54	President, CEO, CFO, Director	III
Rodrigo Kuntz Rangel	42	Chief Technology Officer, Director	I
Matthew Wiles	45	COO, General Manager – Howco, Director	I

Michael Bannon is President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, positions he has held since January 26, 2016.  Since 1994 he served as President of Abatement Industries Group, Inc., a company involved in addressing asbestos, lead, mold and PCB problems in commercial buildings.  Michael is no longer President of Abatement Industries Group, Inc. Michael graduated from the University of Connecticut with a B.A. degree in 1993, received an M.B.A. degree from the University of New Haven in 1998, received an M.A. degree in Organizational Psychology in 2003 from the University of New Haven and became a Harvard Business School graduate in March 2011 when he completed Harvard Business School’s Owner President Program. Michael Bannon is currently pursuing a Masters in Juris Prudence from Seton Hall Law School with a concentration in finance law. We believe that Mr. Bannon is qualified to serve on our Board of Directors based upon his having successfully managed prior companies and his educational background in business.

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

Board Committees

Our board of directors does not have a separate, standing audit committee or a nominating or governance committee. The full board of directors performs the function of an audit and other committees.

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

Compliance with Section 16(a) of the Securities Exchange Act

Not Applicable

Code of Ethics

We have adopted a Code of Ethics for all officers and directors which is filed as Exhibit 14.1 to this Annual Report on Form 10-K. We will provide a copy of our Code of Ethics to any person, without charge, upon written request to the Company. There have been no waivers to any of the Code of Ethics provisions nor any amendments made to the Code of Ethics during the year ended September 30, 2019.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Compensation Philosophy

This section discusses the principles underlying our policies and decisions with respect to the compensation of our executive officers and what we believe are the most important factors relevant to an analysis of these policies and decisions. This section also describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers as of December 28, 2018. Our “named executive officers” for 2019 are Michael Bannon, Matthew Wiles and Dr. Rodrigo Kuntz Rangel. The compensation of each of our other current executive officers is based on individual terms approved by our board of directors. Our board of directors made changes to current executive compensation as outlined below.

We commenced operations on July 20, 2015. Rodrigo Kuntz Rangel, our Chief Technology Officer appointed in 2016, does not currently receive, and has not historically received, any monetary compensation from us for his service. However, we may in the future determine to compensate him for his service as chief technology officer.

On October 1, 2016, the Company entered into an employment agreement with    the company’s President and CEO, Michael Bannon, that provides for annual base compensation of $370,000 for a period of three years, which can, at the Company’s election, be paid in cash or shares of our common stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity, a provision for the equivalent of 12 months’ base salary, and an additional one-time severance payment of $2,500,000 upon termination under certain circumstances, as defined in his employment agreement. On September 16, 2019, Michael Bannon’s employment agreement was modified to provide salary of $624,000, and an annual bonus of 3% of net income. At the Company’s discretion, salary and bonus may be paid in cash or stock and payment may be deferred.

On March 28, 2017, we entered into an at-will employment agreement with Matthew Wiles as General Manager of Howco. Under the terms of employment agreement, Mr. Wiles’ compensation is $140,000 per annum and he also will be eligible for a bonus of 10% of Howco’s gross profits over $1.25 million to be paid in cash after the annual financial statements have been completed and, if applicable, audited for filing with the SEC. Mr. Wiles will also receive options to acquire 250,000 shares of Drone USA’s common stock vesting over five years in equal amounts on the anniversary date of his Employment Agreement. . On September 16, 2019, Mr. Wiles’ employment agreement was modified to provide salary of $275,000, and an annual bonus of 2% of net income. At the Company’s discretion, salary and bonus may be paid in cash or stock and payment may be deferred.

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

Use of Compensation Consultants and Market Benchmarking

For purposes of determining total compensation and the primary components of compensation for our executive officers in 2019, we did not retain the services of a compensation consultant or use survey information or compensation data to engage in benchmarking. In the future, we expect that our compensation committee   will consider publicly available compensation data for national and regional companies in the drone industry to help guide its executive compensation decisions at the time of hiring and for subsequent adjustments in compensation. Even if we retain the services of an independent compensation consultant to provide additional comparative data on executive compensation practices in our industry and to advise on our executive compensation program generally, our board of directors and future    compensation committee will ultimately make their own decisions about these matters.

Beginning with fiscal year 2020, we expect that our annual cash bonus program will be based upon net profit. As specified in the executive contracts of Michael Bannon, the CEO, and Matthew Wiles, the COO, they will receive three and two percent of the net profit respectfully. The board can elect to give discretionary bonuses based on the increase in stock price or the successful acquisition and integration of a company into the Bantek corporate family.

Stock-Based Awards

Our equity award program is the primary vehicle for offering long-term incentives to our executives. While we do not have any equity ownership guidelines for our executives, we believe that equity grants provide our executives with a strong link to our long-term performance create an ownership culture and help to align the interests of our executives and our stockholders. In addition, the vesting feature of our equity awards contributes to executive retention by providing an incentive for our executives to remain in our employ during the vesting period. Currently, our executives are eligible to participate in our 2016 stock incentive plan, which we refer to as the 2016 Plan, and all equity awards granted in 2017 (no awards were granted in fiscal years 2019 and 2018) were pursuant to the 2016 Plan. Under our 2016 Plan, executives are eligible to receive grants of stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other stock-based equity awards at the discretion of our board of directors.

Our employee equity awards have typically been in the form of stock options. Because our executives’ profit from stock options only if our stock price increases relative to the stock option’s exercise price, we believe stock options provide meaningful incentives for our executives to achieve increases in the value of our stock over time. While we currently expect to continue to use stock options as the primary form of equity awards that we grant, we may in the future use alternative forms of equity awards, such as restricted stock and restricted stock units. To date, we have generally used equity awards to compensate our executive officers in the form of initial grants in connection with the commencement of employment. In the future, we also generally plan to grant equity awards on an annual basis to our executive officers. We may also make additional discretionary grants, typically in connection with the promotion of an employee, to reward an employee, for retention purposes or in other circumstances recommended by management.

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

Benefits and Other Compensation

We believe that establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. We expect to maintain broad-based benefits that are provided to all employees, including health and dental insurance, and 401(k) and profit-sharing plans for our Howco employees. All of our executives will be eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees.

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

We believe providing these benefits help us compete for executive talent. Based on the substantial business experience of the members of our board of directors, we believe that our severance and change in control benefits are generally in line with severance packages offered to executives by companies at comparable stages of development in our industry and related industries.

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

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, generally disallows a tax deduction for compensation in excess of $1,000,000 per person paid to a publicly traded company’s chief executive officer and three other most highly paid officers, other than the chief financial officer. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. We will periodically review the potential consequences of Section 162(m); however, the board of directors may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent and are in the best interests of our stockholders.

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

Summary Compensation Table

The following table sets forth the total compensation awarded to, earned by or paid to our named executive officers during the fiscal years ended September 30, 2019 and 2018.

SUMMARY COMPENSATION TABLE

Name and Principal Occupation	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
M. Bannon	2019	$379,750	$0	$0	0	$0	$0	$0	$379,750
M. Bannon	2018	$370,000	$0	$0	0	$0	$0	$0	$370,000
R. Kuntz Rangel	2019	$0	$0	$0	0	$0	$0	$0	$0
R. Kuntz Rangel (4)	2018	$0	$0	$0	0	$0	$0	$0	$0
M. Wiles	2019	$145,200	$0	$0	0	$0	$0	$0	$145,200
M. Wiles (5)	2018	$140,000	$17,367	$0	0	$0	$0	$0	$157,367

(1)	The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the year computed in accordance with the provisions of ASC 718, excluding the impact of estimated forfeitures related to service-based vesting conditions (which in our case were none). For the year ended September 30, 2017 (no options were granted in 2019 and 2018), the assumptions that we used to calculate these amounts are discussed in Note 12 to our consolidated financial statements appearing at the end of this Form 10-K.

(2)	Dennis Antonelos resigned as our CFO on July 10, 2017.

(3)	Our Chief Strategy Officer was terminated on July 7, 2017.

(4)	Rodrigo Kuntz Rangel did not receive any compensation from us for his service as our Chief Technology Officer in 2016. We issued to Rodrigo Kuntz Rangel an option to acquire 2,000,000 shares of our common stock in July 2016. 1,000,000 shares vested on July 1, 2017 and 1,000,000 shares vested on July 1, 2018.

(5)	Matthew Wiles served as General Manager of Howco during fiscal year 2017 and was appointed Chief Operating Officer as a member of the Board of Directors of Bantek, Inc on August 6, 2018.

Grants of Plan-Based Awards in 2019 and 2018

No Options were granted in 2019. The Options awarded to Dennis Antonelos on March 3, 2017 were forfeited in accordance with the terms of the award and the plan on July 11, 2018.

The following table sets forth information regarding grants of plan-based awards to our named executive officers during the fiscal year ended September 30, 2018, no such awards to named executives were made during year ended September 30, 2019.

Name	Grant Date	All other stock awards: number of shares of stock (#)	All Other Option Awards: Number of Securities Underlying Options (#)(1)(2)	Exercise or Base Price of Option Awards ($/Sh)(2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Matthew Wiles	7/16/18	2,000,000	1,250,000	0.00747	14,940

(1)	Option awards vested on the date of issuance as set forth in the above Summary Compensation Table.

(2)	Option awards have been granted with exercise prices equal to the fair value of our common stock on the date of grant. For a discussion of our methodology for determining the fair value of our common stock, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates.”

(3)	The amounts in the “Grant Date Fair Value of Stock and Option Awards” column reflect the grant date fair value of stock and option awards granted in 2018 calculated in accordance with ASC 718.

Outstanding Equity Awards at September 30, 2019

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of September 30, 2019.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price		Option Expiration	Number of shares that have not vested	Market value of shares that have not vested
Name	Exercisable	Unexercisable	($/Sh)		Date	(#)	($)
Rodrigo Kuntz Rangel	2,840,000	1,260,000	$0. 201	(1)	7/1/26(2)
Matthew Wiles	500,000	750,000	0.215	(1)	3/28/27(3)

(1)	Weighted average exercise price

(2)	One stock option grant for 2,000,000 shares expires 7/1/26 and the grants for 420,000 expire 3/30/27.

(3)	One stock option grant for 250,000 shares expires 3/28/27; the other stock option grant for 1,000,000 shares expires 8/24/27.

Employment Agreements

On October 1, 2016, we entered into a three-year employment agreement with Michael Bannon as President and CEO of Drone USA. Under the terms of the employment agreement, Mr. Bannon’s compensation is $370,000 per annum which can at the Company’s election be paid in cash or our common stock or deferred if insufficient cash is available. He is entitled to a bonus based on a compensation plan to be agreed to between him and our Board. If the employment agreement is terminated by Drone USA for Cause (as defined in the employment agreement), or if Mr. Bannon resigns without Good Reason (as defined therein), Mr. Bannon shall only receive his compensation earned through the termination date. If the employment agreement is terminated by Drone USA without Cause or if Mr. Bannon terminates his employment for Good Reason, or upon a Change in Control (as defined), Mr. Bannon shall also be entitled to a one-time severance payment of $2,500,000, the greater of (i) 12 months’ salary or (ii) the remainder of his salary for the term of the employment agreement, acceleration of all non-vested equity in the Company to vest on the date of termination and payment by Drone USA for all healthcare and life insurance coverage through the end of the term of his Employment Agreement. On September 16, 2019, Michael Bannon’s employment agreement was modified to provide salary of $624,000, and an annual bonus of 3% of net income. At the Company’s discretion, salary and bonus may be paid in cash or stock and payment may be deferred.

On March 28, 2017, we entered into an at-will employment agreement with Matthew Wiles as General Manager of Howco. Under the terms of employment agreement, Mr. Wiles’ compensation is $140,000 per annum and he also will be eligible for a bonus of 10% of Howco’s gross profits over $1.25 million to be paid in cash after the annual financial statements have been completed and, if applicable, audited for filing with the SEC. Mr. Wiles will also receive options to acquire 250,000 shares of Drone USA’s common stock vesting over five years in equal amounts on the anniversary date of his Employment Agreement. . On September 16, 2019, Mr. Wiles’ employment agreement was modified to provide salary of $275,000, and an annual bonus of 2% of net income. At the Company’s discretion, salary and bonus may be paid in cash or stock and payment may be deferred.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Defined Contribution Plan

In August 2016, Bantek, Inc. established a qualified 401(k) defined contribution plan with a discretionary employer match provision. All employees who are at least twenty-one years of age are eligible to participate in the plan. The plan allows participants to defer up to 90% of their annual compensation, up to statutory limits. There were $0 of employer contributions for the years ended September 30, 2019, and 2018.

Howco is the sponsor of a qualified 401(k) plan with a safe harbor provision. All employees are eligible to enter the plan within one year of the commencement of employment. Employer contributions charged to expenses for the years ended September 30, 2019 and 2018 were $30,683 and $2,080, respectively.

On April 13, 2018, Howco Distributing announced to its employees a Company-wide profit-sharing program. In fiscal year 2018, Howco Distributing, distributed approximately ten-percent of the Company’s net income. The employee profit is equal to their annual salary divided by the Company’s total annual payroll and multiplied by 10% of net income for the fiscal year. During the year ended September 30, 2019 there was no profit and therefore no distribution under the plan.

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

2019 Director Compensation

We currently do not have a formal non-employee director compensation policy. However, we do reimburse our non-employee directors for their reasonable expenses incurred in connection with attending our board of directors and committee meetings, and we may in the future grant stock options and pay cash compensation to some or all of our non-employee directors. Other than reimbursement of out-of-pocket expenses as described above, we did not provide any cash or equity compensation to our non-employee directors during the year ended September 30, 2019.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 31, 2020, certain information concerning the beneficial ownership of our capital stock, including our common stock, and stock options as converted into common stock basis, by:

●	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;

●	each director;

●	each named executive officer;

●	all of our executive officers and directors as a group; and

●	each person or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

The column entitled “Percentage of Class” is based on 3,255,346,130 shares of common stock outstanding as of January 31, 2020. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of January 31, 2020, are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Michael Bannon has voting control through his ownership of 250 shares of Series A preferred stock. Each share of Series A preferred stock entitles the holder to vote on all matters submitted to a vote of our shareholders with each shareholder casting a vote equal to the quotient of the sum of all outstanding shares of common stock dividend by 0.99, which based on, 3,255,346,130   shares issued and outstanding equates to voting rights equal to 3,288,228,414 shares of common stock.

Name and Address [1]	Amount and Nature of Beneficial Ownership	Percentage of Class
Michael Bannon (2)	37,671,591	1.16%
David Y. Williams (3)	550,000	0.02%
Dr. Rodrigo Kuntz Rangel (3)	2,840,000	0.09%
TCA (4)	75,102,039,074	2,307%
Matthew Wiles (5)	2,500,000	0.08%
All Officers and Directors as a Group	43,561,591	1.34%

(1)	Unless otherwise indicated, the address of such individual is c/o the Company.

(2)	Michael Bannon has voting control through his ownership of 250 shares of Series A preferred stock voting on an as-converted basis. This chart reflects only the issued and outstanding shares of our common stock.

(3)	Represents shares issuable upon the exercise of stock options to purchase shares of our common stock that are exercisable within 60 days of January 31, 2020.

(4)	Based upon the right of TCA to convert the unpaid principal and interest owed under the convertible note issued by the Company to TCA. TCA is a limited partnership organized under the laws of the Cayman Islands and has its principal office at 19950 West Country Club Drive, 1 st Floor, Aventura, Florida 33180.

(5)	Matthew Wiles is the COO and a member of the Board of Directors since August 6, 2018. He was awarded 2,000,000 common shares and he has received an option to acquire 1,250,000 shares of our common stock at an average exercise price of $0.21 per share, of which 500,000 are exercisable within 60 days of January 31, 2020.

The number of authorized shares is currently 6,000,000,000 and the Company would need to increase the number of authorized shares if TCA was to convert its convertible note into common shares. Currently, TCA has not indicated that it intends to convert its note, in addition contractually they are never to hold more than 4.99% of the Company’s outstanding common shares.

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

The Company has an $840,000 convertible note payable (“Note 1”) to a related party entity controlled by the Company’s CEO. Note 1 bears interest at an annual rate of 7% with an original maturity date of June 11, 2017 which has been extended to June 11, 2022, at which time all unpaid principal and interest is due. The holder of Note 1 has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. As of September 30, 2019 and 2018, Note 1 has not been converted and the balance of the note was $688,444 and $688,444, and accrued interest was $174,232 and $125,968, respectively.

The Company has a convertible note payable (for an unspecified amount) with the Company’s CEO. This line of credit (“LoC”) bears interest at an annual rate of 7% with a maturity date of December 31, 2017, at which time all unpaid principal and interest was due. On December 15, 2017 the due date was extended to July 2, 2018 and then in July, 2018, the due date was extended to June 30, 2019, on December 23, 2018 the maturity date of the LoC was extended to September 23, 2024. The holder of the LoC has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. During the year ended September 30, 2018, the Company borrowed $670 and repaid $95,000. During the year ended September 30, 2019 the Company was advanced $221,950 and repaid $82,025, on this LoC. As of September 30, 2019 and 2018, the LoC has not been converted, the balance was $166,995 and $27,670, and accrued interest was $21,838 and $11,350, respectively.

On December 20, 2018 the Company issued a promissory note to the CEO for a $400,000, cash loan. The note bears interest at 12% per annum, matures on January 7, 2024 and requires monthly payment of principal of $5,000 with a balloon payment at maturity. The principal and accrued interest balances were $367,500 (of which $85,000 is classified as a current liability, due with the next 12 months) and $34,969 as of September 30, 2019.

On January 19, 2019 the Company issued a, promissory note to the CEO for a $200,000, cash loan. The note bears interest at 12% per annum, matures on September 23, 2021 and requires monthly payments of $2,500 principal. The outstanding principal and accrued interest are $195,000 (of which $45,000 is classified as a current liability, due with the next 12 months) and $13,032 at September 30, 2019.

On July 1, 2019, the Company entered into a purchase order financing agreements with an entity controlled by the Company’s CEO (“Pike Falls”) for cash advances to Howco. The advances are to be for 100% of the face value of the purchase orders to be repaid with accounts receivable related to the sales of the products underlying the purchase orders. Pike Falls receives 4% of the purchase price for the first 45 days and .00086% per day thereafter on the unpaid balance. The principal balance was $67,645, at September 30, 2019 and is included in notes payable – related parties on the balance sheet.

On July 2, 2019, the Company issued a convertible note payable (“Note 2”) to the Company’s CEO for a $15,000, cash loan. The funds were paid directly to a vendor to the Company. The note matures on June 9, 2020, bears interest at 10% and may be converted to the Company’s common stock at 50% of the lowest closing bid in the 20 trading days prior to notification of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $15,000 with a charge to interest expense for the note. The note principal, put premium and interest balances are $15,000, $15,000 and $319 at September 30, 2019.

On September 13, 2019, the Company issued a convertible note payable to an entity controlled by the Company’s CEO for a $17,000, cash loan. The note matures on June 9, 2020, bears interest at 10% and may be converted to the Company’s common stock at 50% of the lowest closing bid in the 20 trading days prior to notification of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $17,000 with a charge to interest expense for the notes. The note principal, put premium and interest balances are $17,000, $17,000 and $71 at September 30, 2019.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by Salberg & Company P.A. during fiscal years 2019 and 2018:

	2019	2018

Audit Fees	$74,000	$71,000
Audit-Related Fees	13,900	-
Tax Fees	-	-
All Other Fees	-	-

Total	$87,900	$71,000

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

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During fiscal years 2019 and 2018, no services were provided in this category.

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees or Tax Fees.

Pre-Approval Policies and Procedures.

Our Board of Directors pre-approved all services to be provided by Salberg & Company P.A.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(2) ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

(3)	List of Exhibits

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Incorporation of BANTEK, INC. (f/k/a BANTEK, INC.) (incorporated by reference herein to Exhibit 3.1 to the Company’s Form 10 filed with the SEC on May 8, 2017).

3.2	Amended and Restated Bylaws BANTEK, INC. (f/k/a BANTEK, INC.) (incorporated by reference herein to Exhibit 3.2 to the Company’s Form 10 filed with the SEC on May 8, 2017).

3.3	Certificate of Amendment to the Certificate of Incorporation filed April 27, 2016 (incorporated by reference herein to Exhibit 3.3 to the Company’s Form 10 filed with the SEC on May 8, 2017).

4.1	Specimen Stock Certificate evidencing the shares of Common Stock (incorporated by reference herein to Exhibit 4.1 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.1	BANTEK, INC. (f/k/a BANTEK, INC.) 2016 Stock Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.2	Senior Secured Revolving Credit Facility Agreement (the “Credit Facility”) with TCA Global Credit Master Fund, L.P., dated September 13, 2016 (incorporated by reference herein to Exhibit 10.2 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.3	Stock Purchase Agreement among Paul Charles Joy II, Trustee of the Paul C. Joy and Kathryn B. Joy Trust-Fund B, Kathryn Blake Joy, Trustee of the Paul C. Joy and Kathryn B. Joy Trust-Fund C, Howco Distributing Co. and Drone USA, LLC, dated August 4, 2016 (incorporated by reference herein to Exhibit 10.3 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.4	Joint Venture Agreement dated June 1, 2016 between BANTEK, INC. (f/k/a DRONE USA, INC.) and BRVANT (incorporated by reference herein to Exhibit 10.4 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.5	Howco Lease Agreement dated April 28, 2009., as amended (incorporated by reference herein to Exhibit 10.8 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.6	TCA Engagement Agreement dated March 28, 2017 (incorporated by reference herein to Exhibit 10.9 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.7	INTENTIONALLY LEFT BLANK

10.8	INTENTIONALLY LEFT BLANK

10.9	Employment Agreement dated July 1, 2016 between Michael Bannon and BANTEK, INC. (f/k/a BANTEK, INC.) (incorporated by reference herein to Exhibit 10.14 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.10	Employment Agreement dated March 29, 2017 between Matthew Wiles and Howco Distributing Co. (incorporated by reference herein to Exhibit 10.17 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.11	INTENTIONALLY LEFT BLANK

10.12	Equity Exchange Agreement dated January 26, 2016 between Texas Wyoming Drilling, Inc., Drone USA, LLC, the members of Drone USA, LLC and Margaret Cadena (incorporated by reference herein to Exhibit 10.21 to the Company’s Amendment to the Form 10 filed with the SEC on June 27, 2017).

10.13	INTENTIONALLY LEFT BLANK

10.14	Securities Purchase Agreement dated October 25, 2017 between BANTEK, INC. (f/k/a BANTEK, INC.) and Crown Bridge Partners, LLC ((incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2017).

10.15	Convertible Promissory Note dated October 25, 2017 Issued by BANTEK, INC. (f/k/a BANTEK, INC.) to Crown Bridge Partners, LLC (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2017).

21.1	Subsidiaries (incorporated by reference herein to Exhibit 21 to the Company’s Form 10 filed with the SEC on May 8, 2017).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; *

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; *

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 6, 2020.

Bantek, Inc.

By:	/s/ Michael Bannon
Name:	Michael Bannon
Title:	Chief Executive Officer / Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)

/s/ Michael Bannon
Director

/s/ Matthew Wiles
Director

/s/ Rodrigo Kuntz Rangel
Director