Form 10-Q
period 2019-12-31
Bantec, Inc.
filed 2020-03-17
CIK 1704795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 000-55789

BANTEC, INC. (f/k/a Bantek, Inc.)

(Exact Name of Registrant as Specified in Its Charter)

Delaware	30-0967943
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

195 Paterson Avenue Little Falls, NJ 07424	07424
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,175,351 shares as of February 28, 2020.

BANTEC, INC (f/ka/aDRONE USA, INC.)

Form 10-Q

December 31, 2019

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019	September 30, 2019
	(Unaudited)
ASSETS
Current Assets
Cash	$162,708	$149,832
Accounts receivable	589,682	791,728
Inventory	239,172	118,558
Prepaid expenses and other current assets	3,500	4,547

Total Current Assets	995,062	1,064,665

Property and equipment, net	17,151	19,923

Total Assets	$1,012,213	$1,084,588

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$3,344,922	$3,163,443
Accrued expenses and interest	2,444,479	1,906,478
Convertible notes payable - net of discounts and premiums	7,591,849	7,827,730
Note payable – seller	900,000	900,000
Convertible note payable - related party affiliate	34,000	34,000
Convertible note payable - related party officer	30,000	30,000
Notes payable - related parties, including current portion of long-term notes	226,891	202,645
Line of credit – bank	44,349	44,556
Notes and loans payable	404,136	284,949
Settlements payable	42,850	174,574
Derivative iabilities	128,628	128,628

Total Current Liabilities	15,192,104	14,697,003

Long-term Liabilities:
Convertible note payable - related party affiliate	688,444	688,444
Convertible note payable - related party officer	164,742	166,995
Notes payable – related party officer, net of current portion	405,000	427,500

Total Long-term Liabilities	1,258,186	1,282,939

Total Liabilities	16,450,290	15,979,942

Commitments and Contingencies (Note 15)

Stockholders’ Deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized,
Series A preferred stock - no par value, 250 shares designated, issued and outstanding	-	-
Common stock - $0.0001 par value, 6,000,000,000 shares authorized, 3,670,112 and 3,255,346 shares issued and outstanding at December 31, and September 30, 2019, respectively	368	326
Additional paid-in capital	11,974,849	11,850,771
Accumulated deficit	(27,413,294)	(26,746,451)

Total Stockholders’ Deficit	(15,438,077)	(14,895,354)

Total Liabilities and Stockholders’ Deficit	$1,012,213	$1,084,588

See accompanying notes to unaudited condensed consolidated financial statements

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,
	2019	2018

Sales	$1,422,083	$3,752,458

Cost of Goods Sold	1,189,532	3,377,539

Gross Profit	232,551	374,919

Operating Expenses:
Selling, general, and administrative expenses	711,454	868,938
Amortization and depreciation	2,772	68,314

Total Operating Expenses	714,226	937,252

Loss from Operations	(481,675)	(562,333)

Other Income (Expenses):
Derivative liability expense	-	(24,112)
Gain (loss) on debt extinguishment	146,375	(14,057)
Gain on settlement	11,113	-
Other income	-	12
Interest and financing costs	(342,656)	(465,052)

Total Other Expenses	(185,168)	(503,209)

Net Loss before Provision for Income Tax	(666,843)	(1,065,542)

Provision for Income Tax	-	-

Net Loss	$(666,843)	$(1,065,542)

Basic and Diluted Loss Per Share	(0.20)	(1.13)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	3,390,082	945,641

See accompanying notes to unaudited condensed consolidated financial statements

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

For the Three Months ended December 31, 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2019	250	-	3,255,346	$326	$11,850,771	$(26,746,451)	$(14,895,354)

Share-based compensation	-	-	-	-	66,502	-	66,502

Shares issued for services	-	-	240,000	24	21,476	-	21,500
Shares issued for conversion of notes and reclassification of debt premiums	-	-	369,286	37	36,081		36,118
Cancellation of shares issued for 3(a)(10) debt settlement	-	-	(194,520)	(19)	19	-	-
Net loss for the three months ended December 31, 2019	-	-	-	-	-	(666,843)	(666,843)
Balance, December 31, 2019 (Unaudited)	250	$-	3,670,112	$368	$11,974,849	$(27,413,294)	$(15,438,077)

For the Three Months ended December 31, 2018

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2018	250	-	767,160	$77	$10,473,871	$(19,631,292)	$(9,157,344)

Share-based compensation	-	-	-	-	66,823	-	66,823

Shares issued for warrant exercise	-	-	35,420	4	68,228	-	68,232

Shares issued for conversion of notes	-	-	244,289	24	302,007		302,031

Reclassification to APIC for 3(a)(10) debt settlement	-	-	-	-	75,938		75,938

Net loss for the three months ended December 31, 2018	-	-	-	-	-	(1,065,542)	(1,065,542)
Balance, December 31, 2018 (Unaudited)	250	$-	1,046,869	$105	$10,986,867	$(20,696,834)	$(9,709,862)

See accompanying notes to these condensed unaudited financial statements.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(666,843)	(1,065,542)
Adjustments to reconcile net loss to net cash (used), provided by operating activities:
Amortization and depreciation	2,772	68,315
Amortization of debt discounts	49,254	65,500
Accretion of premium on convertible note	40,810	208,000
Share-based compensation expense	88,504	150,957
Derivative expense	-	24,112
Fee notes issued	69,000	55,500
(Gain)/loss on debt extinguishment and liability settlement	(11,113)	14,057
Gain on extinguishment of debt	(146,375)	-
Default penalty	31,500	-
Changes in operating assets and liabilities:
Accounts receivable	202,046	625,007
Inventory	(120,614)	257,763
Prepaid expenses and other current assets	1,047	(1,530)
Accounts payable and accrued expenses	730,592	(999,486)
Settlements payable	(131,724)	220,594

Cash Provided by (Used in) Operating Activities	138,856	(376,753)

Cash Flows from Financing Activities:
Repayments for bank line of credit	(207)	-
Net proceeds from note payable, related party	-	400,000
Repayment of factoring notes	(123,520)	-
Proceeds from lines of credit - related parties	26,800	19,000
Repayment of loan payable - related party	(29,053)	-

Cash Provided by (Used in) Financing Activities	(125,980)	419,000

Net Increase in Cash	12,876	42,247

Cash - beginning of period	149,832	108,446

Cash - end of period	$162,708	$150,693

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$7,082	$116,939

Noncash financing and investing activities:
Issuance of convertible note for settlement of accounts payable	-	90,000
Reclassification of convertible note accrued interest to principal	-	537,643
Reclassification of accrued bonus to settlement payable	-	112,435
Reclassification of debt premium upon conversion	$14,918	$30,618
Common stock issued for exercise of warrants/Issuance for debt issuance costs	$-	$68,232
Initial derivative liability	$-	$78,471
Issuance of common stock for conversion of convertible notes and accrued interest	$20,700	$245,640
Debt discounts on notes	-	62,500

See accompanying notes to unaudited condensed consolidated financial statements

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Bantec, Inc. is an Unmanned Aerial Vehicles (“UAV”) and related services and technology company that intends to engage in the distribution and integration of advanced low altitude UAV systems, services and products. Bantec also provides product procurement, distribution, and logistics services through its wholly-owned subsidiary, Howco Distributing Co., (“Howco”) (collectively, the “Company”) to the United States Department of Defense and Defense Logistics Agency. The Company has operations based in Little Falls, New Jersey and Vancouver, Washington. The Company continues to seek strategic acquisitions and partnerships with UAV firms that offer superior technologies in high-growth markets, as well as acquisitions and partnerships with firms that have complementary technologies and infrastructure.

On April 24, 2018 the Company amended its articles of incorporation, filed with the Delaware Secretary of State, changing the Company name from Drone USA, Inc. to Bantek, Inc., which was accepted by FINRA on February 19, 2019. Bantek, Inc. filed a change of name to Bantec, Inc. and to effect a reverse stock split (of the common stock) of 1 for 1,000 on August 6, 2019, which became effective on February 10, 2020. All share and per share related amounts have been retroactively adjusted to recognize the reverse split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bantec, Inc. and its wholly-owned subsidiaries, Drone USA, LLC (inactive), and Howco. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the three months ended December 31, 2019, the Company has incurred a net loss of $666,843 and provided cash from operations of $138,856. The working capital deficit, stockholders’ deficit and accumulated deficit was $14,197,042, $15,438,077 and $27,413,294, respectively, at December 31, 2019. On September 6, 2019 the Company received a default notice on its payment obligations under the senior secured credit facility agreement (see Note 9), defaulted on its Note Payable – Seller in September 2017, and as of December 31, 2019 has received demands for payment of past due amounts from several consultants and service providers. On December 30, 2019, Redstart Holdings Corp, notified the Company of its default on Redstart’s February 27, 2019 convertible note payable and charged a default penalty of 50% of the then outstanding balance. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has been implementing cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its secured obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

	At December 31, 2019			At September 30, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative Liability	—	—	$128,628	—	—	$128,628

A rollforward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at September 30, 2019	$128,628

Balance at December 31, 2019	$128,628

The warrants were issued to a convertible note holder in November and December 2017 and initially determined to be equity instruments and recorded as note discount and as additional paid in capital. On June 4, 2018 the anti-dilutive provision of the warrants took effect and based on the new conversion formula management determined the warrant became a derivative liability and reclassified the fair value on June 4, 2018 from additional paid-in capital to derivative liability with fair market value changes recognized in operations for each reporting date. At December 31, 2019, the fair market value of derivatives changed by an immaterial amount and therefore no adjustment was made to the derivative liability.

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

Inventory

Inventory consists of finished goods, most of which are purchased directly from manufacturers. The Company utilizes a just in time type of inventory system where products are ordered from the vendor only when the Company has received sales order from its customers. Inventory is stated at the lower of cost and net realizable value on a first-in, first-out basis.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

Property & Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Certain items classified as inventory during the second fiscal quarter of 2018 have been reclassified to Property and Equipment. These assets are fully operational drones used as demonstration units and were put into such use since acquisition. The units were all acquired during the year ended September 30, 2018 and each unit exceeds management’s threshold for capitalization of $2,000 for a single unit. The Company depreciates these demonstration units over a period of 3 years using an accelerated method. Depreciation expense was $2,772 and $2,065, for the three months ended December31, 2019 and 2018, respectively.

Goodwill and Intangible Assets

The Company’s goodwill and tradename assets are deemed to have indefinite lives and, accordingly, are not amortized, but are evaluated for impairment at least annually, but more often whenever changes in facts and circumstances occur which may indicate that the carrying value may not be recoverable. The customer list was initially deemed to have a life of 4 years and is being amortized through September 2020. Goodwill and intangible assets were determined to be fully impaired and were charged to operations at September 30, 2019.

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

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Shipping and Handling Costs

The Company has included freight-out as a component of cost of sales, which amounted to $14,726 and $31,527, net of customer freight receipts for the three months ended December 31, 2019, and 2018, respectively.

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

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of December 31, 2019, 17,755 options were outstanding of which 12,917 were exercisable, 1,198,271 warrants were outstanding of which 1,198,271 were exercisable, and related party convertible debt and accrued interest totaling $1,097,232 was convertible into 11,303,579 shares of common stock. Additionally, as of December 31, 2019, the outstanding principal balance, including accrued interest of the third party convertible debt, totaled $6,738,748 and was convertible into 83,770,974 shares of common stock As of December 31, and September 30, 2019, potentially dilutive securities consisted of the following:

	December 31, 2019	September 30, 2019
Stock options	17,755	17,775
Warrants	1,198,271	1,198,271,
Related party convertible debt and accrued interest	11,303,579	11,162,896
Third party convertible debt (including senior debt)	83,770,974	83,780,049
Total	96,290,579	96,158,991

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. As of December 31, 2019, the Company did not report any segment information since the Company only generated significant sales from its subsidiary, Howco.

Recent Accounting Pronouncements

The Company does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable at December 31 and September 30, 2019 is as follows:

	December 31, 2019	September 30, 2019
Accounts receivable	$589,682	$791,728
Reserve for doubtful accounts	-	-
	$589,682	$791,728

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

NOTE 4 - INVENTORY

At December 31 and September 30, 2019, inventory consists of finished goods and was valued at $239,172 and $118,558, respectively.

NOTE 5 - LINE OF CREDIT - BANK

The Company has a revolving line of credit with a financial institution, which balance is due on demand and principal payments are due monthly at 1/60th of the outstanding principal balance. This revolving line of credit is in the amount of $50,000, and is personally guaranteed by the Company’s Chief Executive Officer (“CEO”). The line bears interest at a fluctuating rate equal to the prime rate plus 4.25%, which at December 31, 2019 and September 30, 2019 was 9% and 9.25%, respectively. As of December 31, and September 30, 2019, the balance of the line of credit was $44,349 and $44,556, with $5,651, available at December 31, 2019.

NOTE 6 - SETTLEMENTS PAYABLE

On July 20, 2018, the Company entered into a settlement agreement with a collection agent for American Express relating to $127,056 of past due charges. The agreement provides for an initial payment of $12,706, then monthly payments of $6,500 and a final payment on January 27, 2020 of $3,850. The amount due at December 31, and September 30, 2019, was $42,850, and $42,850, respectively.

On November 27 2018 the Company reached an agreement and executed a related stipulation and payment terms agreement stemming from a legal action by the former Chief Strategy Officer for improper termination. The plaintiff agreed to accept $600,000 in payments. The first scheduled payment of $200,000 was made on December 20, 2018 in accordance with the settlement terms. Twelve monthly payments of approximately $33,333 are due starting on January 15, 2019 through December 15, 2019. The Company recorded $600,000 as accrued expense of which $500,000 was expensed during fiscal year 2018. The balance at December 31, 2019, and September 30, 2019, is $54,000, and $131,724, respectively. The balance of $54,000 represents the liability for employer withholding and payroll taxes due as all net payments to the plaintiff and legal counsel have been made.

The total settlement payable balance of $42,850, reported on the balance sheet represents only the amount owed to American Express. The balance of the payroll tax and withholdings due of $54,000, was reclassified and is included as accrued expenses at December 31, 2019.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

NOTE 7 - NOTE PAYABLE – SELLER

In connection with the acquisition of Howco in September 2016, the Company issued a note payable in the amount of $900,000 to the sellers of Howco. The note matured on September 9, 2017 and bears interest at 5.50% per annum. The note requires payment of unpaid principal and interest upon maturity. The note is secured by all assets of Howco Distribution Co. and subordinated to the Senior Secured Credit Facility discussed below. The note is currently in default and the default interest rate is 8% per annum. At December 31, 2019 and September 30, 2019, accrued interest on this note amounted to $215,633 and $197,485, respectively.

NOTE 8 - NOTES PAYABLE – RELATED PARTIES

Convertible Notes

The Company has an $840,000 convertible note payable (“Note 1”) to a related party entity controlled by the Company’s CEO. Note 1 bears interest at an annual rate of 7% with an original maturity date of June 11, 2017, which has been extended to June 11, 2022, at which time all unpaid principal and interest is due. The holder of Note 1 has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. As of December 31, and September 30, 2019, Note 1 has not been converted and the balance of $688,444 and $688,444, and accrued interest was $186,379, and $174,232, respectively. This note is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula.

The Company has a convertible note payable (for an unspecified amount) with the Company’s CEO. This line of credit (“LoC”) bears interest at an annual rate of 7% with a maturity date of December 31, 2017, at which time all unpaid principal and interest was due. On December 15, 2017 the due date was extended to July 2, 2018 and then in July, 2018, the due date was extended to June 30, 2019, on December 23, 2018 the maturity date of the LoC was extended to September 23, 2024. The holder of the LoC has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. During the three months ended December 31, 2018, the Company borrowed $19,000. During the three months ended December 31, 2019 the Company was advanced $26,800 and repaid $29,053, on this LoC. As of December 31, 2019, and September 30, 2019, the LoC has not been converted, the balance was $164,742 and $166,995, and accrued interest was $26,808 and $21,838, respectively. This LoC is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula.

On July 2, 2019, the Company issued a convertible note payable (“Note 2”) to the Company’s CEO for a $15,000, cash loan. The funds were paid directly to a vendor to the Company. The note matures on June 9, 2020, bears interest at 10% and may be converted to the Company’s common stock at 50% of the lowest closing bid in the 20 trading days prior to notification of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $15,000 with a charge to interest expense for the note. The note principal and put premium were $15,000, and $15,000, at December 31, and September 30, 2019. Accrued interest was $702, at December 31, 2019.

On September 13, 2019, the Company issued a convertible note payable to an entity controlled by the Company’s CEO for a $17,000, cash loan. The note matures on June 9, 2020, bears interest at 10% and may be converted to the Company’s common stock at 50% of the lowest closing bid in the 20 trading days prior to notification of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium of $17,000 with a charge to interest expense for the notes. The note principal and put premium were $17,000, and $17,000, at December 31, and September 30, 2019. Accrued interest was $505, at December 31, 2019.

Notes and Other Loans

On December 20, 2018 the Company issued a promissory note to the CEO for a $400,000, cash loan. The note bears interest at 12% per annum, matures on January 7, 2024 and requires monthly payment of principal of $5,000 with a balloon payment at maturity. The principal and accrued interest balances were $367,500 (of which $105,000 is classified as a current liability, due within the next 12 months) and $45,994, as of December 31, 2019.

On January 19, 2019 the Company issued a, promissory note to the CEO for a $200,000, cash loan. The note bears interest at 12% per annum, matures on September 23, 2021 and requires monthly payments of $2,500 principal. The outstanding principal and accrued interest are $195,000 (of which $52,500 is classified as a current liability, due within the next 12 months) and $15,489 at December 31, 2019.

On July 1, 2019, the Company entered into a purchase order financing agreements with an entity controlled by the Company’s CEO (“Pike Falls”) for a cash advances to Howco. The advances are to be for 100% of the face value of the purchase orders to be repaid with accounts receivable related to the sales of the products underlying the purchase orders. Pike Falls receives 4% of the purchase price for the first 45 days and .00086% per day thereafter on the unpaid balance. The principal balance was $69,391, at December 31, 2019 and is included in notes payable – related parties on the balance sheet. Interest charges for the three months ended December 31, 2019, amounted to $5,431, of which a payment was made for $1,746, leaving an unpaid balance of $3,685.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

NOTE 9 - CONVERTIBLE NOTES PAYABLE AND ADVISORY FEE LIABILITIES

Senior Secured Credit Facility Note

On September 13, 2016, the Company entered into a senior secured credit facility note with an investment fund for the acquisition of Howco. The Company can borrow up to $6,500,000, subject to lender approval, with an initial convertible promissory note at closing of $3,500,000 (the “Note”). The Note bears interest at a rate of 18% per annum, required monthly payments of $52,500, which is interest only, starting on October 13, 2016 through February 13, 2017, and monthly payments, including interest and principal, of $298,341 starting on March 13, 2017 through maturity on March 13, 2018. In the event of default the Note balance will bear interest at 25% per annum. In connection with this Agreement, the Company was obligated to pay additional advisory fees of $850,000 payable in the form of cash or common stock in accordance with the terms of the Agreement. The Company was also required to reserve 7,000 shares of common stock related to this transaction. The reserved shares will be released upon the satisfaction of the loan.

As of December 31, and September 30, 2019, the Company had issued 539, shares of common stock in satisfaction of the $850,000 advisory fee in accordance with the terms of the agreement, such shares being issued in September 2016. The proceeds from the sale of the 539, shares were to be applied to the $850,000 advisory fee due. Based upon the value of the shares, at the time the lender sells the shares, the Company may be required to redeem unsold shares for the difference between the $850,000 and the lender’s sales proceeds. Accordingly, the $850,000 was reflected as a current liability through December 31, 2017. In January 2018, in connection with a settlement agreement (see below), the accrued advisory fee was reclassified to the principal balance of the replacement Convertible Note. Through the date of the settlement agreement and through September 30, and December 31, 2019, the lender had not reported any proceeds from the sale of these shares (see below). Prior to the settlement agreement in January 2018, notwithstanding anything contained in the Agreement to the contrary, in the event the Lender has not realized net proceeds from the sale of Advisory Fee Shares equal to at least the Advisory Fee by the earlier to occur of: (A) September 13, 2017; (B) the occurrence of an Event of Default; or (C) the Maturity Date, then at any time thereafter, the Lender shall have the right, upon written notice to the Borrower, to require that the Borrower redeem all Advisory Fee Shares then in Lender’s possession for cash equal to the Advisory Fee, less any cash proceeds received by the Lender from any previous sales of Advisory Fee Shares, if any within five (5) Business Days from the date the Lender delivers such redemption notice to the Borrower.

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

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

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

On October 30, 2018, TCA the Company’s senior lender amended its credit facility which had been restructured in January 2018 when fees for advisory and other matters along with accrued but unpaid interest were capitalized and separated into two notes, Note A having $1,000,000 principal and Note B having $4,788,642 both having the same maturity terms, interest rates and conversion rights. Under the current amendment total amounts outstanding under the notes along with accrued interest of $537,643 has been capitalized with the principal amount due of $6,018,192, $5,326,285 for Note B and $691,907 for Note A. The restated note has the same conversion price discount and therefore continues to be stock settled debt under ASC 480, an additional $94,878 was charged to interest with a credit to debt premium. The restated note accrues interest on the principal balance at 12% per annum, includes amortization to the new maturity date of December 15, 2020. The amortization payments credited toward the principal amount and accrued interest vary and include payments made under the 3(a)(10) settlement agreement with a third party related to Note A. Economically the total principal and accrued interest outstanding remain unchanged as reported in the consolidated balance sheet. All other terms including conversion rights and a make-whole provision in the case of a conversion shortfall remain the same as stated in the footnotes above. At December 31, 2019 the principal of the Note B portion was $5,326,285, accrued interest was $619,883 and the Note A principal subject to the 3(a)(10) court order was $421,587. During the three months ended December 31, 2019, the Company has not paid interest or principal and Livingston Asset Management (under the 3(a)(10) settlement) has not made any payments to TCA.

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

On November 15, 2017, the Company executed a Liability Purchase Term Sheet with Livingston Asset Management (“Livingston”) under which Livingston agreed to purchase up to $10,000,000 that the Company owes to its creditors through direct purchase of the debts from the Company’s creditors in return for a convertible note issued by the Company in the principal amount of $50,000 bearing interest of 10% per year to cover certain legal fees and other expenses of Livingston. The note matures in six months and is convertible into shares of our common stock at a 30% reduction off the lowest closing bid price for 20 trading days prior to the date of conversion. Livingston has the right to retain 30% of any negotiated reduction off the face amount of the liability the Company owes to such creditors. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $21,428 with a charge to interest expense. The note and accrued interest were fully converted as of September 30, 2018 for 18,163, common shares. Debt premium of $21,428 was charged to additional paid in capital.

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

In the three months ended December 31, 2019, there were no 3(a)(10) issuances. As of December 31, 2019, there have been seventeen issuances under section 3(a)(10) of the Securities Act totaling 1,374,885 shares; 1,273,261, in 2019, and 101,624, in 2018, which have been recorded at par value with an equal charge to additional paid-in capital. On November 17, 2019, 194,520 of the shares issued under the 3(a)(10) were cancelled at the request of Livingston. The value originally recorded as a liability remains in the convertible note balance, until these shares have been sold and reported to the Company by the lender as part of the Make-Whole provision at which time the proceeds value of such shares are reclassified to additional paid-in capital. During the year ended September 30, 2019, proceeds of $270,320 were remitted to TCA by Livingston and applied to reduce the liability with corresponding credits to additional paid in capital. $180,618 of debt premium was credited to additional paid in capital in conjunction with the payments to TCA. At December 31, 2019 the balance of $421,587 along with related debt premium of $281,054 are included in convertible notes payable on the balance sheet.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

On March 7, 2018 the Company entered into a placement agent and advisory agreement with Scottsdale Capital Advisors in connection with the Livingston liability purchase term sheet executed on November 15, 2017. The placement agent services fee amounted to $15,000 payable to Scottsdale Capital Advisors in the form of a convertible note. The note matures six months from the date of issuance and shall accrue interest at the rate of 10% per annum. The $15,000 note is convertible into shares of the Company’s common stock at a discount of 30% of the low closing bid price for the twenty trading days prior to the conversion and is not subject to any registration rights. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $6,429 with a charge to interest expense. The note has not been converted and the principal balance is $15,000, at both December 31, and September 30, 2019, with $3,167, and $2,789, of accrued interest, respectively.

Other Convertible Debt

On November 9, 2017, the Company received a first tranche payment of $75,500 under the terms of a Securities Purchase Agreement dated October 25, 2017, with Crown Bridge Partners, LLC (“Crown Bridge”) under which the Company issued to Crown Bridge a convertible note in the principal amount of $105,000 and a five-year warrant to purchase 100, shares of the Company’s common stock at an exercise price of $350, as a commitment fee which is equal to the product of one-third of the face value of each tranche divided by $350. Under the terms of the note Crown Bridge was to receive “right of first refusal” for any subsequent loans or notes to fund the Company. The Company violated this covenant when funding was received from other sources without offering Crown Bridge the opportunity to participate. On December 20, 2017 the Company cured this covenant violation by issuing 200, additional warrants have the same exercise price and terms of the original warrants. The warrants have full ratchet price protection and cashless exercise rights.

The convertible note (the “Note”) issued to Crown Bridge in the principal amount of $105,000, has an original issue discount of $10,500 and issue costs of $19,000 both of which are recorded as debt discount along with the warrant relative fair value of $12,507 for the original 100, warrants and $31,529 for the penalty warrants to be amortized over the twelve month term of this tranche, bears interest of 10% (12% default rate) per annum, and has a maturity date of 12 months from the date of each tranche of payments under the Note with future tranches being at the discretion of Crown Bridge. The conversion rate for any conversion of unpaid principal and interest under the Notes is at a 35% discount to the lowest market price of the shares of the Company’s common stock within a 20 day trading period prior to the date of conversion to which an additional 10% discount will be added if the conversion price of the Company’s common stock is less than $50, per share and no shares of the Company’s common stock can be issued to the extent Crown Bridge would own more than 4.99% of the outstanding shares of the Company’s common stock and the conversion shares contain piggy-back registration rights. The Note is subject to customary default provisions including an event of default if the bid price of the Company’s common stock is less than its par value of $.0001 per share. The Company is entitled to prepay the Note between 30 days after its issuance until 180 days from its issuance at amounts that increase from 112% of the prepayment amount to 137% of the prepayment amount depending on the length of time when prepayments are made. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $56,538 with a charge to interest expense. As of September 30, 2018 the note holder fully converted principal and accrued interest into common shares. The debt premium on stock settled debt was fully recognized as additional paid in capital.

On March 1, 2019, the Company received a second tranche advance under the Crown Bridge Partners, LLC, master note dated October 25, 2017, for principal amount of $35,000, including covered fees and original issue discount totaling $5,000. Under the conversion terms of the above note, the holder is entitled to a 35% discount plus an additional 10% discount based on the conversion rights of certain other note holders. Therefore a discount of 45% is assumed for any conversions of this note tranche. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $28,636 with a charge to interest expense. The original issue discount and fees charged were treated as debt discount and will be amortized to financing expenses over the term of the note. Following a conversion on October 29, 2019, for 155,000, shares of common stock the principal balance and debt premium balances were reduced by $5,700, and $6,840, respectively and the unamortized debt discount was $805, at December 31, 2019, principal was $29,300, and accrued interest was $3,501.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

On August 29, 2018 the Company entered into an agreement with a legal firm to provide securities related and other legal services. Under the agreement the Company will issue convertible notes with varying principal amounts for services. The first note was issued on August 29, 2018, for $6,000, interest of 12%, and a maturity date of February 28, 2018. The conversion feature allows for conversion into common shares at the lesser of: a) 70% of the share price on the date of the note; or b) 50% of the lowest bid price during the 30 trading days preceding the date of the notice of conversion. In connection with the issuance of this Note, the Company determined that the terms of the Note contain a conversion formula that caused variations in the conversion price resulting in the treatment of the conversion option as a bifurcated derivative to be accounted for at fair value. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair values of the embedded conversion option derivatives were determined using the Binomial valuation model. $10,435 was recognized as derivative liability with $6,000 charged to debt discount and $4,035 charged to derivative expense on issuance. The debt discount of $6,000 will be amortized to interest expense to the maturity date of the note. At March 31, 2019 the derivative fair value was determined to have decreased to $8,881. As the note reached its maturity date no further fair value adjustments will be recorded. For the nine months ended June 30, 2019, the $5,000, balance of the debt discount was charged to interest expense and debt discount balances was $0. The following notes have been issued to the law firm, each having six month term to maturity and 12% annual interest but a change in the conversion terms such that a fixed discount of 50% of the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premiums equal to the face value of the notes with a charge to interest expense. The note principal amount was charged to professional fees during the month the note was issued.

 September 4, 2018, $10,000;

September 18, 2018, $6000;

October 18, 2018, $6,000;

November 18, 2018, $6,000;

December 18, 2018, $6,000;

January 18, 2019, $6,000;

February 18, 2019, $6,000;

March 18, 2019, $6,000;

April 18, 2019, $6,000;

May 18, 2019, $6,000;

June 18, 2019, $6,000;

July 18, 2019, $6,000;

August 18, 2019, $6,000;

September 18, 2019, $6,000;

October 18, 2019, $6,000;

November 18, 2019, $6,000; and

December 18, 2019, $6,000.

None of the notes issued for legal services have been converted and the total accrued interest due is $10,170 at December 31, 2019.

On November 13, 2018, the Company issued a convertible promissory note for $90,000 to a vendor in settlement of approximately $161,700 of past due amounts due for services. The note bears interest at 5%, matures on June 30, 2019 and is convertible into the Company’s common stock at 50% of the lowest closing bid price during the 20 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $90,000 with a charge to interest expense for the notes The unconverted principal, premium and accrued interest were $90,000, $90,000, and $6,773 as of December 31, 2019.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

On March 4, 2019, the Company issued a convertible promissory note to Redstart Holdings Corporation in the amount of $78,000. The note bears interest at 10%, matures on December 31, 2019, includes legal fees of $3,000 and is convertible at 35% discount to the average of the lowest two prices observed in the 15 days prior to the issuance of a conversion notice. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $42,000 with a charge to interest expense for the notes. The fees charged were treated as debt discount and will be amortized to financing expenses over the term of the note. During the three months ended December 31, 2019, Redstart converted principal totaling $15,000, into 214,286, shares of common stock. On December 31, 2019, the Company received a default notice and demand for payment of the amounts due under this convertible note. The Company recognized the default penalty of $31,500, as additional principal along with the calculated put premium of $22,810, with charges to interest expense. The principal, premium and accrued interest balances were $94,500, $56,733, and $6,678, and debt discount was fully amortized, at December 31, 2019.

On July 12, 2019, the Company issued a convertible promissory note to Trillium Partners LP for cash in the amount of $10,000. The note bears interest at 10%, matures on January 11, 2020, and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 20 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $10,000 with a charge to interest expense for the notes. The note balance and premium were $10,000 and accrued interest was $213, at September 30, 2019. (see Note Amendments below)

Note Amendments, Assignments and Restatements

Livingston Asset Management LLC – Fee Notes

 On June 1, 2018 the Company entered into a consulting and services arrangement with Livingston Asset Management. The arrangement provided for financial management services including accounting and related periodic reporting among other advisory services. Under the agreement the Company issued to Livingston Asset Management convertible fee notes having principal of $12,500, interest of 10% per annum, maturity of six or seven months. The notes were convertible into common shares at a discount of 50% to the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The Company accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $12,500 with a charge to interest expense for each note. The note principal was charged to professional fees for each corresponding service month. The consulting and services arrangement with Livingston Asset Management was amended on July 1, 2019. The amendment increased the monthly fee to be $20,000, with $17,000, as monthly convertible note and $3,000, of cash due on the first of each month.

On November 1, 2019, Livingston Asset Management LLC, amended the terms of the monthly fee notes issued between December 1, 2018 through September 30, 2019, totaling $136,375, in principal such that the notes are no longer convertible into common stock. The principal balance of $136,375, was reclassified to notes and loans payable and the related put premiums totaling $136,375, were recognized as gains on debt extinguishment on the date of the amendment.

Trillium Partners LP – Convertible Note

On July 12, 2019, the Company issued a convertible promissory note to Trillium Partners LP for cash in the amount of $10,000. The note bears interest at 10%, matures on January 11, 2020, and was convertible into the Company’s common stock at 50% of the lowest closing bid price on the 20 trading days immediately preceding the notice of conversion. The Company accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $10,000 with a charge to interest expense for the notes.

On November 1, 2019, Trillium Partners LP, amended the terms of the notes issued July 12, 2019, such that the note is no longer convertible into common stock. The principal balance of $10,000, was reclassified to notes and loans payable and the related put premium totaling $10,000, was recognized as gains on debt extinguishment on the date of the amendment.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

The senior secured credit facility note balance and convertible debt balances consisted of the following at December 31, 2019 and September 30, 2019:

	December 31, 2019	September 30, 2019
Principal	$6,089,691	$6,207,266
Premiums	1,502,963	1,623,445
Unamortized discounts	(805)	(2,981)
	$7,591,849	$7,827,730

For the three months ended December 31, 2019 and 2018, amortization of debt discount on the above convertible notes amounted to $2,176 and $3,000, respectively.

NOTE 10 - NOTES AND LOANS PAYABLE

On July 12, 2019, the Company issued a convertible promissory note to Trillium Partners LP for cash in the amount of $10,000. The note bears interest at 10%, matures on January 11, 2020, and was convertible into the Company’s common stock. On November 1, 2019, Trillium Partners LP, amended the terms of the notes, such that the note is no longer convertible into common stock. The principal balance of $10,000, was reclassified to notes and loans payable. The note balance was $10,000 and accrued interest was $468, at December 31, 2019. (See Note 9)

On August 15, 2019, the Company entered into a lending arrangement with Fora Business Loans, LLC for financing at Howco with Bantec as co-borrower, with a principal amount of $210,000. Howco received $146,250, in cash, $3,750 was charged to expenses and $60,000 was charged to original issue discount to be amortized over the life of the arrangement. Under the terms of the agreement Fora receives 245 payments of $854, for each business day followed by a final payment of $853. The lending agreement includes security interests in Howco assets and a personal guarantee from the CEO of the Company. The principal balance is $131,463, at December 31, 2019.

On September 18, 2019, the Company entered into a sale of future revenues arrangement with PIRS Capital, LLC for Howco with a purchase amount of $195,840. Howco received $149,541, as the purchase price in cash, $3,459 was charged to expenses and $42,840 was recorded as original issue discount to be amortized over the life of the arrangement. Under the terms of the agreement PIRS receives 172 payments of $1,139, for each business day to be repaid from the accounts receivable related to the future revenues: The lending agreement includes security interests in Howco assets and a personal guarantee from the CEO of the Company. This sale of future revenues is treated as debt and the principal balance is $117,877, at December 31, 2019.

On June 1, 2018 the Company entered into a consulting and services arrangement with Livingston Asset Management. The arrangement provides for financial management services including accounting and related periodic reporting among other advisory services. Under the agreement the Company will issue to Livingston Asset Management Convertible Fee Notes having principal of $12,500, interest of 10% per annum, maturity of six or seven months. The notes are convertible into common shares at a discount of 50% to the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $12,500 with a charge to interest expense for each note. The consulting and services arrangement with Livingston Asset Management was amended on July 1, 2019. The amendment increased the monthly fee to be $20,000, with $17,000, as monthly convertible note and $3,000, of cash due on the first of each month. On November 1, 2019, Livingston Asset Management LLC, amended the terms of the monthly fee notes issued between December 1, 2018 through September 30, 2019, totaling $136,375, in principal such that the notes are no longer convertible into common stock. The principal balance remained $136,375, with $7,608, in accrued interest.

On October 1, 2019, the Company issued a promissory note to Livingson Asset Management LLC, for $17,000, under the terms of the agreement above. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in six months. At December 31, 2019, accrued interest was $356.

On November 1, 2019, the Company issued a promissory note to Livingson Asset Management LLC, for $17,000, under the terms of the agreement above. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in six months. At December 31, 2019, accrued interest was $214.

On December 1, 2019, the Company issued a promissory note to Livingson Asset Management LLC, for $17,000, under the terms of the agreement above. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in six months. At December 31, 2019, accrued interest was $72.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

NOTE 11 - STOCKHOLDERS’ DEFICIT

Preferred Stock

As of December 31, 2019, the Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, with designations, voting, and other rights and preferences to be determined by the Board of Directors of which 4,999,750 remain available for designation and issuance.

As of December 31, 2019 and September 30, 2019, the Company has designated 250 shares of $0.0001 par value Series A preferred stock, of which 250 shares are issued and outstanding. These preferred shares have voting rights per shareholder equal to the total number of issued and outstanding shares of common stock divided by 0.99.

Common Stock

On January 30, 2019 the Company’s shareholders approved an increase in authorized common stock to 6,000,000,000 from 1,500,000,000, which became effective February 24, 2019. On August 6, 2019, the Company filed amendments with the Secretary of the State of Delaware, amending its articles of incorporation to execute a reverse stock split of 1 share for every 1,000 shares outstanding, and changing its name to Bantec, Inc. The name change and the stock split became effective in February 2020, and the transfer agent adjusted the outstanding shares for the reverse split on February 10, 2020. All share and per share related amounts have been retroactively adjusted to recognize the reverse split. As of December 31, and September 30, 2019 there were 3,670,112, and 3,255,346, shares outstanding, respectively.

Stock Incentive Plan

The Company established its 2016 Stock Incentive Plan (the “Plan”) that permits the granting of incentive stock options and other common stock awards. The maximum number of shares available under the Plan is 100,000,000 shares. The Plan is open to all employees, officers, directors, and non-employees of the Company. Options granted under the Plan will terminate and may no longer be exercised (i) immediately upon termination of an employee or consultant for cause or (ii) one year after termination of employment, but not later than the remaining term of the option. As of December 31, 2019, 99,982,245, awards remain available for grant under the Plan.

Shares Issued for non-employee Services

On December 31, 2019, the Company approved the issuance of 120,000, restricted common shares to Tysadco Partners for the prior three months investor relation services. The shares were valued at $0.10 and $12,000, was charged to professional fees.

On December 31, 2019, the Company approved the issuance of 45,000 restricted common shares to an individual for the prior four months of technology support services. The shares were valued at $0.10 and $4,500, was charged to professional fees.

On October 7, 2019, the Company entered into a one year agreement for professional services for a one-time fee to be paid with 50,000 common shares of restricted stock. The services relate mostly to technology and related internet media and website improvement. The shares were valued at $.05 per share based on the value of the services to be received for total expense of $2,500, charged to professional fees.

On October 7, 2019, the Company entered into a one year agreement for professional services for a one-time fee to be paid with 25,000 common shares of restricted stock the services relate mostly to investor relations through internet media. The shares were valued at $.10 per share based on the value of the services to be received for total expense of $2,500, charged to professional fees.

All shares issued to employees and non-employees are valued at the greater of the value of the services (as evidenced by invoices or contractual obligations) or the quoted trading prices on the respective grant dates.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

Shares of Common Stock Issued for Conversion of Convertible Notes Payable

On October 22, 2019, the Company issued 142,857, shares of common stock to Redstart Holding Corporation, as it converted principal of $10,000, on its convertible note dated March 4, 2019, at the contractual rate of $.00007 per share. The balance of principal following the conversion was $68,000.

On October 29, 2019, the Company issued 155,000, shares of common stock to Crown Bridge Partners, as it converted principal of $5,700, and $500, in fees on its convertible note dated March 1, 2019, at the contractual rate of $.00004 per share. The balance of principal following the conversion was $29,300.

On November 19, 2019, the Company issued 71,429, shares of common stock to Redstart Holding Corporation, as it converted principal of $5,000, on its convertible note dated March 4, 2019, at the contractual rate of $.00007 per share. The balance of principal following the conversion was $63,000.

Debt premiums of $14,918, were reclassified to additional paid in capital in conjunction with the conversions above.

Stock Options

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period.

There were no options granted under the 2016 Stock Incentive Plan for the three months ended December 31, 2019.

For the three months ended December 31, 2019 and 2018, the Company recorded $66,502, and $66,823, of compensation and consulting expense related to stock options, respectively. Total unrecognized compensation and consulting expense related to unvested stock options at December 31, 2019 amounted to $286,442. The weighted average period over which share-based compensation expense related to these options will be recognized is approximately 2 years.

For the three months ended December 31, 2019 year ended September, 2019, a summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2018	18,505	.22	8.46	-	-
Forfeited	(750)	-	-	-	-
Outstanding at September 30, 2019	17,755	.22	7.18	-	-
Outstanding at December 31, 2019	17,755	-	6.54	-	-
Exercisable at December 31, 2019	12,917	$.22	3.11	$-	$-

All options were issued at an options price equal to the market price of the shares on the date of the grant.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

Warrants

On September 9, 2016, 500 5-year warrants exercisable at $10, per share were issued as part of the consideration for the Howco acquisition. These warrants were valued at aggregate of $180,000.

On November 9, 2017, the Company received a first tranche payment of $75,500 under the terms of a Securities Purchase Agreement dated October 25, 2017, with Crown Bridge under which the Company issued to Crown Bridge a convertible note in the principal amount of $105,000 and a five-year warrant to purchase 100 shares of the Company’s common stock at an exercise price of $350, as a commitment fee which is equal to the product of one-third of the face value of each tranche divided by $350. On December 20, 2017 an additional 200 warrants were issued as a penalty and in order to entice Crown Bridge to waive its right of first refusal to provide additional financing under the terms of their convertible note. A debt discount of $44,036 was recorded for the relative fair market value of the total 300, warrants and amortized to interest expense as of September 30, 2018. The warrants have full ratchet price protection and cashless exercise rights (See Note9). The warrant includes an anti-dilution clause that was triggered on June 4, 2018. On June 4, 2018 an unrelated convertible note holder became entitled to convert their note into common shares at a 60% discount to the stock’s market price. The anti-dilution provision trigger in the warrant agreement entitled Crown Bridge to exercise its warrants under a formula that increased the number of common shares to 31,250 at a price of $3.60 per share. Due to the fact that the number of shares and exercise price can change due to market changes in the price of the common stock the Company has concluded to treat the warrants as derivatives and to revalue that derivative at each reporting date. Therefore a derivative liability of $261,484 with a charge to additional paid in capital was recorded on June 4, 2018. As of December 31, 2019, the warrant was revalued and the warrant holder is entitled to exercise its warrants for 1,197,771 common shares and the related derivative liability is $119,747.

For the three months ended December 31, 2019, a summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at September 30, 2019	1,198,271	$.40	4.1	$-	$71,867
Outstanding and exercisable at December 31, 2019	1,198,271	$.40	3.85	-	-

NOTE 12 - DEFINED CONTRIBUTION PLAN

In August 2016, Drone established a qualified 401(k) plan with a discretionary employer matching provision. All employees who are at least twenty-one years of age and no minimum service requirement are eligible to participate in the plan. The plan allows participants to defer up to 90% of their annual compensation, up to statutory limits. Employer contributions charged to operations for the quarters ended December 31, 2019 and 2018, was $0 and $0, respectively.

The Company’s subsidiary, Howco, is the sponsor of a qualified 401(k) plan with a safe harbor provision. All employees are eligible to enter the plan within one year of the commencement of employment. Employer contributions charged to expense for the three months ended December 31, 2019 and 2018 was $2,326 and $3,519, respectively.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

NOTE 14 - RELATED PARTY TRANSACTIONS

On October 1, 2016, the Company entered into employment agreements with two of its officers. The employment agreement with the company’s President and CEO provides for annual base compensation of $370,000 for a period of three years, which can, at the Company’s election, be paid in cash or Common Stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity provision for the equivalent of 12 months’ base salary, and an additional one-time severance payment of $2,500,000 upon termination under certain circumstances, as defined in the agreement. The employment agreement with the Company’s Treasurer and CFO provides for annual base compensation of $250,000 for a period of three years, which can, at the Company’s election, be paid in cash or Company Common Stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity grants, provision for the equivalent of 12 months’ base salary and an additional one-time severance payment of $1,500,000 upon termination under certain circumstances, as defined in the agreement. On July 10, 2017, the CFO of the Company who was also a member of the Board resigned. Pursuant to the employment agreement, this employee is not eligible for the one-time severance payment of $1,500,000 and accordingly, the final balance of accrued wages due to this former CFO as of September 30, 2017 of approximately $93,000 is included in accrued expenses on the accompanying consolidated balance sheet at December 31, and September 30, 2019.

During 2016, Company entered into an employment agreement with the Company’s former Chief Strategy Officer which provided for annual base compensation of $400,000 for a period of three years and provided for other additional benefits as defined in the agreement including a signing bonus of $100,000 payable during the first year of employment. As of December 31, 2019 and September 30, 2019 the bonus has not been paid and is included in accrued expenses. On July 7, 2017, the former Chief Strategy Officer and member of the Board was terminated. His 7,500, options were subsequently forfeited.

On March 28, 2017, the Company entered into an at-will employment agreement with Matthew Wiles as General Manager of Howco. Under the terms of the employment agreement, Mr. Wiles’ compensation is $140,000 per annum and he also will be eligible for a bonus of 10% of Howco’s gross profits over $1.25 million to be paid in cash after the annual financial statements have been completed and, if applicable, audited for filing with the SEC. Mr. Wiles will also receive options to acquire 250,000 shares of the Company’s common stock, vesting over five years in equal amounts on the anniversary date of his Employment Agreement. On September 16, 2019, Mr. Wiles’ employment agreement was modified to provide salary of $275,000, and an annual bonus of 2% of net income. At the Company’s discretion, salary and bonus may be paid in cash or stock and payment may be deferred.

On September 16, 2019, the employment agreement with the President/CEO and discussed above was modified to provide salary of $624,000, and an annual bonus of 3% of net income. At the Company’s discretion, salary and bonus may be paid in cash or stock and payment may be deferred.

The Company has certain convertible notes payable to related parties (see Note 8).

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters

On February 6, 2018 the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that the previous owners took excessive amounts of cash from the business prior to the close of the merger. On March 13, 2018 the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. On July 22, 2019, the Company was granted a dismissal without prejudice of the lawsuit filed against the previous owners of Howco. The Company and the previous owners are in discussion to settle the matter as of December 31, 2019.

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

On April 10, 2019, a former service provider filed a complaint consisting of three charges with the Superior Court Judicial District of New Haven, CT seeking payment for professional services. The Company has previously recognized expenses of $218,367, which remain unpaid in accounts payable. The Company has retained an attorney who is currently working to address the complaint. On August 9, 2019 the Company filed a motion to dismiss the charge of unjust enrichment, which is pending adjudication.

During the year ended September 30, 2019, two vendors (The Equity Group and Toppan Vintage) have asserted claims for past due amounts of approximately $59,000, arising from services provided. The Company has fully recognized in accounts payable the amounts associated with these claims and expects to resolve the matters to satisfaction of all parties.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

Settlements

On January 29, 2018, the Company entered into a settlement agreement and mutual release with a vendor who had provided public relations and other consulting services whereby the Company shall pay to this vendor an aggregate amount of $60,000 of which $30,000 was paid on February 2, 2018. The Company was to have paid ten monthly payments of $3,000 per month beginning on February 29, 2018. The vendor is to return 400,000 common shares of the Company’s common stock which will be cancelled upon satisfaction of the liability. The liability is recorded at $21,000 as of December 31 and September 30, 2019. The Company is in discussion with the vendor to address the past due amounts.

On November 13, 2018 the Company and a vendor agreed to settle $161,700 in past due professional fees for a convertible note in the amount of $90,000. The note bears interest at 5% and matures in July 2019, and has a fixed discount conversion feature. The note is now past due and remains unconverted at December 31, 2019. The accrued balance as accounts payable of $71,700, was recognized a gain on debt extinguishment upon receipt of the waiver and release from the vendor.

During 2016, Company entered into an employment agreement with the Company’s former Chief Strategy Officer which provided for annual base compensation of $400,000 for a period of three years and provided for other additional benefits as defined in the agreement including a signing bonus of $100,000 payable during the first year of employment. During November 2018 the Company reached an agreement and executed a related stipulation and payment terms agreement stemming from the legal action by the former Chief Strategy Officer for improper termination. The plaintiff agreed to accept $600,000 in payments. The first scheduled payment of $200,000 was made on December 20, 2018 in accordance with the settlement terms. Twelve monthly payments of approximately $33,333 are due starting on January 15, through December 15, 2019. As of December 31, and September 30, 2019, unpaid balance related to the settlement was $54,000 and $131,724, respectively. It should be noted that the $54,000 balance is due to the US Treasury for unpaid withholdings and payroll taxes for the payments made under the settlement.

As of December 31, 2019, the Company has received demand for payment of past due amounts for services by several consultants and service providers.

Commitments

Lease Obligations

The Company entered into an agreement with a manufacturer in Pismo Beach, California. The agreement provides for certain services to be provided by the manufacturer as needed by the Company. The agreement has an initial term of three years with one year renewals. In connection with this agreement, the Company has agreed to sublease space based in San Luis Obispo, California from the manufacturer for the purposes of the development and manufacturing of unmanned aerial vehicles. The lease provides for base monthly rent of approximately $15,000 for the initial term to be increased to $16,500 per month upon extension. The lease term begins February 1, 2017 and expires January 31, 2019 with the option to extend the term an additional 24 months. However, the Company never took possession of the premises and in July 2017, the Company made a decision to not take possession of the premises. The Company is in default of the rent payments and had received oral demand for payments. As of September 30, 2019, and 2018, the Company has not made any of the required monthly rent payments in connection with this agreement. During fiscal 2017, the Company had expensed and accrued into accounts payable the remaining amounts due under the term of the lease for a total accrual of $360,000 pursuant to ASC 420-10-30. This balance remains accrued as of December 31, and September 30, 2019.

In May 2017, the Company extended Howco’s office lease through May 30, 2020. The lease requires monthly payments including base rent plus CAM with annual increases. Future minimum lease payments under non-cancelable operating leases at December 31, 2019 are as follows:

Years ending September 30,	Amount
2020	25,461
Total minimum non-cancelable operating lease payments	$25,461

For the three months ended December 31, 2019 and 2018, rent expense amounted to $15,276 and $14,513, respectively.

In December 2019, the Company relocated its primary office to 195 Paterson Avenue, Little Falls, New Jersey, under a one-year lease with a renewal option having monthly payments of $500.

Profit Sharing Plan (for Howco)

On April 13, 2018, Howco announced to its employees a Company-wide profit sharing program. The employee profit share is equal to their annual salary divided by the Company’s total annual payroll and multiplied by 10% of net income for the fiscal year. During the three months ended December 31, 2019 and 2018 the employees earned approximately $0 and $0 under this plan.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

Notice of Default

On September 6, 2019, the Company received a notice of default under its senior secured credit facility with TCA, for non-payment of amounts due among other matters. Left uncured the default remedies include seizure of operating assets such as the Company’s subsidiary. Additionally, the default may trigger cross default provisions under other agreements with other creditors.

On December 30, 2019, the Company failed to pay the principal and accrued interest on its February 27, 2019, convertible note payable to Redstart Holdings Corp upon its maturity. Legal counsel for the note holder submitted a demand notice for payment for 150% of the remaining principal balance of $63,000, amounting to $94,500, plus accrued interest. The Company recorded the default penalty with a charge to interest expense and increases the principal of the note as of December 30, 2019. The Company also recognized the additional put premium of $22,810, related to the increased principal as interest expense for stock settled debt.

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

NOTE 16 - CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At December 31, and September 30, 2018, cash in bank did not exceeded the federally insured limits of $250,000. The Company has not experienced any losses in such accounts through December 31, 2019.

Economic Concentrations

With respect to customer concentration, one customer accounted for approximately 87% of sales for the three months ended December 31, 2019, (it should be noted this customer represents multiple locations formerly invoiced separately). Two customers accounted for approximately 55% and 13%, of total sales for the three months ended December 31, 2018.

With respect to accounts receivable concentration, one customer accounted for 83% of accounts receivable at December 31, 2019. Five customers accounted for 29%, 26%, 15%, 13% and 11% of total accounts receivable at December 31, 2018.

With respect to supplier concentration, one vendor accounted for 49% of total purchases, for the three months ended December 31, 2019. Three suppliers accounted for approximately 25.3%, 21.1% and 15.9% of total purchases for the three months ended December 31, 2018.

With respect to accounts payable concentration, two suppliers accounted for, 14%, and 12% of total accounts payable at December 31, 2019. Two suppliers accounted for approximately 21% and 16% of total accounts payable at December 31, 2018.

With respect to foreign sales, it totaled approximately $1,632 for the three months ended December 31, 2019. Foreign sales totaled approximately $4,863for the three months ended December 31, 2018

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

NOTE 17 - SUBSEQUENT EVENTS

Shares of Common Stock Issued

Shares Issued for Conversion of Convertible Notes Payable

On February 14, 2020, Redstart Holdings, converted $1,600, of principal from their note issued on March 2, 2019, for 158,416, shares of common stock, at the contracted price of $.0101.

On February 25, 2020, Trillium Partners LP, holder through assignment of the September 8, 2018, fee note issued to an attorney for services was issued 322,875, shares of common stock at the contracted price of $.008 per share. Principal of $247, accrued interest of $1,331, and conversion fees of $1,005, were converted.

Shares of Common Stock Issued for Non-Employee Services

On February 21, 2020, 23,948, restricted shares were issued to an attorney for services rendered and invoiced for $2,916. The invoiced amount was included in accrued expenses at December 31, 2019. The shares were valued at $.12, based on the value of the invoiced services.

Convertible and Non-Convertible Notes Issued

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

On February 15, 2020, the Company executed a convertible promissory note to be issued to Geneva Roth Remark Holdings for $53,000, having a 10% annual interest rate, maturity of December 15, 2020, and conversion right to a 42% discount to the lowest traded price in the 20 days prior to delivery of a conversion notice. The note will not become effective until funded following the issuance of this form 10Q.

On February18, 2020, the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12% and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

On March 1, 2020, the Company issued a promissory note for $17,000 to Livingston Asset Management under the services agreement mentioned above. The note bears interest at 10% and matures in six months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on February 6, 2020.

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

Overview

Bantec, Inc. is a UAV and related services and technology company that intends to engage in , testing and distribution, of advanced low altitude UAV systems, services and products. Bantec, Inc. also provides product procurement, distribution, and logistics services through its wholly-owned subsidiary, Howco Distributing Co., to the United States Department of Defense and Defense Logistics Agency. The Company has operations Vancouver, Washington. The Company continues to seek strategic acquisitions and partnerships with UAV firms that offer superior technologies in high-growth markets, as well as acquisitions and partnerships with firms that have complementary technologies and infrastructure.

Liquidity and Capital Resources

As of December 31, 2019, we had $995,062 in current assets, including $162,708 in cash, compared to $1,064,665 in current assets, including $149,832 in cash, at September 30, 2019. Current liabilities at December 31, 2019, totaled $15,192,104, compared to $14,697,003, at September 30, 2019. The slight decrease in current assets from September 30, 2019 to December 31, 2019 is primarily due to decreases in accounts receivable of $202,046, partially offset by an increase in inventory of $120,614, and an increase in cash of approximately $12,876. The increase in current liabilities from September 30, 2019 to December 31, 2019, of $495,101, is primarily due to the increases in: accounts payable of $181,479, notes payable of $119,187, and accrued expenses of $538,001; partially offset by decreases in convertible notes payable of approximately $235,881, (primarily due to restructuring of convertible notes to non-convertible notes) and settlements payable of $131,724. While we have revenues from UAV sales as of this date, no significant UAV revenues are anticipated until we have implemented our full plan of operations, specifically, initiating sales campaigns for our UAV internet and social media platforms. We must raise cash to implement our strategy to grow and expand per our business plan. We anticipate over the next 12 months the cost of being a reporting public company will be approximately $250,000.

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

We anticipate our short-term liquidity needs to be approximately $6 million which will be used to settle our existing current liabilities and we expect annual gross profits of approximately $1,000,000. To meet these needs we intend to complete equity financing and refinance or restructure certain existing liabilities. Once this is completed, and we implement our sales and marketing plan to sell UAV products, we anticipate minimal long-term liquidity needs which we expect to meet through equity financing or short-term borrowings.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018
Net Cash Provided (Used) in Operating Activities	$138,753	$(376,753)
Net Cash (Used) Provided by Financing Activities	$(125,980)	$419,000
Net Increase in Cash	$12,876	$42,247

Results of Operations

Three months Ended December 31, 2019 and 2018

We generated sales of $1,422,083 and $3,752,458 for the three months ended December 31, 2019 and 2018, respectively, a decrease of $2,330,375, or 62%. For the three months ended December 31, 2019 and 2018, we reported cost of goods sold of $1,189,532 and $3,377,539, respectively, a decrease of $2,188,007, or 65%. The decrease in sales and cost of goods sold for the 2019 period as compared to the 2018 period is due to liquidity constraints and our efforts to increase gross margins by reducing sales of lower margin products. Gross margins improved from 10% during the three months ended December 31, 2018 to 16% in same period in 2019.

For the three months ended December 31, 2019 and 2018, we reported selling, general, and administrative expenses of $711,454 as compared to $868,938, a decrease of $157,484, or 18%. For the three months ended December 31, 2019 and 2019, selling, general, and administrative expenses consisted of the following:

	For the Three Months ended	For the Three Months ended
	December 31, 2019	December 31, 2018
Compensation and related benefits	$446,520	$375,577
Professional fees	215,613	353,264
Other selling, general and administrative expenses	49,321	140,097
Total selling, general and administrative expenses	$711,454	$868,938

The decrease in selling, general, and administrative costs for the 2019 period as compared to the 2018 period was due decrease in professional fees and in other selling, general and administrative partially offset by higher compensation related costs due to increased officer compensation.

For the three months ended December 31, 2019 and 2018, amortization expense amounted to $0 and $66,249, respectively, and related to the amortization of intangible assets, which were determined to be impaired at September 30, 2019 and were accordingly full charged against operations for the year then ended. In the three months ended December 31, 2019, and 2018, depreciation expense was $2,722 and $2,065, respectively.

For the three months ended December 31, 2019 and 2018, other income (expense) amounted to ($185,168), and ($503,209), respectively, a decrease of $318,041, or 63%. The decrease was attributable to a decrease in the amount of interest and financing costs of $122,396, or 26%, a decrease in derivative expense of $24,112, additionally, gains on liability extinguishment were recognized in the current period totaling $157,488, compared to the loss of $14,057 recognized in the prior period.

As a result, we reported a net loss of $666,843, or $0.20 per common share, and $1,065,542, or $1.13 per common share, for the three months ended December 31, 2019 and 2018, respectively.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the three months ended December 31, 2019, the Company has incurred a net loss of $666,843 and provided cash in operations of $138,856. The working capital deficit, stockholders’ deficit and accumulated deficit was $14,197,042, $15,438,077 and $27,413,294, respectively, at December 31, 2019. On September 6, 2019 the Company received a default notice on its payment obligations under the senior secured credit facility agreement, defaulted on its Note Payable – Seller in September 2017, and as of December 31, 2019 has received demands for payment of past due amounts from several consultants and service providers. On December 30, 2019, Redstart Holdings Corp, notified the Company of its default on Redstart’s February 27, 2019, convertible note payable and charged a default penalty of 50% of the then outstanding balance. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has been implementing cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its secured obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

Goodwill and Intangible Assets

The Company’s goodwill and tradename assets are deemed to have indefinite lives and, accordingly, are not amortized, but are evaluated for impairment at least annually, but more often whenever changes in facts and circumstances occur which may indicate that the carrying value may not be recoverable. Company determined the book value of all intangibles was fully impaired at September 30, 2019, and charged the full value to operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2019, our disclosure controls and procedures were not effective.

The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting. Currently there is no staff with knowledge of Generally Accepted Accounting Procedures on site at Howco. The current procedures and controls need to be improved for inventory accounting cut-off, timeliness of period end financial closing and account analysis. Since the resignation of our former CFO in July 2017, we have not had a qualified in-house financial accounting expert to maintain our parent company and consolidation level books and records. To remediate this situation we have engaged outsourced accountants.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In connection with the merger with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

In response to the Complaint we filed July 12, 2017 against the former Chief Strategy Officer (“CSO”) in the United States District Court for the Central District of California (Case No. 2:17-cv-05124) seeking damages and injunctive relief for alleged violations of the Federal Trade Secrets Act and the California Trade Secrets Act, breach of his employment agreement, breach of his duty of good faith and fair dealing and violation of the California Business and Professional Code, the CSO filed an answer and counterclaim on July 31, 2017 seeking damages in the amount of $900,000 based on allegations of breach of his employment agreement by Bantec as well as additional amounts based on alleged libel and a demand for punitive damages. We entered into a settlement agreement with the CSO whereby the Company made payments of approximately $546,000, since December 20, 2018. The amount owed under the settlement was approximately $54,000, at December 31, 2019, which is owed to the US Department of Treasury for taxes and other Federal obligations withheld along with employer payroll taxes.

On February 6, 2018 the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that the previous owners took excessive amounts of cash from the business prior to the close of the merger. On March 13, 2018 the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. On July 22, 2019, the Company was granted a dismissal without prejudice of the lawsuit filed against the previous owners of Howco. The Company and the previous owners are in discussion to settle the matter as of December 31, 2019.

On February 11, 2019, the Supreme Court of the State of New York issued a summons to the former CFO of the Company, to appear before the court to answer the Company’s complaint seeking payment under a personal guarantee of the defendant to provide half of any compensation paid to the former Chief Strategy Officer. The Company is seeking $300,000 from the defendant relating to the November 27, 2018 settlement agreement with the former Chief Strategy Office for $600,000. The former CFO has responded to the suit and has filed a motion to dismiss the Company’s suit during August of 2019. The judge presiding over the case has informed the Company’s legal counsel that a ruling on the motion is forthcoming at December 31, 2019.

On April 10, 2019, a former service provider filed a complaint with three charges with the Superior Court Judicial District of New Haven, CT seeking payment for professional services. The Company has previously recognized expenses of $218,637, which remain unpaid in accounts payable. The Company has retained an attorney who is currently working to address the complaint. On August 9, 2019 the Company filed a motion to dismiss the charge of unjust enrichment, which is pending adjudication at December 31, 2019.

During the year ended September 30, 2019, two vendors (The Equity Group and Toppan Vintage) have asserted claims for past due amounts of approximately $59,000, arising from services provided. The Company has fully recognized in accounts payable the amounts associated with these claims and expects to resolve the matters to satisfaction of all parties, at December 31, 2019

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Unregistered Securities

Through the issuance date of this Form 10Q the Company issued the following unregistered securities:

Shares Issued for Conversion of Convertible Notes

On October 22, 2019, the Company issued 142,857, shares of common stock to Redstart Holding Corporation, as it converted principal of $10,000, on its convertible note dated March 4, 2019, at the contractual rate of $.00007 per share. The balance of principal following the conversion was $68,000.

On October 29, 2019, the Company issued 155,000, shares of common stock to Crown Bridge Partners, as it converted principal of $5,700, on its convertible note dated March 1, 2019, at the contractual rate of $.00004 per share. The balance of principal following the conversion was $29,300.

On November 19, 2019, the Company issued 71,429, shares of common stock to Redstart Holding Corporation, as it converted principal of $5,000, on its convertible note dated March 4, 2019, at the contractual rate of $.00007 per share. The balance of principal following the conversion was $63,000.

On February 14, 2020, Redstart Holdings, converted a $1,600, of their note issued on March 2, 2019, for 158,416, shares of common stock, at the contracted price of $.0101.

On February 25, 2020, Trillium Partners LP, the holder through assignment of the September 8, 2018, fee note issued to an attorney for services was issued 322,875, shares of common stock at the contracted price of $.008 per share. Principal of $247, accrued interest of $1,331, and conversion fees of $1,005, were converted.

Shares Issued for non-employee Services

On October 7, 2019, the Company entered into a one year agreement for professional services for a one-time fee to be paid with 50,000 common shares of restricted stock. The services relate mostly to technology and related internet media and website improvement. The shares were valued at $.05, per share based on the value of the services to be received for total expense of $2,500, charged to professional fees.

On October 7, 2019, the Company entered into a one year agreement for professional services for a one-time fee to be paid with 25,000 common shares of restricted stock the services relate mostly to investor relations through internet media. The shares were valued at $.10, per share based on the value of the services to be received for total expense of $2,500, charged to professional fees.

On December 31, 2019, 120,000, shares of restricted common stock were approved for issuance to Tysadco for three months of investor relation services invoiced at $12,000. The shares were valued at $0.10.

On December 31, 2019, 45,000 shares of restricted common stock were approved for issuance to an individual for three months of IT support services invoiced at $4,500. The shares were valued at $0.10.

On February 21, 2020, 23,948, restricted shares were issued to an attorney for services rendered and invoiced for $2,916. The invoiced amount was included in accrued expenses at December 31, 2019. The shares were valued at $.12, based on the value of the invoiced services.

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

Convertible Debentures Issued Since September 30, 2019

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

On December 19, 2019 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12% and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $6,000 with a charge to interest expense for the notes. The note was charged to professional fees during the month the note was issued.

On January 18, 2020 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

On February 15, 2020, the Company executed a convertible promissory note to be issued to Geneva Roth Remark Holdings for $53,000, having a 10% annual interest rate, maturity of December 15, 2020 and conversion right to a 42% discount to the lowest traded price in the 20 days prior to delivery of a conversion notice. The note will not become effective until funded following the issuance of this form 10Q.

On February 18, 2012 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

Promissory Notes Issued

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

On March 1, 2020, the Company issued a promissory note for $17,000 to Livingston Asset Management under the services agreement mentioned above. The note bears interest at 10% and matures in six months.

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

BANTEC, INC. (f/k/a BANTEK, INC.)

Dated: March 17, 2020	By:	/s/ Michael Bannon
Michael Bannon
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Bannon
Michael Bannon
Chief Financial Officer (Principal Financial Officer)