Form 10-Q
period 2020-03-31
Bantec, Inc.
filed 2020-06-26
CIK 1704795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:113,635,560 shares as of June 23, 2020.

BANTEC, INC (f/ka/a BANTEK USA, INC.)

Form 10-Q

March 31, 2020

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	September 30, 2019
	(Unaudited)
ASSETS
Current Assets
Cash	$192,925	$149,832
Accounts receivable	309,099	791,728
Inventory	471,846	118,558
Prepaid expenses and other current assets	4,500	4,547

Total Current Assets	978,370	1,064,665

Property and equipment, net	14,379	19,923

Total Assets	$992,749	$1,084,588

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$3,570,610	$3,163,443
Accrued expenses and interest	2,807,580	1,906,478
Convertible notes payable - net of discounts and premiums	7,821,488	7,827,730
Note payable – seller	900,000	900,000
Convertible note payable - related party affiliate	34,000	34,000
Convertible note payable - related party officer	30,000	30,000
Notes payable - related parties, including current portion of long-term notes	253,116	202,645
Line of credit – bank	44,031	44,556
Notes and loans payable	354,745	284,949
Settlements payable	42,850	174,574
Derivative liabilities	128,628	128,628

Total Current Liabilities	15,987,048	14,697,003

Long-term Liabilities:
Convertible note payable - related party affiliate	688,444	688,444
Convertible note payable - related party officer	152,042	166,995
Notes payable – related party officer, net of current portion	382,500	427,500

Total Long-term Liabilities	1,222,986	1,282,939

Total Liabilities	17,210,034	15,979,942

Commitments and Contingencies (Note 14)

Stockholders’ Deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized,
Series A preferred stock - no par value, 250 shares designated, issued and outstanding	-	-
Common stock - $0.0001 par value, 6,000,000,000 shares authorized, 4,414,959 and 3,255,346 shares issued and outstanding at March 31, 2020 and September 30, 2019, respectively	442	326
Additional paid-in capital	12,049,787	11,850,771
Accumulated deficit	(28,267,514)	(26,746,451)

Total Stockholders’ Deficit	(16,217,285)	(14,895,354)

Total Liabilities and Stockholders’ Deficit	$992,749	$1,084,588

See accompanying notes to unaudited condensed consolidated financial statements

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Sales	$1,056,347	$2,659,917	$2,478,430	$6,412,375

Cost of Goods Sold	778,464	2,372,555	1,967,996	5,750,094

Gross Profit	277,883	287,362	510,434	662,281

Operating Expenses:
Selling, general, and administrative expenses	736,870	811,703	1,448,324	1,680,641
Depreciation and Amortization	2,772	69,377	5,544	137,691

Total Operating Expenses	739,642	881,080	1,453,868	1,818,332

Loss from Operations	(461,759)	(593,718)	(943,434)	(1,156,051)

Other Income (Expenses):
Derivative liability expense	-	(57,164)	-	(81,276)
Other income	-	-	11,113	12
Gains on debt extinguishment	-	71,680	146,375	57,623
Interest and financing costs	(392,461)	(437,668)	(735,117)	(902,720)

Total Other Expenses	(392,461)	(423,152)	(577,629)	(926,361)

Net Loss before Provision for Income Tax	(854,220)	(1,016,870)	(1,521,063)	(2,082,412)

Net Loss	$(854,220)	$(1,016,870)	$(1,521,063)	$(2,082,412)

Basic and Diluted Loss Per Share	(0.22)	(0.72)	(0.42)	(1.79)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	3,940,276	1,408,995	3,662,376	1,164,224

See accompanying notes to unaudited condensed consolidated financial statements

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

For the Six Months ended March 31, 2020

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2019	250	-	3,255,346	$326	$11,850,771	$(26,746,451)	$(14,895,354)

Share-based compensation	-	-	-	-	132,599	-	132,599

Shares issued for services	-	-	263,948	26	23,350	-	23,376
Shares issued for conversion of notes and reclassification of debt premiums	-	-	1,090,185	109	43,048	-	43,157
Cancellation of shares issued for 3(a)(10) debt settlement	-	-	(194,520)	(19)	19	-	-
Net loss for the six months ended March 31, 2020	-	-	-	-	-	(1,521,063)	(1,521,063)
Balance, March 31, 2020 (Unaudited)	250	$-	4,414,959	$442	$12,049,787	$(28,267,514)	$(16,217,285)

For the Three Months ended March 31, 2020

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	250	-	3,670,112	$368	$11,974,849	$(27,413,294)	$(15,438,077)

Share-based compensation	-	-	-	-	66,097	-	66,097

Shares issued for services	-	-	23,948	2	1,874	-	1,876

Shares issued for conversion of notes and reclassification of debt premiums	-	-	720,899	72	6,967	-	7,039
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(854,220)	(854,220)
Balance, March 31, 2020 (Unaudited)	250	$-	4,414,959	$442	$12,049,787	$(28,267,514)	$(16,217,285)

For the Six Months ended March 31, 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2018	250	$-	767,160	$77	$10,437,871	$(19,631,292)	$(9,157,344)

Stock option expense	-	-	-	-	132,193	-	132,193
Shares issued for compensation	-	-	200	-	20	-	200

Shares issued for services	-	-	11,667	1	17,499	-	17,500
Shares issued for cashless warrant exercise	-	-	148,133	15	138,415	-	138,430
Shares issued for conversion of notes and reclassification of debt premiums	-	-	458,844	46	410,389	-	409,435
Shares issued for 3(a)(10) debt settlement			465,214	46	(46)	-	-
Reclassification of debt and premium to APIC for 3(a)(10) debt settlement	-	-	-	-	450,938	-	450,938
Net loss for the six months ended March 31, 2019	-	-	-	-	-	(2,082,412)	(2,082,412)
Balance, March 31, 2019 (Unaudited)	250	$-	1,851,217	$185	$11,623,459	$(21,713,704)	$(10,090,060)

For the Three Months ended March 31, 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018 (Unaudited)	250	$-	1,046,869,	$105	$10,986,687	$(20,696,834)	$(9,709,862)

Stock option expense	-	-	-	-	65,370	-	65,370
Shares issued for compensation			200	-	200	-	200

Shares issued for services	-	-	11,667	1	17,499	-	17,500
Shares issued for cashless warrant exercise	-	-	112,712	11	70,187	-	70,199
Shares issued for conversion of notes and reclassification of debt premiums	-	-	214,555	21	108,382	-	108,403
Shares issued for 3(a)(10) debt settlement	-	-	465,214	46,523	(46,523)	-	-
Reclassification of debt and premium to APIC for 3(a)(10) debt settlement	-	-	-	-	375,000	-	375,000
Net loss for the three months ended March 31, 2019	-	-	-	-	-	(1,016,870)	(1,016,870)
Balance, March 31, 2019 (Unaudited)	250	$-	1,851,217	$185	$11,623,459	$(21,713,704)	$(10,090,060)

See accompanying notes to these condensed unaudited financial statements.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(1,521,063)	$(2,082,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	5,544	137,690
Amortization of debt discounts	88,956	68,217
Accretion of premium on convertible note	157,055	429,013
Share-based compensation expense	158,486	162,622
Default penalty	31,500	-
Derivative expense	-	81,276
Fee notes issued	132,000	111,000
(Gain) on debt extinguishment	(146,375)	(71,681)
Net loss (gain) on conversion of notes	(11,113)	14,057
Changes in operating assets and liabilities:
Accounts receivable	482,629	613,321
Inventory	(353,288)	412,229
Prepaid expenses and other current assets	47	101,895
Accounts payable and accrued expenses	1,329,625	(824,638)
Settlements payable	(131,724)	101,094

Cash Provided by (Used in) Operating Activities	222,279	(746,317)

Cash Flows from Investing Activities
Demonstration Drones	-	(15,606)

Cash Used in Investing Activities	-	(15,606)

Cash Flows from Financing Activities:
Net proceeds from convertible notes payable	-	105,000
Net proceeds from note payable	-	-
Net proceeds from note payable, related party	-	562,500
Repayment of line of credit	(525)	(1,288)
Net proceeds from factoring notes	150,000
Repayment of factoring notes	(313,708)	-
Proceeds from line of credit - related parties	57,850	82,000
Repayment of line of credit - related party	(72,803)	-

Cash (Used) Provided by Financing Activities	(179,186)	748,212

Net Increase (Decrease) in Cash	43,093	(13,711)

Cash - beginning of period	149.832	108,446

Cash - end of period	$192,925	$94,735

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$84,895	$118,435

Noncash financing and investing activities:
Issuance of convertible note for settlement of accounts payable	$-	$90,000
Issuance of common stock to satisfy settlement payable	$-	$-
Reclassification of advisory fees and convertible note accrued interest to principal	$-	$537,643
Reclassification of accrued bonus to settlement payable	$-	$112,435
Issuance of convertible debt for deferred financing costs	$-	$-
Reclassification of debt premium upon settlement of 3(a)(10) liabilities	$-	$450,938
Common stock issued for exercise of warrants/ Issuance for debt issuance costs	$-	$138,430
Initial derivative liability	$-	$78,471
Issuance of common stock for conversion of convertible notes and accrued interest	$24,370	$410,435
Reclassification of debt premium upon conversion of convertible debt	$16,276	$62,500
Debt discounts recorded	$58,500	$-

See accompanying notes to unaudited condensed consolidated financial statements

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

On April 24, 2018 the Company amended its articles of incorporation, filed with the Delaware Secretary of State, changing the Company name from Drone USA, Inc. to Bantek, Inc., which was accepted by FINRA on February 19, 2019. Bantek, Inc. filed a change of name to Bantec, Inc. and to effect a reverse stock split (of the common stock) of 1 for 1,000 on August 6, 2019, which became effective on February 10, 2020. All share and per share related amounts in the accompanying consolidated financial statements and footnotes have been retroactively adjusted for all periods presented for the effect of the reverse split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bantek and its wholly-owned subsidiaries, Drone USA, LLC (inactive), and Howco. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2019 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on February 6, 2020. The consolidated balance sheet as of September 30, 2019 contained herein has been derived from the audited consolidated financial statements as of September 30, 2019, but does not include all disclosures required by GAAP.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the six months ended March 31, 2020, the Company has incurred a net loss of $1,521,063 and provided cash from operations of $222,279. The working capital deficit, stockholders’ deficit and accumulated deficit was $15,008,678, $16,217,285 and $28,267,514, respectively, at March 31, 2020. On September 6, 2019 the Company received a default notice on its payment obligations under the senior secured credit facility agreement (see Note 9), defaulted on its Note Payable – Seller in September 2017, and as of March 31, 2020 has received demands for payment of past due amounts from several consultants and service providers. On December 30, 2019, Redstart Holdings Corp, notified the Company of its default on Redstart’s February 27, 2019 convertible note payable and charged a default penalty of 50% of the then outstanding balance. Several other notes have reached their maturity date without being paid and are therefore in technical default. Some of the defaulted note have default interest rates between 18% and 24%. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has been implementing cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its secured obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

MARCH 31, 2020

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

	At March 31, 2020			At September 30, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative Liability	—	—	$128,628	—	—	$128,628

A rollforward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at September 30, 2019	$128,628

Balance at March 31, 2020	$128,628

The warrants were issued to a convertible note holder in November and December 2017 and initially determined to be equity instruments and recorded as note discount and as additional paid in capital. On June 4, 2018 the anti-dilutive provision of the warrants took effect and based on the new conversion formula management determined the warrant became a derivative liability and reclassified the fair value on June 4, 2018 from additional paid-in capital to derivative liability with fair market value changes recognized in operations for each reporting date. At March 31, 2020, the fair market value of derivatives changed by an immaterial amount and therefore no adjustment was made to the derivative liability amount of $119,777. In addition there is a balance of $8,851, related to a convertible note that has matured, and therefore no longer evaluated for changes to fair market value.

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

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Property & Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Depreciation expense was $5,544 and $5,193, for the six months ended March 31, 2020 and 2019, respectively.

Goodwill and Intangible Assets

The Company’s goodwill and tradename assets are deemed to have indefinite lives and, accordingly, are not amortized, but are evaluated for impairment at least annually, but more often whenever changes in facts and circumstances occur which may indicate that the carrying value may not be recoverable. The customer list was initially deemed to have a life of 4 years and was being amortized through September 2020. Goodwill and intangible assets were determined to be fully impaired and were charged to operations at September 30, 2019.

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

The Company sells a variety of products to U.S. government entities. The purchase orders received specifies each item and its manufacturer; the Company only needs to fulfill the performance obligation by shipping the specified items. No other performance obligations exist under the terms of the contracts. The Company recognizes revenue for the agreed upon sales price when the product is shipped to the customer, which satisfies the performance obligation.

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

MARCH 31, 2020

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

Shipping and Handling Costs

The Company has included freight-out as a component of cost of sales, which amounted to $21,667 and $57,268, net of customer freight receipts for the six months ended March 31, 2020, and 2019, respectively.

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

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of March 31, 2020, 17,755 options were outstanding of which 12,917 were exercisable, 9,981,923 warrants were outstanding of which 9,981,923 were exercisable, and related party convertible debt and accrued interest totaling $1,100,058 was convertible into 46,555,768 shares of common stock. Additionally, as of March 31, 2020, the outstanding principal balance, including accrued interest of the third party convertible debt, totaled $7,010,951 and was convertible into 323,394,708 shares of common stock. As of March 31, 2020 and September 30, 2019, potentially dilutive securities consisted of the following:

	March 31, 2020	September 30, 2019
Stock options	17,755	17,775
Warrants	9,981,923	1,198,271,
Related party convertible debt and accrued interest	46,555,768	11,162,896
Third party convertible debt (including senior debt)	323,394,708	83,780,049
Total	379,449,654	96,158,991

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. As of March 31, 2020, the Company did not report any segment information since the Company only generated significant sales from its subsidiary, Howco.

Lease Accounting

In February 2016, the FASB issued a new accounting standard on leases. The new standard, among other changes, will require lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases. The lease liability will be measured at the present value of the lease payments over the lease term. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs (e.g. commissions). The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. The adoption will require a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest period presented. The Company adopted this standard effective October 1, 2019.

The Company has not entered into a lease covered by the new standard during the periods covered by this report. The warehouse and office facility in Vancouver, Washington lease was entered into in May 2017, and extends through May 30, 2020. The corporate office is an annual arrangement which provides for a single office in a shared office environment. The annual lease payments are not material for application of the new standard. The Company will evaluate any future leases or lease renewals for the impact of this new accounting standard on its consolidated financial position and results of operations. The Company adopted this standard effective October 1, 2019.

Recent Accounting Pronouncements

The Company does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable at March 31, 2020 and September 30, 2019 is as follows:

	March 31, 2020	September 30, 2019
Accounts receivable	$309,099	$791,728
Reserve for doubtful accounts	-	-
	$309,099	$791,728

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 4 - INVENTORY

At March 31, 2020 and September 30, 2019, inventory consists of finished goods and was valued at $471,846 and $118,558, respectively.

NOTE 5 - LINE OF CREDIT - BANK

The Company has a revolving line of credit with a financial institution, which balance is due on demand and principal payments are due monthly at 1/60th of the outstanding principal balance. This revolving line of credit is in the amount of $50,000, and is personally guaranteed by the Company’s Chief Executive Officer (“CEO”). The line bears interest at a fluctuating rate equal to the prime rate plus 4.25%, which at March 31, 2020 and September 30, 2019 was 7.5% and 9.25%, respectively. As of March 31, 2020 and September 30, 2019, the balance of the line of credit was $44,031 and $44,556, with $5,969, available at March 31, 2020.

NOTE 6 - SETTLEMENTS PAYABLE

On July 20, 2018, the Company entered into a settlement agreement with a collection agent for American Express relating to $127,056 of past due charges. The agreement provides for an initial payment of $12,706, then monthly payments of $6,500 and a final payment on January 27, 2020 of $3,850. The amount due at March 31, 2020 and September 30, 2019, was $42,850, and $42,850, respectively.

On November 27, 2018 the Company reached an agreement and executed a related stipulation and payment terms agreement stemming from a legal action by the former Chief Strategy Officer for improper termination. The plaintiff agreed to accept $600,000 in payments. The first scheduled payment of $200,000 was made on December 20, 2018 in accordance with the settlement terms. Twelve monthly payments of approximately $33,333 are due starting on January 15, 2019 through December 15, 2019. The Company recorded $600,000 as accrued expense of which $500,000 was expensed during fiscal year 2018. The balance at March 31, 2020, and September 30, 2019, was $0, and $131,724, respectively. On February 27, 2020, $52,841, was paid for the liability for employer withholding and payroll taxes due. Following the payment all payments due on behalf of the plaintiff counsel have been made.

The total settlement payable balance of $42,850 as of March 31, 2020, reported on the balance sheet represents only the amount owed to American Express.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 7 - NOTE PAYABLE – SELLER

In connection with the acquisition of Howco in September 2016, the Company issued a note payable in the amount of $900,000 to the sellers of Howco. The note matured on September 9, 2017 and bears interest at 5.50% per annum. The note requires payment of unpaid principal and interest upon maturity. The note is secured by all assets of Howco Distribution Co. and subordinated to the Senior Secured Credit Facility discussed below. The note is currently in default and the default interest rate is 8% per annum. At March 31, 2020 and September 30, 2019, accrued interest on this note amounted to $233,583 and $197,485, respectively.

NOTE 8 - NOTES PAYABLE – RELATED PARTIES

Convertible Notes

The Company has an $840,000 convertible note payable (“Note 1”) to a related party entity controlled by the Company’s CEO. Note 1 bears interest at an annual rate of 7% with an original maturity date of June 11, 2017, which has been extended to June 11, 2022, at which time all unpaid principal and interest is due. The holder of Note 1 has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. As of March 31, 2020 and September 30, 2019, Note 1 has not been converted and the balance of $688,444 and $688,444, and accrued interest was $198,394, and $174,232, respectively. This note is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula. (refer to Note 16)

The Company has a convertible note payable (for an unspecified amount) with the Company’s CEO. This line of credit (“LoC”) bears interest at an annual rate of 7% with a maturity date of December 31, 2017, at which time all unpaid principal and interest was due. On December 15, 2017 the due date was extended to July 2, 2018 and then in July, 2018, the due date was extended to June 30, 2019, on December 23, 2018 the maturity date of the LoC was extended to September 23, 2024. The holder of the LoC has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. During the six months ended March 31, 2020 the Company was advanced $57,850 and repaid $72,803, on this LoC. As of March 31, 2020, and September 30, 2019, the LoC has not been converted, the balance was $152,042 and $166,995, and accrued interest was $27,392 and $21,838, respectively. This LoC is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula.

On July 2, 2019, the Company issued a convertible note payable (“Note 2”) to the Company’s CEO for a $15,000, cash loan. The funds were paid directly to a vendor to the Company. The note matures on June 9, 2020, bears interest at 10% and may be converted to the Company’s common stock at 50% of the lowest closing bid in the 20 trading days prior to notification of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $15,000 with a charge to interest expense for the note. The note principal and put premium were $15,000, and $15,000, at March 31, 2020 and September 30, 2019. Accrued interest was $1,081, at March 31, 2020.

On September 13, 2019, the Company issued a convertible note payable to an entity controlled by the Company’s CEO for a $17,000, cash loan. The note matures on June 9, 2020, bears interest at 10% and may be converted to the Company’s common stock at 50% of the lowest closing bid in the 20 trading days prior to notification of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium of $17,000 with a charge to interest expense for the notes. The note principal and put premium were $17,000, and $17,000, at March 31,2020 and September 30, 2019. Accrued interest was $935, at March 31, 2020.

Notes and Other Loans

On December 20, 2018 the Company issued a promissory note to the CEO for a $400,000, cash loan. The note bears interest at 12% per annum, matures on January 7, 2024 and requires monthly payment of principal of $5,000 with a balloon payment at maturity. The principal and accrued interest balances were $367,500 (of which $120,000 is classified as a current liability, due within the next 12 months) and $57,019, as of March 31, 2020. (refer to Note 16)

On January 19, 2019 the Company issued a, promissory note to the CEO for a $200,000, cash loan. The note bears interest at 12% per annum, matures on September 23, 2021 and requires monthly payments of $2,500 principal. The outstanding principal and accrued interest are $195,000 (of which $60,000 is classified as a current liability, due within the next 12 months) and $17,920 at March 31, 2020. (refer to Note 16)

On July 1, 2019, the Company entered into a purchase order financing agreements with an entity controlled by the Company’s CEO (“Pike Falls”) for a cash advances to Howco. The advances are to be for 100% of the face value of the purchase orders to be repaid with accounts receivable related to the sales of the products underlying the purchase orders. Pike Falls receives 4% of the purchase price for the first 45 days and .00086% per day thereafter on the unpaid balance. The principal and interest balance was $73,116, at March 31, 2020 and is included in notes payable – related parties on the balance sheet. Interest charges for the six months ended March 31, 2020, amounted to $10,861, of which a payments were made for $4,555, leaving an unpaid balance of $3,725, which is included in the above balance. (refer to Note 16)

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 9 - CONVERTIBLE NOTES PAYABLE AND ADVISORY FEE LIABILITIES

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

As of March 31, 2020 and September 30, 2019, the Company had issued 539, shares of common stock in satisfaction of the $850,000 advisory fee in accordance with the terms of the agreement, such shares being issued in September 2016. The proceeds from the sale of the 539, shares were to be applied to the $850,000 advisory fee due. Based upon the value of the shares, at the time the lender sells the shares, the Company may be required to redeem unsold shares for the difference between the $850,000 and the lender’s sales proceeds. Accordingly, the $850,000 was reflected as a current liability through December 31, 2017. In January 2018, in connection with a settlement agreement (see below), the accrued advisory fee was reclassified to the principal balance of the replacement Convertible Note. Through the date of the settlement agreement and through September 30, 2019 and March 31, 2020, the lender had not reported any proceeds from the sale of these shares (see below). Prior to the settlement agreement in January 2018, notwithstanding anything contained in the Agreement to the contrary, in the event the Lender has not realized net proceeds from the sale of Advisory Fee Shares equal to at least the Advisory Fee by the earlier to occur of: (A) September 13, 2017; (B) the occurrence of an Event of Default; or (C) the Maturity Date, then at any time thereafter, the Lender shall have the right, upon written notice to the Borrower, to require that the Borrower redeem all Advisory Fee Shares then in Lender’s possession for cash equal to the Advisory Fee, less any cash proceeds received by the Lender from any previous sales of Advisory Fee Shares, if any within five (5) Business Days from the date the Lender delivers such redemption notice to the Borrower.

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

MARCH 31, 2020

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

At March 31, 2020 the principal of the Note B portion was $5,326,285, accrued interest was $779,672 and the Note A principal subject to the 3(a)(10) court order was $421,587. During the six months ended March 31, 2020, the Company has not paid interest or principal and Livingston Asset Management (under the 3(a)(10) settlement) has not made any payments to TCA.

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

In the six months ended March 31, 2020, there were no 3(a)(10) issuances. As of March 31, 2020, there have been seventeen issuances under section 3(a)(10) of the Securities Act totaling 1,374,885 shares; 1,273,261, in 2019, and 101,624, in 2018, which have been recorded at par value with an equal charge to additional paid-in capital. On November 17, 2019, 194,520 of the shares issued under the 3(a)(10) were cancelled at the request of Livingston. The value originally recorded as a liability remains in the convertible note balance, until these shares have been sold and reported to the Company by the lender as part of the Make-Whole provision at which time the proceeds value of such shares are reclassified to additional paid-in capital. During the year ended September 30, 2019, proceeds of $270,320 were remitted to TCA by Livingston and applied to reduce the liability with corresponding credits to additional paid in capital. $180,618 of debt premium was credited to additional paid in capital in conjunction with the payments to TCA. At March 31, 2020 the balance of $421,587 along with related debt premium of $281,054 are included in convertible notes payable on the balance sheet.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

On March 7, 2018 the Company entered into a placement agent and advisory agreement with Scottsdale Capital Advisors in connection with the Livingston liability purchase term sheet executed on November 15, 2017. The placement agent services fee amounted to $15,000 payable to Scottsdale Capital Advisors in the form of a convertible note. The note matures six months from the date of issuance and shall accrue interest at the rate of 10% per annum. The $15,000 note is convertible into shares of the Company’s common stock at a discount of 30% of the low closing bid price for the twenty trading days prior to the conversion and is not subject to any registration rights. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $6,429 with a charge to interest expense. The note has not been converted and the principal balance is $15,000, at both March 31, 2020 and September 30, 2019, with $3,541, and $2,789, of accrued interest, respectively. As the note has matured it is technically in default. Under the terms of the note no default interest or penalties accrue.

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

On March 1, 2019, the Company received a second tranche advance under the Crown Bridge Partners, LLC, master note dated October 25, 2017, for principal amount of $35,000, including covered fees and original issue discount totaling $5,000. Under the conversion terms of the above note, the holder is entitled to a 35% discount plus an additional 10% discount based on the conversion rights of certain other note holders. Therefore a discount of 45% is assumed for any conversions of this note tranche. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $28,636 with a charge to interest expense. The original issue discount and fees charged were treated as debt discount and will be amortized to financing expenses over the term of the note. Following a conversion on October 29, 2019, for 155,000, shares of common stock the principal balance and debt premium balances were reduced by $5,700, and $6,840, respectively and the unamortized debt discount was $0, at March 31, 2020, principal was $29,300, and accrued interest was $4,401.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

On August 29, 2018 the Company entered into an agreement with a legal firm to provide securities related and other legal services. Under the agreement the Company will issue convertible notes with varying principal amounts for services. The first note was issued on August 29, 2018, for $6,000, interest of 12%, and a maturity date of February 28, 2018. The conversion feature allows for conversion into common shares at the lesser of: a) 70% of the share price on the date of the note; or b) 50% of the lowest bid price during the 30 trading days preceding the date of the notice of conversion. In connection with the issuance of this Note, the Company determined that the terms of the Note contain a conversion formula that caused variations in the conversion price resulting in the treatment of the conversion option as a bifurcated derivative to be accounted for at fair value. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair values of the embedded conversion option derivatives were determined using the Binomial valuation model. $10,435 was recognized as derivative liability with $6,000 charged to debt discount and $4,035 charged to derivative expense on issuance. The debt discount of $6,000 will be amortized to interest expense to the maturity date of the note. At March 31, 2019 the derivative fair value was determined to have decreased to $8,881. As the note reached its maturity date no further fair value adjustments will be recorded. For the nine months ended June 30, 2019, the $5,000, balance of the debt discount was charged to interest expense and debt discount balances was $0. The following notes have been issued to the law firm, each having six month term to maturity and 12% annual interest but a change in the conversion terms such that a fixed discount of 50% of the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premiums equal to the face value of the notes with a charge to interest expense. The note principal amount was charged to professional fees during the month the note was issued. All notes issued prior to September 30, 2019, have reached their maturity and therefore are in technical default have a default interest rate of 18%.

September 4, 2018, $10,000 – Sold and assigned to Trillium Partners LP;

September 18, 2018, $6000– Sold and assigned to Trillium Partners LP, as of March 31, 2020, $ 697 of principal has been converted leaving a balance of $5,303;

October 18, 2018, $6,000 – Sold and assigned to Trillium Partners LP;

November 18, 2018, $6,000 – Sold and assigned to Trillium Partners LP;

December 18, 2018, $6,000 – Sold and assigned to Trillium Partners LP;

January 18, 2019, $6,000;

February 18, 2019, $6,000;

March 18, 2019, $6,000;

April 18, 2019, $6,000;

May 18, 2019, $6,000;

June 18, 2019, $6,000;

July 18, 2019, $6,000;

August 18, 2019, $6,000;

September 18, 2019, $6,000;

October 18, 2019, $6,000;

November 18, 2019, $6,000;

December 18, 2019, $6,000;

January 18, 2020, $6,000; and

March 18, 2020, $6,000.

With the exception of the note issued on September 18, 2018 (as described above) none of the other notes issued for legal services have been converted and the total accrued interest due is $12,598 at March 31, 2020, of which $4,818 is owed to Trillium Partners LP and $7,780, is owed to the attorney.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

On November 13, 2018, the Company issued a convertible promissory note for $90,000 to a vendor in settlement of approximately $161,700 of past due amounts due for services. The note bears interest at 5%, matures on June 30, 2019 and is convertible into the Company’s common stock at 50% of the lowest closing bid price during the 20 trading days immediately preceding the notice of conversion. The note matured on June 30, 2019, there is no default penalty associated with the note. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $90,000 with a charge to interest expense for the notes. The unconverted principal, premium and accrued interest were $90,000, $90,000, and $9,503 as of March 31, 2020.

On March 4, 2019, the Company issued a convertible promissory note to Redstart Holdings Corporation in the amount of $78,000. The note bears interest at 10%, matures on December 31, 2019, includes legal fees of $3,000 and is convertible at 35% discount to the average of the lowest two prices observed in the 15 days prior to the issuance of a conversion notice. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $42,000 with a charge to interest expense for the notes. The fees charged were treated as debt discount and will be amortized to financing expenses over the term of the note. During the three months ended December 31, 2019, Redstart converted principal totaling $15,000, into 214,286, shares of common stock. On December 31, 2019, the Company received a default notice and demand for payment of the amounts due under this convertible note. The Company recognized the default penalty of $31,500, as additional principal along with the calculated put premium of $22,810, with charges to interest expense. During the three months ended March 31, 2020, Redstart converted principal of $1,600, into 158,416, shares of common stock. The principal, premium and accrued interest balances were $92,900, $56,071, and $9,014, and debt discount was fully amortized, at March 31, 2020.

On July 12, 2019, the Company issued a convertible promissory note to Trillium Partners LP for cash in the amount of $10,000. The note bears interest at 10%, matures on January 11, 2020, and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 20 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $10,000 with a charge to interest expense for the notes. The note balance and premium were $10,000 and accrued interest was $830, at March 31, 2020. (refer to amendments below)

Note Amendments, Assignments and Restatements

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

On November 1, 2019, Livingston Asset Management LLC, amended the terms of the monthly fee notes issued between December 1, 2018 through September 30, 2019, totaling $136,375, in principal such that the notes are no longer convertible into common stock. The principal balance of $136,375 was reclassified to notes and loans payable and the related put premiums totaling $136,375 were recognized as gains on debt extinguishment on the date of the amendment. (Refer to Note 16)

The $85,375 of principal from the Livingston Asset Management LLC notes issued December 1, 2018 through June 1, 2019, along with $8,475 of accrued interest were sold and assigned to Alpha Capital Anstalt, on February 20, 2020. The assigned notes became convertible as of the date of the assignment by virtue of an agreement between the Company and the new note holder. The terms of the notes provide for conversion of principal and accrued interest at a 50% discount to the lowest closing bid price over the 20 days prior to conversion. The notes have been accounted for as stock settled debt under ASC 480, and put premium of $93,850 has been recognized with a charge to interest expense.

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

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

On November 1, 2019, Trillium Partners LP, amended the terms of the notes issued July 12, 2019, such that the note is no longer convertible into common stock. The principal balance of $10,000 was reclassified to notes and loans payable and the related put premium totaling $10,000 was recognized as gains on debt extinguishment on the date of the amendment.

The note issued to Trillium Partners LP, on July 12, 2019 was sold and assigned to Alpha Capital Anstalt on February 20, 2020. The assigned note became convertible as of the date of the assignment by virtue of an agreement between the Company and the new note holder. The terms of the note provide for conversion of principal and accrued interest at a 50% discount to the lowest closing bid price over the 20 days prior to conversion. The note matured on January 11, 2020 and therefore the default interest rate is 24%. The note has been accounted for as stock settled debt under ASC 480, and put premium of $10,395 was recognized with a charge to interest expense.

The senior secured credit facility note balance and convertible debt balances consisted of the following at March 31, 2020 and September 30, 2019:

	March 31, 2020	September 30, 2019
Principal	$6,203,639	$6,207,266
Premiums	1,617,849	1,623,445
Unamortized discounts	-	(2,981)
	$7,821,488	$7,827,730

For the six months ended March 31, 2020 and 2019, amortization of debt discount on the above convertible notes amounted to $2,981 and $5,717, respectively.

NOTE 10 – PROMISSORY NOTES AND LOANS PAYABLE

On July 12, 2019, the Company issued a convertible promissory note to Trillium Partners LP for cash in the amount of $10,000. The note bears interest at 10%, matures on January 11, 2020, and was convertible into the Company’s common stock. On November 1, 2019, Trillium Partners LP, amended the terms of the notes, such that the note is no longer convertible into common stock. The principal balance of $10,000 was reclassified to notes and loans payable. As of March 31, 2020 the note balance was $10,000 and accrued interest was $830 and was sold, assigned and restated to Alpha Capital Anstalt on February 20, 2020.

(Refer to Note 9)

On August 15, 2019, the Company entered into a lending arrangement with Fora Business Loans, LLC for financing at Howco with Bantec as co-borrower, with a principal amount of $210,000. Howco received $146,250, in cash, $3,750 was charged to expenses and $60,000 was charged to original issue discount to be amortized over the life of the arrangement. Under the terms of the agreement Fora receives 245 payments of $854, for each business day followed by a final payment of $853. The lending agreement includes security interests in Howco assets and a personal guarantee from the CEO of the Company. The principal balance is $78,536, at March 31, 2020.

On September 18, 2019, the Company entered into a sale of future revenues arrangement with PIRS Capital, LLC for Howco with a purchase amount of $195,840. Howco received $149,541, as the purchase price in cash, $3,459 was charged to expenses and $42,840 was recorded as original issue discount to be amortized over the life of the arrangement. Under the terms of the agreement PIRS receives 172 payments of $1,139, for each business day to be repaid from the accounts receivable related to the future revenues: The lending agreement includes security interests in Howco assets and a personal guarantee from the CEO of the Company. This sale of future revenues is treated as debt and the principal balance is $45,545, at March 31, 2020.

On June 1, 2018 the Company entered into a consulting and services arrangement with Livingston Asset Management. The arrangement provides for financial management services including accounting and related periodic reporting among other advisory services. Under the agreement the Company will issue to Livingston Asset Management Convertible Fee Notes having principal of $12,500, interest of 10% per annum, maturity of six or seven months. The notes are convertible into common shares at a discount of 50% to the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $12,500 with a charge to interest expense for each note. The $85,375 of principal from the Livingston Asset Management LLC notes issued December 1, 2018 through June 1, 2019, along with $8,475 of accrued interest were sold and assigned to Alpha Capital Anstalt, on February 20, 2020.. Following the assignment the principal balance of the amended notes issued to Livingston was $51,000.(Refer to Note 9)

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

The consulting and services arrangement with Livingston Asset Management was amended on July 1, 2019. The amendment increased the monthly fee to be $20,000, with $17,000, as monthly convertible note and $3,000, of cash due on the first of each month.

Livingston Asset Management’s amended note received on September 30, 2019, in the amount of $51,000, had $2,571 of accrued interest at March 31, 2020. (Refer to Note 16)

On November 1, 2019, Livingston Asset Management LLC, amended the terms of the monthly fee notes issued between December 1, 2018 through September 30, 2019, totaling $136,375, in principal such that the notes are no longer convertible into common stock. (Refer to Note 16)

On October 1, 2019, the Company issued a promissory note to Livingston Asset Management LLC, for $17,000, under the terms of the agreement above. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in six months. At March 31, 2020, accrued interest was $785.

On November 1, 2019, the Company issued a promissory note to Livingston Asset Management LLC, for $17,000, under the terms of the agreement above. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in six months. At March 31, 2020, accrued interest was $643.

On December 1, 2019, the Company issued a promissory note to Livingston Asset Management LLC, for $17,000, under the terms of the agreement above. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in six months. At March 31, 2020, accrued interest was $501.

On January 1, 2020, the Company issued a promissory note to Livingston Asset Management LLC, for $17,000, under the terms of the agreement above. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in six months. At March 31, 2020, accrued interest was $356.

On January 28, 2020, the Company’s subsidiary Howco entered into a Payment Rights Purchase and Sale Agreement financing with EBF Partners, LLC, (merchant cash advance or “MCA”) with a principal amount of $208,500. Howco received $147,355, in cash, net of original issue discount of $58,500, and legal and other fees totaling $2,645, which will be amortized to interest expense over the term of the financing. The CEO is a personal guarantor for the MCA. Howco will make payments each business day by way of an ACH withdrawal of $1,489, for 140 payments. The loan is secured by receipts from future revenue transactions. The principal balance was $142,971 as of March 31, 2020.

On February 1, 2020, the Company issued a promissory note to Livingston Asset Management LLC, for $17,000, under the terms of the agreement above. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in six months. At March 31, 2020, accrued interest was $214.

On March 1, 2020, the Company issued a promissory note to Livingston Asset Management LLC, for $17,000, under the terms of the agreement above. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in six months. At March 31, 2020, accrued interest was $72.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 11 - STOCKHOLDERS’ DEFICIT

Preferred Stock

As of March 31, 2020, the Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, with designations, voting, and other rights and preferences to be determined by the Board of Directors of which 4,999,750 remain available for designation and issuance.

As of March 31, 2020 and September 30, 2019, the Company has designated 250 shares of $0.0001 par value Series A preferred stock, of which 250 shares are issued and outstanding. These preferred shares have voting rights per shareholder equal to the total number of issued and outstanding shares of common stock divided by 0.99.

Common Stock

On January 30, 2019 the Company’s shareholders approved an increase in authorized common stock to 6,000,000,000 from 1,500,000,000, which became effective February 24, 2019. On August 6, 2019, the Company filed amendments with the Secretary of the State of Delaware, amending its articles of incorporation to execute a reverse stock split of 1 share for every 1,000 shares outstanding, and changing its name to Bantec, Inc. The name change and the stock split became effective in February 2020, and the transfer agent adjusted the outstanding shares for the reverse split on February 10, 2020. All share and per share related amounts in the accompanying consolidated financial statements and footnotes have been retroactively adjusted for all periods presented to recognize the reverse split. As of March 31, 2020 and September 30, 2019 there were 4,414,959, and 3,255,346, shares outstanding, respectively.

Stock Incentive Plan

The Company established its 2016 Stock Incentive Plan (the “Plan”) that permits the granting of incentive stock options and other common stock awards. The maximum number of shares available under the Plan is 100,000, shares. The Plan is open to all employees, officers, directors, and non-employees of the Company. Options granted under the Plan will terminate and may no longer be exercised (i) immediately upon termination of an employee or consultant for cause or (ii) one year after termination of employment, but not later than the remaining term of the option. As of March 31, 2020, 82,245 awards remain available for grant under the Plan.

Shares Issued for non-employee Services

On December 31, 2019, the Company approved the issuance of 120,000 restricted common shares to Tysadco Partners for the prior three months investor relation services. The shares were valued at $12,000, and charged to professional fees.

On December 31, 2019, the Company approved the issuance of 45,000 restricted common shares to an individual for the prior four months of technology support services. The shares were valued at $4,500, and charged to professional fees.

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

On February 21, 2020, the Company issued 23,948 shares of common stock to an attorney in settlement of amounts owed of $456.

All shares issued to employees and non-employees are valued at the greater of the value of the services (as evidenced by invoices or contractual obligations) or the quoted trading prices on the respective grant dates.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

On March 11, 2020, Trillium Partners LP, holder through assignment of the September 8, 2018, fee note issued to an attorney for services was issued 239,608, shares of common stock at the contracted price of $.00625 per share. Principal of $450, accrued interest of $43, and conversion fees of $1,005, were converted.

Debt premiums of $16,277, were reclassified to additional paid in capital in conjunction with the conversions above.

Stock Options

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period.

There were no options granted under the 2016 Stock Incentive Plan for the three months ended March 31, 2020.

For the six months ended March 31, 2020 and 2019, the Company recorded $132,599, and $132,393, of compensation and consulting expense related to stock options, respectively. Total unrecognized compensation and consulting expense related to unvested stock options at March 31, 2020 amounted to $220,345. The weighted average period over which share-based compensation expense related to these options will be recognized is approximately 1 year.

For the six months ended March 31, 2020 and year ended September, 2019, a summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2018	18,505	220.00	8.46	-	-
Forfeited	(750)	-	-	-	-
Outstanding at September 30, 2019	17,755	220.00	7.18	-	-
Outstanding at March 31, 2020	17,755	-	6.14	-	-
Exercisable at March 31, 2020	12,917	$220.00	2.76	$-	$-

All options were issued at an options price equal to the market price of the shares on the date of the grant.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Warrants

On September 9, 2016, 500 5-year warrants exercisable at $10, per share were issued as part of the consideration for the Howco acquisition. These warrants were valued at aggregate of $180,000.

On November 9, 2017, the Company received a first tranche payment of $75,500 under the terms of a Securities Purchase Agreement dated October 25, 2017, with Crown Bridge under which the Company issued to Crown Bridge a convertible note in the principal amount of $105,000 and a five-year warrant to purchase 100 shares of the Company’s common stock at an exercise price of $350, as a commitment fee which is equal to the product of one-third of the face value of each tranche divided by $350. On December 20, 2017 an additional 200 warrants were issued as a penalty and in order to entice Crown Bridge to waive its right of first refusal to provide additional financing under the terms of their convertible note. A debt discount of $44,036 was recorded for the relative fair market value of the total 300, warrants and amortized to interest expense as of September 30, 2018. The warrants have full ratchet price protection and cashless exercise rights (See Note 9). The warrant includes an anti-dilution clause that was triggered on June 4, 2018. On June 4, 2018 an unrelated convertible note holder became entitled to convert their note into common shares at a 60% discount to the stock’s market price. The anti-dilution provision trigger in the warrant agreement entitled Crown Bridge to exercise its warrants under a formula that increased the number of common shares to 31,250 at a price of $3.60 per share. Due to the fact that the number of shares and exercise price can change due to market changes in the price of the common stock the Company has concluded to treat the warrants as derivatives and to revalue that derivative at each reporting date. Therefore a derivative liability of $261,484 with a charge to additional paid in capital was recorded on June 4, 2018. As of March 31, 2020, the warrant value was evaluated and the warrant holder is entitled to exercise its warrants for 9,981,423 common shares and the related derivative liability is $119,777.

For the six months ended March 31, 2020, a summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at September 30, 2019	1,198,270	$.40	4.1	$-	$71,867
Anti-dilution adjustment	8,783,653
Outstanding and exercisable at March 31, 2020	9,981,923	$.0053	2.61	-	$245,555

NOTE 12 - DEFINED CONTRIBUTION PLAN

In August 2016, the Company established a qualified 401(k) plan with a discretionary employer matching provision. All employees who are at least twenty-one years of age and no minimum service requirement are eligible to participate in the plan. The plan allows participants to defer up to 90% of their annual compensation, up to statutory limits. Employer contributions charged to operations for the six months ended March 31, 2020 and 2019, was $0 and $0, respectively.

The Company’s subsidiary, Howco, is the sponsor of a qualified 401(k) plan with a safe harbor provision. All employees are eligible to enter the plan within one year of the commencement of employment. Employer contributions charged to expense for the six months ended March 31, 2020 and 2019 was $4,575 and $26,113, respectively.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 13 - RELATED PARTY TRANSACTIONS

On October 1, 2016, the Company entered into employment agreements with two of its officers. The employment agreement with the company’s President and CEO provides for annual base compensation of $370,000 for a period of three years, which can, at the Company’s election, be paid in cash or Common Stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity provision for the equivalent of 12 months’ base salary, and an additional one-time severance payment of $2,500,000 upon termination under certain circumstances, as defined in the agreement. The employment agreement with the Company’s Treasurer and CFO provides for annual base compensation of $250,000 for a period of three years, which can, at the Company’s election, be paid in cash or Company Common Stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity grants, provision for the equivalent of 12 months’ base salary and an additional one-time severance payment of $1,500,000 upon termination under certain circumstances, as defined in the agreement. On July 10, 2017, the CFO of the Company who was also a member of the Board resigned. Pursuant to the employment agreement, this employee is not eligible for the one-time severance payment of $1,500,000 and accordingly, the final balance of accrued wages due to this former CFO as of July 10, 2017 of approximately $93,000 is included in accrued expenses on the accompanying consolidated balance sheet at March 31, 2020 and September 30, 2019.

On September 16, 2019, the employment agreement with the President/CEO and discussed above was modified to provide salary of $624,000, and an annual bonus of 3% of net income. At the Company’s discretion, salary and bonus may be paid in cash or stock and payment may be deferred.

During 2016, Company entered into an employment agreement with the Company’s former Chief Strategy Officer which provided for annual base compensation of $400,000 for a period of three years and provided for other additional benefits as defined in the agreement including a signing bonus of $100,000 payable during the first year of employment. On July 7, 2017, the former Chief Strategy Officer and member of the Board was terminated. His 7,500, options were subsequently forfeited. On December 20, 2018 a settlement agreement was put in place which accounted for all amounts owed under the terms of the employment agreement. (see Note 14)

On March 28, 2017, the Company entered into an at-will employment agreement with Matthew Wiles as General Manager of Howco. Under the terms of the employment agreement, Mr. Wiles’ compensation is $140,000 per annum and he also will be eligible for a bonus of 10% of Howco’s gross profits over $1.25 million to be paid in cash after the annual financial statements have been completed and, if applicable, audited for filing with the SEC. Mr. Wiles will also receive options to acquire 250,000 shares of the Company’s common stock, vesting over five years in equal amounts on the anniversary date of his Employment Agreement. On September 16, 2019, Mr. Wiles’ employment agreement was modified to provide salary of $275,000, and an annual bonus of 2% of net income. At the Company’s discretion, salary and bonus may be paid in cash or stock and payment may be deferred.

The Company has certain convertible and non-convertible notes payable to related parties (see Note 8).

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters

On February 6, 2018 the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that the previous owners took excessive amounts of cash from the business prior to the close of the merger. On March 13, 2018 the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. On July 22, 2019, the Company was granted a dismissal without prejudice of the lawsuit filed against the previous owners of Howco. The Company and the previous owners are in discussion to settle the matter as of March 31, 2020.

In connection with the merger in fiscal 2016, with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the Company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

On February 11, 2019, the Supreme Court of the State of New York issued a summons to the former CFO of the Company, to appear before the court to answer the Company’s complaint seeking payment under a personal guarantee of the defendant to provide half of any compensation paid to the former Chief Strategy Officer. The Company is seeking $300,000 from the defendant relating to the November 27, 2018 settlement agreement with the former Chief Strategy Office for $600,000. The former CFO has responded to the suit and has filed a motion to dismiss the Company’s suit during August of 2019. The judge presiding ruled to dismiss the plaintiff’s motion and has called for a pre-trial conference on July 16, 2020.

On April 10, 2019, a former service provider filed a complaint with three charges with the Superior Court Judicial District of New Haven, CT seeking payment for professional services. The Company has previously recognized expenses of $218,637, which remain unpaid in accounts payable. The Company has retained an attorney who is currently working to address the complaint. On August 9, 2019 the Company filed a motion to dismiss the charge of unjust enrichment, which has been overturned by the court in the Company’s favor. The Company’s legal counsel has presented a settlement offer to the plaintiff’s legal counsel which is under review at March 31, 2020.

During the year ended September 30, 2019, two vendors (The Equity Group and Toppan Vintage) have asserted claims for past due amounts of approximately $59,000, arising from services provided. The Company has fully recognized in accounts payable the amounts associated with these claims and expects to resolve the matters to satisfaction of all parties.

The Impact of COVID-19

The Company is a wholesale vendor to the Department of Defense through its wholly owned subsidiary, Howco and is involved in distribution and integration of advanced low altitude UAV systems, services and products. Both the wholesale vendor and the integration/distribution aspects of the Company’s business have been significantly affected due to the COVID-19 social distancing requirements mandated by the federal, state and local governments where the Company’s operations occur.  For some businesses, like the Company’s, much of the integration and distribution of its core products and delivery of its core services cannot always be done through “virtual” means, and even when this is possible, it requires significant capital and time to achieve. Sales and shipments at Howco have continued at a lower rate than during the three months ended December 31, 2019. Due to the higher impact of the COVID-19 being expected to be realized during the quarter ending June 30, 2020, the Company cannot yet fully assess the financial impact of the related restrictions.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Settlements

On January 29, 2018, the Company entered into a settlement agreement and mutual release with a vendor who had provided public relations and other consulting services whereby the Company shall pay to this vendor an aggregate amount of $60,000 of which $30,000 was paid on February 2, 2018. The Company was to have paid ten monthly payments of $3,000 per month beginning on February 29, 2018. The vendor is to return 400 common shares of the Company’s common stock which will be cancelled upon satisfaction of the liability. The liability is recorded at $21,000 as of March 31, 2020 and September 30, 2019. The Company is in discussion with the vendor to address the past due amounts.

On November 13, 2018 the Company and a vendor agreed to settle $161,700 in past due professional fees for a convertible note in the amount of $90,000. The note bears interest at 5% and matures in July 2019, and has a fixed discount conversion feature. The note is now past due and remains unconverted at March 31, 2020, however there is no default interest of penalty associated with the default.. The accrued balance as accounts payable of $71,700, was recognized as a gain on debt extinguishment upon receipt of the waiver and release from the vendor.

During 2016, Company entered into an employment agreement with the Company’s former Chief Strategy Officer which provided for annual base compensation of $400,000 for a period of three years and provided for other additional benefits as defined in the agreement including a signing bonus of $100,000 payable during the first year of employment. During November 2018 the Company reached an agreement and executed a related stipulation and payment terms agreement stemming from the legal action by the former Chief Strategy Officer for improper termination. The plaintiff agreed to accept $600,000 in payments. The first scheduled payment of $200,000 was made on December 20, 2018 in accordance with the settlement terms. Twelve monthly payments of approximately $33,333 are due starting on January 15, through December 15, 2019. As of December 31, and September 30, 2019, unpaid balance related to the settlement was $54,000 and $131,724, respectively. The amount owed under the settlement was approximately $54,000, at December 31, 2019, which was paid on February 27, 2020, to the US Department of Treasury for taxes and other Federal obligations withheld along with employer payroll taxes.

As of March 31, 2020, the Company has received demand for payment of past due amounts for services by several consultants and service providers.

Commitments

Lease Obligations

The Company entered into an agreement with a manufacturer in Pismo Beach, California. The agreement provides for certain services to be provided by the manufacturer as needed by the Company. The agreement has an initial term of three years with one year renewals. In connection with this agreement, the Company has agreed to sublease space based in San Luis Obispo, California from the manufacturer for the purposes of the development and manufacturing of unmanned aerial vehicles. The lease provides for base monthly rent of approximately $15,000 for the initial term to be increased to $16,500 per month upon extension. The lease term begins February 1, 2017 and expires January 31, 2019 with the option to extend the term an additional 24 months. However, the Company never took possession of the premises and in July 2017, the Company made a decision to not take possession of the premises. The Company is in default of the rent payments and had received oral demand for payments. As of March 31, 2020, the Company has not made any of the required monthly rent payments in connection with this agreement. During fiscal 2017, the Company had expensed and accrued into accounts payable the remaining amounts due under the term of the lease for a total accrual of $360,000 pursuant to ASC 420-10-30. This balance remains accrued as of March 31, 2020 and September 30, 2019.

In May 2017, the Company extended Howco’s office lease through May 30, 2020. The lease requires monthly payments including base rent plus CAM with annual increases. Future minimum lease payments under non-cancelable operating leases at March 31, 2020 are as follows:

Years ending September 30,	Amount
2020	10,185
Total minimum non-cancelable operating lease payments	$10,185

For the six months ended March 31, 2020 and 2019, rent expense amounted to $30,552 and $29,426, respectively.

In December 2019, the Company relocated its primary office to 195 Paterson Avenue, Little Falls, New Jersey, under a one-year lease with a renewal option having monthly payments of $500.

Profit Sharing Plan (for Howco)

On April 13, 2018, Howco announced to its employees a Company-wide profit sharing program. The employee profit share is equal to their annual salary divided by the Company’s total annual payroll and multiplied by 10% of net income for the fiscal year. During the six months ended March 31, 2020 and 2019 the employees earned approximately $0 and $6,000, under this plan.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

On December 30, 2019, the Company failed to pay the principal and accrued interest on its February 27, 2019, convertible note payable to Redstart Holdings Corp upon its maturity. Legal counsel for the note holder submitted a demand notice for payment for 150% of the remaining principal balance of $63,000, amounting to $94,500, plus accrued interest. The Company recorded the default penalty with a charge to interest expense and increased the principal of the note as of December 30, 2019. The Company also recognized the additional put premium of $22,810, related to the increased principal as interest expense for stock settled debt.

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

NOTE 15 - CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At March 31, 2020, cash in bank did not exceed the federally insured limits of $250,000. The Company has not experienced any losses in such accounts through March 31, 2020.

Economic Concentrations

Most all inventory purchases, sales and accounts receivable are recorded in the books of the Company’s wholly owned subsidiary Howco, therefore the following disclosure related to economic concentrations is taken from Howco’s records and reflect only that information in relative terms.

With respect to customer concentration, one customer accounted for approximately 82.2%, of total sales for the six months ended March 31, 2020. Two customers accounted for approximately 52.5% and 15.5% of total sales for the six months ended March 31, 2019.

With respect to accounts receivable concentration, two customers accounted for 66% and 19.4% of total accounts receivable at March 31, 2020. Two customers accounted for 37.4% and 37.1% % of total accounts receivable at September 30, 2019.

With respect to supplier concentration, two suppliers accounted for approximately 34.4% and 21% of total purchases for the six months ended March 31, 2020. Two suppliers accounted for approximately 22% and 18% % of total purchases for the six months ended March 31, 2019.

Foreign sales totaled approximately $5,200 for the six months ended March 31, 2020. Foreign sales totaled approximately $22,181 for the six months ended March 31, 2019.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 16 - SUBSEQUENT EVENTS

On April 16, 2020 the Company’s subsidiary Howco renewed its office and warehouse lease in Vancouver, WA for a term extending through June 1, 2023 at an initial monthly rent of approximately $5,154.

Shares of Common Stock Issued

Shares Issued for Conversion of Convertible Notes Payable

On April 3, 2020, Trillium Partners LP, the holder through assignment of the September 8, 2018, fee note issued to an attorney for services was issued 367,385, shares of common stock at the contracted price of $0.005 per share. Principal of $370, accrued interest of $94, and conversion fees of $1,005, were converted.

On April 15, 2020, Trillium Partners LP, the holder through assignment of the September 8, 2018, fee note issued to an attorney for services was issued 1,623,103, shares of common stock at the contracted price of $0.00155 per share. Principal of $1,350, accrued interest of $31, and conversion fees of $1,105, were converted.

On April 16, 2020, Redstart Holdings, converted $5,300, of their note issued on March 2, 2019, for 963,636, shares of common stock, at the contracted price of $0.0055

On April 22, 2020, Redstart Holdings, converted $5,300, of their note issued on March 2, 2019, for 963,636, shares of common stock, at the contracted price of $0.0055.

On April 22, 2020, Tri-Bridge converted $10,041, of the Livingston Asset Management LLC note issued on September 30, 2019, for $51,000 which was assigned to Tri-Bridge Ventures, LLC on April 9, 2020, into 2,008,093, shares of common stock, at $0.005, per share.

On April 23, 2020, Alpha Capital Anstalt converted $2,200, of the Livingston Asset Management LLC, of the notes purchased on November 9, 2019, for 400,000, shares of common stock at the contracted price of $.0055.

On April 29, 2020, Redstart Holdings, converted a $5,800, of their note issued on March 2, 2019, for 1,054,454, shares of common stock, at the contracted price of $0.0055.

On May 1, 2020, Trillium Partners LP, the holder through assignment of the September 8, 2018, fee note issued to an attorney for services was issued 860,377, shares of common stock at the contracted price of $0.003 per share. Principal of $1,450, accrued interest of $26, and conversion fees of $1,105, were converted.

On May 5, 2020, Trillium Partners LP, the holder through assignment of the September 8, 2018, fee note issued to an attorney for services was issued 643,232, shares of common stock at the contracted price of $0.0023 per share. Principal of $500, accrued interest of $3, and conversion fees of $1,105, were converted.

On May 5, 2020, Redstart Holdings, converted $3,600, of their note issued on March 2, 2019, for 1,058,824, shares of common stock, at the contracted price of $0.0034.

On May 7, 2020, Redstart Holdings, converted $3,100, of their note issued on March 2, 2019, for 1,033,333, shares of common stock, at the contracted price of $0.003.

On May 12, 2020, Redstart Holdings, converted $3,800, of their note issued on March 2, 2019, for 1,055,556, shares of common stock, at the contracted price of $0.0036.

On May 13, 2020, Trillium Partners LP, the holder through assignment of the September 8 & 18, 2018, fee notes issued to an attorney for services was issued 2,959,973, shares of common stock at the contracted price of $0.0025 per share. Principal of $4,958, accrued interest of $597, and conversion fees of $1,105, were converted.

On May 14, 2020, Redstart Holdings, converted $4,300, of their note issued on March 2, 2019, for 1,482,759, shares of common stock, at the contracted price of $0.0029.

On May 14, 2020, the Company issued 1,450,000, shares of common stock to Crown Bridge Partners, as it converted principal of $1,588, and $500, in fees on its convertible note dated March 1, 2019, at the contractual rate of $.00144 per share.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

On May 18, 2020, Tri-Bridge converted $6,752, of the Livingston Asset Management LLC note issued on September 30, 2019, for $51,000 which was assigned to Tri-Bridge Ventures, LLC on April 9, 2020, into 3,650,843, shares of common stock, at $0.00018, per share.

On May 18, 2020, Trillium Partners LP, the holder through assignment of the September 8 and 18, 2018, fee notes issued to an attorney for services was issued 2,966,527, shares of common stock at the contracted price of $0.0015 per share. Principal of $1,170, accrued interest of $2,175, and conversion fees of $1,105, were converted.

On May 18, 2020, Redstart Holdings, converted $3,800, of their note issued on March 2, 2019, for 1,461,538, shares of common stock, at the contracted price of $0.0026.

On May 19, 2020, the Company issued 1,800,000, shares of common stock to Crown Bridge Partners, as it converted principal of $2,092, and $500, in fees on its convertible note dated March 1, 2019, at the contractual rate of $.00144 per share.

On May 20, 2020, Redstart Holdings, converted $3,800, of their note issued on March 2, 2019, for 1,461,538, shares of common stock, at the contracted price of $0.0026.

On May 21, 2020, Tri-Bridge converted $7,595, of the Livingston Asset Management LLC note issued on September 30, 2019, for $51,000 which was assigned to Tri-Bridge Ventures, LLC on April 9, 2020, into 4,340,119, shares of common stock, at $0.000175, per share.

On May 21, 2020, Redstart Holdings, converted $3,800, of their note issued on March 2, 2019, for 1,461,538, shares of common stock, at the contracted price of $0.0026.

On May 22, 2020, the Company issued 2,100,000, shares of common stock to Crown Bridge Partners, as it converted principal of $2,440, and $500, in fees on its convertible note dated March 1, 2019, at the contractual rate of $.00144 per share.

On May 25, 2020, Redstart Holdings, converted $3,800, of their note issued on March 2, 2019, for 1,461,538, shares of common stock, at the contracted price of $0.0024.

On May 26, 2020, Redstart Holdings, converted $3,500, of their note issued on March 2, 2019, for 1,461,333, shares of common stock, at the contracted price of $0.0024.

On May 26, 2020, Trillium Partners LP, the holder through assignment of the September 8 & 18, 2018, fee notes issued to an attorney for services was issued 2,961,147, shares of common stock at the contracted price of $0.0015 per share. Principal of $3,315, accrued interest of $22, and conversion fees of $1,105, were converted.

On May 27, 2020, Redstart Holdings, converted a $6,600, of their note issued on March 2, 2019, for 2,869,565, shares of common stock, at the contracted price of $0.0023.

On May 29, 2020, Redstart Holdings, converted $6,600, of their note issued on March 2, 2019, for 2,869,565, shares of common stock, at the contracted price of $0.0023.

On May 29, 2020, Tri-Bridge converted $9,413, of the Livingston Asset Management LLC note issued on September 30, 2019, for $51,000 which was assigned to Tri-Bridge Ventures, LLC on April 9, 2020, into 5,705,136, shares of common stock, at $0.000165, per share.

On June 1, 2020, Redstart Holdings, converted $6,600, of their note issued on March 2, 2019, for 2,869,565, shares of common stock, at the contracted price of $0.0023.

On June 3, 2020, Redstart Holdings, converted $6,600, of their note issued on March 2, 2019, for 2,869,565, shares of common stock, at the contracted price of $0.0023.

On June 3, 2020, Tri-Bridge converted $12,235, of the Livingston Asset Management LLC note issued on September 30, 2019, for $51,000 which was assigned to Tri-Bridge Ventures, LLC on April 9, 2020, into 7,415,359, shares of common stock, at $0.000165, per share.

On June 5, 2020, Redstart Holdings, converted $6,300, of their note issued on March 2, 2019, for 2,863,636, shares of common stock, at the contracted price of $0.0022.

On June 8, 2020, Redstart Holdings, converted $8,800, of their note issued on March 2, 2019, for 4,000,000,000, shares of common stock, at the contracted price of $0.0022.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

On June 10, 2020, Redstart Holdings, converted $5,300, of their note issued on March 2, 2019, along with accrued interest of $2,500, for 3,545,455, shares of common stock, at the contracted price of $0.0022.

On June 10, 2020, the Company issued 3,800,000, shares of common stock to Crown Bridge Partners, as it converted principal of $4,136, and $500, in fees on its convertible note dated March 1, 2019, at the contractual rate of $.00144 per share.

On June 11, 2020, Redstart Holdings, converted $1,400, of accrued interest from their note issued on March 2, 2019, for 636,364, shares of common stock, at the contracted price of $0.0022. The note principal and all accrued interest has now been fully liquidated.

On June 11, 2020, Trillium Partners LP, the holder through assignment of the September 8 and 18, 2018, fee notes issued to an attorney for services was issued 2,202,427, shares of common stock at the contracted price of $0.0015 per share. Principal of $2,190, accrued interest of $9, and conversion fees of $1,105, were converted. The assigned notes dated September 8 and 18, 2018 were fully converted following the issuance.

On June 16, 2020, Tri-Bridge converted $7,647, of the Livingston Asset Management LLC note issued on September 30, 2019, for $51,000 which was assigned to Tri-Bridge Ventures, LLC on April 9, 2020, into 5,882,100, shares of common stock, at $0.00013 per share. The assigned note was fully converted following the issuance.

On June 18, 2020, Trillium Partners LP, the holder through assignment of the October 18, November 18 and December 18, 2018, fee notes issued to an attorney for services was issued 5,055,829, shares of common stock at the contracted price of $0.0017 per share. Principal of $6,000, accrued interest of $1,590, and conversion fees of $1,005, were converted.

Convertible and Non-Convertible Notes Issued

On April 1, 2020, the Company issued a promissory note for $17,000 to Livingston Asset Management under the services agreement mentioned above. The note bears interest at 10% and matures in six months.

On April 18, 2020, the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12% and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion. The Company will treat the convertible note in accordance with ASC 48 Stock Settled Debt, recognizing the put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note.

On April 20, 2020, the Company executed a convertible promissory note issued to Geneva Roth Remark Holdings for $60,000, for $57,000, cash and fees of $3,000 (treated as OID to be amortized over the life of the note) having a 10% annual interest rate, maturity of April 20, 2021, and conversion right to a 42% discount to the lowest traded price in the 20 days prior to delivery of a conversion notice. The Company will treat the convertible note in accordance with ASC 48 Stock Settled Debt, recognizing the put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note.

On May 1, 2020, the Company issued a promissory note for $17,000 to Livingston Asset Management under the services agreement mentioned above. The note bears interest at 10% and matures in six months.

On May 14, 2020, the Company issued a convertible promissory note for $35,000 issued to Tri-Bridge Ventures LLC for a cash loan of $35,000. The note has a one year maturity, 8% annual interest and can be converted to common stock at the contracted price of 60% of the lowest daily traded price during the 10 days prior to delivery of a conversion notice. The Company will treat the convertible note in accordance with ASC 48 Stock Settled Debt, recognizing the put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note.

On May 18, 2020, the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12% and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion. The Company will treat the convertible note in accordance with ASC 48 Stock Settled Debt, recognizing the put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note.

On June 1, 2020, the Company issued a promissory note for $17,000 to Livingston Asset Management under the services agreement mentioned above. The note bears interest at 10% and matures in six months.

On June 2, 2020, the Company entered into a financing arrangement through its subsidiary Howco with Fora Financial Business Loans, LLC. Howco is to receive $150,000 less legal and underwriting fees of $3,750 and prior loan payoff amount of $40,975. A total of $210,000 will be paid by direct debit of Howco’s bank account of $854, for 245daily installments payments. The Company will recognize a principal amount of $210,000 with debt discounts of $63,750, and liquidate the principal balance and related discounts from the 2019 financing. The Company’s CEO is a personal guarantor on financing facility.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

On June 9, 2020, the Company entered into an agreement with Geneva Roth Remark Holdings Inc. to issue a convertible promissory note in the amount of $53,000. The Company is to receive $50,000, cash with $3,000, being retained for legal and underwriting fees which will be treated as OID and be amortized to interest expense over the term of the note. The note matures on June 9, 2021, bears interest at 10%, with a 22% default interest rate and may be converted at 58% of the lowest closing bid price in the 20 days preceding a conversion. The $ The Company will treat the convertible note in accordance with ASC 48 Stock Settled Debt, recognizing the put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note.

On June 17, 2020, the Company through Howco, entered into a loan directly with the Small Business Administration for $150,000. The loan term is thirty years and begins amortization one year from the date of promissory note to be issued upon funding. Amortization payments are $731 per month and include interest and principal of 3.75% from the date of funding. The loan is secured by the assets of Howco.

On June 18, 2020, the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12% and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion. The Company will treat the convertible note in accordance with ASC 48 Stock Settled Debt, recognizing the put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note.

Amendments to Related Party Notes and New Related Party Note

On April 14, 2020, the Company amended the note first issued to Michael Bannon (the Company’s CEO) on January 19, 2019, in amount of $200,000, with a principal and interest balance of $195,000, and $17,947, respectively at March 31, 2020. The amendment adds conversion terms, which state the note principal and interest may be converted to common stock at 50% of the lowest closing bid price during thirty days prior to conversion, and reduces the note interest rate to 10%, and extends the maturity date to September 23, 2021. The change in conversion terms will be treated as stock settled debt under ASC 480, and put premium will be recognized with a charge to interest expense. Following the partial conversion on April 14, 2020, the note principal balance is $171,750.

On April 14, 2020, the Company amended the note first issued to Michael Bannon (the Company’s CEO) on December 18, 2018, in amount of $400,000, with a principal and interest balance of $367,500, and $57,019, respectively at March 31, 2020. The amendment adds conversion terms, which state the note principal and interest may be converted to common stock at 50% of the lowest closing bid price during thirty days prior to conversion, and reduces the interest rate to 10%, and extends the maturity date to January 7, 2024. The change in conversion terms will be treated as stock settled debt under ASC 480, and put premium will be recognized with a charge to interest expense.

On April 15, 2020, the Company amended the note first issued to AIG and subsequently assigned to Pike Falls LLC (entities controlled by the Company’s CEO) in amount of $840,000, with a principal and interest balance of $688,444, and $198,384, respectively at March 31, 2020. The amendment changes conversion terms, which now state the note principal and interest may be converted to common stock at 50% of the lowest closing bid price during thirty days prior to conversion, increases the interest rate to 10%, and has a maturity date of January 7, 2022. The change in conversion terms will be treated as stock settled debt under ASC 480, and put premium will be recognized with a charge to interest expense.

On April 15, 2020, the Company issued a convertible note payable to Michael Bannon (the Company’s CEO) in the principal amount of $69,391, in exchange for the amounts owed to an entity controlled by Mr. Bannon. The Company’s wholly owned subsidiary Howco, had borrowed a total of $69,391, under the terms of a purchase order financing agreement with Pike Falls. The note interest rate is 10%, and it matures on January 31, 2022. Following the issuance of the new note, Bantec, Inc will have a direct liability to Mr. Bannon in the amount of $69,391, and Howco will have fixed liability to the parent company of the same amount. The new note principal and interest may be converted into the Company’s common stock at 50% of the lowest closing bid price in the thirty days preceding the conversion notice. The conversion terms will be treated as stock settled debt under ASC 480, and put premium will be recognized with a charge to interest expense.

Amendments to Other Notes

On April 9, 2020, the Livingston Asset Management LLC note issued on September 30, 2019, for $51,000 was assigned to and assumed by Tri-Bridge Ventures, LLC along with accrued interest of $2,682. The assigned note became convertible as of the date of the assignment by virtue of an agreement between the Company and the new note holder. The terms of the note provide for conversion of principal and accrued interest at a 50% discount to the lowest closing bid price over the 20 days prior to conversion. The assigned note will be accounted for as stock settled debt under ASC 480, and the put premium previously charge to interest expense, will remain unchanged.

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

Liquidity and Capital Resources

As of March 31, 2020, we had $978,370 in current assets, including $192,925 in cash, compared to $1,064,665 in current assets, including $149,832 in cash, at September 30, 2019. Current liabilities at March 31, 2020, totaled $15,987,048, compared to $14,697,003, at September 30, 2019. The decrease in current assets from September 30, 2019 to March 31, 2020 is primarily due to decreases in accounts receivable of approximately $482,600 partially offset by an increase in inventory of approximately $353,300 and an increase in cash of approximately $43,093. The increase in current liabilities from September 30, 2019 to March 31, 2020, of $1,290,045, is primarily due to the increases in: accounts payable of $407,167, and accrued expenses of $901,102. While we have revenues from UAV sales as of this date, no significant UAV revenues are anticipated until we have implemented our full plan of operations, specifically, initiating sales campaigns for our UAV internet and social media platforms. We must raise cash to implement our strategy to grow and expand per our business plan. We anticipate over the next 12 months the cost of being a reporting public company will be approximately $250,000.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	Six Months Ended March 31, 2020	Six Months Ended March 31, 2019
Net Cash Provided by (Used in) Operating Activities	$222,279	$(746,317)
Net Cash Used in Investing	-	(15,606)
Net Cash Provided by Financing Activities	$(179,186)	$748,212
Net Increase (Decrease) in Cash	$43,093	$(13,711)

Results of Operations

Three months Ended March 31, 2020 and 2019

We generated sales of $1,056,347 and $2,659,917 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $1,603,570, or 60%. For the three months ended March 31, 2020 and 2019, we reported cost of goods sold of $778,464 and $2,372,555, respectively, a decrease of $1,597,091, or 67%. The decrease in sales and cost of goods sold for the 2020 period as compared to the 2019 period is due to lower sales in current period due to liquidity issues and to lesser extent by our efforts to increase gross margins by reducing sales of lower margin products. While management’s focus on increasing gross margins has impacted sales levels, we believe that the Company is situated to capture greater sales without incurring significant fixed costs through three initiatives. Efforts are underway to market an expanded suite of Howco product lines on the east coast. We are expanding product offerings with high tech tactical gear to regular federal government entities (Howco lines of business), adding the high tech tactical gear to our traditional drone assemblies along with newer more rapidly deployed drones focused on municipalities and lastly we are adding constructioncontracting services.

For the three months ended March 31, 2020 and 2019, we reported selling, general, and administrative expenses of $736,870 as compared to $811,703, a decrease of $74,833, or 9.2%. For the three months ended March 31, 2020 and 2019, selling, general, and administrative expenses consisted of the following:

	For the Three Months ended	For the Three Months ended
	March 31, 2020	March 31, 2019
Compensation and related benefits	$432,121	$380,871
Professional fees	225,591	321,414
Other selling, general and administrative expenses	79,158	109,418
Total selling, general and administrative expenses	$736,870	$811,703

The decrease in selling, general, and administrative costs for the 2020 period as compared to the 2019 period was due to the decrease in professional fees and in other selling, general and administrative partially offset by higher compensation related costs due to increases in officer compensation.

For the three months ended March 31, 2020 and 2019, amortization and depreciation expense amounted to $2,772 and $69,377, respectively, and related to the depreciation of demonstration drones in the 2020, period and amortization of intangible assets during the 2019, period.

For the three months ended March 31, 2020 and 2019, other income (expense) amounted to ($392,461) and ($423,152), respectively, a decrease of $30,691, or 7.3%. The decrease was attributable to a decrease in interest and financing costs of $45,207, or 10.3%, due to the lower amortization of related discounts and accretion of premiums. A decrease in debt extinguishment gains of $71,680 partially offset the decrease in the 2020 period costs. Derivative expenses decreased $57,164 in the 2020 period.

As a result, we reported net losses of $854,220, or $0.22 per common share, and $1,016,870, or $0.72 per common share, for the three months ended March 31, 2020 and 2019, respectively.

Six months Ended March 31, 2020 and 2019

We generated sales of $2,478,430 and $6,412,375 for the six months ended March 31, 2020 and 2019, respectively, a decrease of $3,933,945, or 61%. For the six months ended March 31, 2020 and 2019, we reported cost of goods sold of $1,967,996 and $5,750,094, respectively, a decrease of $3,782,098, or 65.8%. The decrease in sales and cost of goods sold for the 2020 period as compared to the 2019 period is due to liquidity issues and ceasing our sales of certain products from certain vendors. While management’s focus on increasing gross margins has impacted sales levels, we believe that the Company is situated to recapture sales without incurring significant fixed costs through three initiatives. Efforts are underway to market an expanded suite of Howco product lines on the east coast. We are expanding product offerings with high tech tactical gear to regular federal government entities (Howco lines of business), adding the high tech tactical gear to our traditional drone assemblies along with newer more rapidly deployed drones focused on municipalities and lastly we are adding construction contracting.

For the six months ended March 31, 2020 and 2019, we reported selling, general, and administrative expenses of $1,448,324 as compared to $1,680,641, a decrease of $232,317, or 13.8%. For the six months ended March 31, 2020 and 2019, selling, general, and administrative expenses consisted of the following:

	For the Six Months ended	For the Six Months ended
	March 31, 2020	March 31, 2019
Compensation and related benefits	$878,641	$756,448
Professional fees	440,799	674,678
Other selling, general and administrative expenses	128,884	249,515
Total selling, general and administrative expenses	$1,448,324	$1,680,641

The decrease in selling, general, and administrative costs for the 2020 period as compared to the 2019 period was due to a decrease in professional fees and other selling, general and administrative expenses of approximately $233,880 and $120,600, with a partially offset due to an increase in compensation costs due to officer compensation agreement amendments.

For the six months ended March 31, 2020 and 2019, depreciation and amortization expense amounted to $5,544 and $137,691, respectively, and related to only depreciation expense in the 2020 period and amortization of intangible assets, during 2019 period.

For the six months ended March 31, 2020, other income (expense) amounted to ($577,629) and ($926,361), respectively, a decrease of $348,732 or 37.6%. The decrease was attributable to lower interest and financing costs of approximately $167,600, or 18.6%, primarily due to higher initial financing cost in the 2019 period including the amortization of related discounts and accretion of premiums, a decrease in derivative expenses of approximately $81,300 The lower costs were also due to higher gains related to debt extinguishment and other gains of almost $100,000.

As a result, we reported a net loss of $1,521,063 or $0.42 per common share, and $2,082,412, or $1.79 per common share, for the six months ended March 31, 2020 and 2019, respectively.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the six months ended March 31, 2020, the Company has incurred a net loss of $1,521,063 and provided cash in operations of $222,279. The working capital deficit, stockholders’ deficit and accumulated deficit was $15,008,678, $16,217,285 and $28,267,514, respectively, at March 31, 2020. On September 6, 2019 the Company received a default notice on its payment obligations under the senior secured credit facility agreement, defaulted on its Note Payable – Seller in September 2017, and as of March 31, 2020 has received demands for payment of past due amounts from several consultants and service providers. On December 30, 2019, Redstart Holdings Corp, notified the Company of its default on Redstart’s February 27, 2019, convertible note payable and charged a default penalty of 50% of the then outstanding balance. Several other notes have reached their maturity date without being paid and are therefore in technical default. Some of the defaulted note have default interest rates between 18% and 24%. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has been implementing cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its secured obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2020, our disclosure controls and procedures were not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In connection with the merger with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

In response to the Complaint we filed July 12, 2017 against the former Chief Strategy Officer (“CSO”) in the United States District Court for the Central District of California (Case No. 2:17-cv-05124) seeking damages and injunctive relief for alleged violations of the Federal Trade Secrets Act and the California Trade Secrets Act, breach of his employment agreement, breach of his duty of good faith and fair dealing and violation of the California Business and Professional Code, the CSO filed an answer and counterclaim on July 31, 2017 seeking damages in the amount of $900,000 based on allegations of breach of his employment agreement by Bantec as well as additional amounts based on alleged libel and a demand for punitive damages. We entered into a settlement agreement with the CSO whereby the Company made payments of approximately $546,000, since December 20, 2018. The amount owed under the settlement was approximately $54,000, at December 31, 2019, which was paid on February 27, 2020, to the US Department of Treasury for taxes and other Federal obligations withheld along with employer payroll taxes.

On February 6, 2018 the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that the previous owners took excessive amounts of cash from the business prior to the close of the merger. On March 13, 2018 the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. On July 22, 2019, the Company was granted a dismissal without prejudice of the lawsuit filed against the previous owners of Howco. The Company and the previous owners are in discussion to settle the matter as of March 31, 2020.

On February 11, 2019, the Supreme Court of the State of New York issued a summons to the former CFO of the Company, to appear before the court to answer the Company’s complaint seeking payment under a personal guarantee of the defendant to provide half of any compensation paid to the former Chief Strategy Officer. The Company is seeking $300,000 from the defendant relating to the November 27, 2018 settlement agreement with the former Chief Strategy Office for $600,000. The former CFO has responded to the suit and has filed a motion to dismiss the Company’s suit during August of 2019. The judge presiding ruled to dismiss the plaintiff’s motion and has called for a pre-trial conference on July 16, 2020.

On April 10, 2019, a former service provider filed a complaint with three charges with the Superior Court Judicial District of New Haven, CT seeking payment for professional services. The Company has previously recognized expenses of $218,637, which remain unpaid in accounts payable. The Company has retained an attorney who is currently working to address the complaint. On August 9, 2019 the Company filed a motion to dismiss the charge of unjust enrichment, which is pending adjudication at March 31, 2020.

During the year ended September 30, 2019, two vendors (The Equity Group and Toppan Vintage) have asserted claims for past due amounts of approximately $59,000, arising from services provided. The Company has fully recognized in accounts payable the amounts associated with these claims and expects to resolve the matters to satisfaction of all parties, at March 31, 2020

ITEM 1A. RISK FACTORS

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

On March 11, 2020, Trillium Partners LP, the holder through assignment of the September 8, 2018, fee note issued to an attorney for services was issued 239,608, shares of common stock at the contracted price of $.008 per share. Principal of $450, accrued interest of $43, and conversion fees of $1,005, were converted.

On April 3, 2020, Trillium Partners LP, the holder through assignment of the September 8, 2018, fee note issued to an attorney for services was issued 367,385, shares of common stock at the contracted price of $0.005 per share. Principal of $370, accrued interest of $94, and conversion fees of $1,005, were converted.

On April 15, 2020, Trillium Partners LP, the holder through assignment of the September 8, 2018, fee note issued to an attorney for services was issued 1,623,103, shares of common stock at the contracted price of $0.00155 per share. Principal of $1,350, accrued interest of $31, and conversion fees of $1,105, were converted.

On April 16, 2020, Redstart Holdings, converted a $5,300, of their note issued on March 2, 2019, for 963,636, shares of common stock, at the contracted price of $0.0055

On April 22, 2020, Redstart Holdings, converted a $5,300, of their note issued on March 2, 2019, for 963,636, shares of common stock, at the contracted price of $0.0055.

On April 22, 2020, Tri-Bridge converted $10,041, of the Livingston Asset Management LLC note issued on September 30, 2019, for $51,000 which was assigned to Tri-Bridge Ventures, LLC on April 9, 2020, into 2,008,093, shares of common stock, at $0.005, per share.

On April 23, 2020, Alpha Capital Anstalt converted $2,200, of the Livingston Asset Management LLC, of the notes purchased on November 9, 2019, for 400,000, shares of common stock at the contracted price of $.0055.

On April 29, 2020, Redstart Holdings, converted a $5,800, of their note issued on March 2, 2019, for 1,054,454, shares of common stock, at the contracted price of $0.0055.

On May 1, 2020, Trillium Partners LP, the holder through assignment of the September 8, 2018, fee note issued to an attorney for services was issued 860,377, shares of common stock at the contracted price of $0.003 per share. Principal of $1,450, accrued interest of $26, and conversion fees of $1,105, were converted.

On May 5, 2020, Trillium Partners LP, the holder through assignment of the September 8, 2018, fee note issued to an attorney for services was issued 643,232, shares of common stock at the contracted price of $0.0023 per share. Principal of $500, accrued interest of $3, and conversion fees of $1,105, were converted.

On May 5, 2020, Redstart Holdings, converted a $3,600, of their note issued on March 2, 2019, for 1,058,824, shares of common stock, at the contracted price of $0.0034.

On May 7, 2020, Redstart Holdings, converted a $3,100, of their note issued on March 2, 2019, for 1,033,333, shares of common stock, at the contracted price of $0.003.

On May 12, 2020, Redstart Holdings, converted a $3,800, of their note issued on March 2, 2019, for 1,055,556, shares of common stock, at the contracted price of $0.0036.

On May 13, 2020, Trillium Partners LP, the holder through assignment of the September 8 & 18, 2018, fee notes issued to an attorney for services was issued 2,959,973, shares of common stock at the contracted price of $0.0025 per share. Principal of $4,958, accrued interest of $597, and conversion fees of $1,105, were converted.

On May 14, 2020, Redstart Holdings, converted a $4,300, of their note issued on March 2, 2019, for 1,482,759, shares of common stock, at the contracted price of $0.0029.

On May 14, 2020, the Company issued 1,450,000, shares of common stock to Crown Bridge Partners, as it converted principal of $1,588, and $500, in fees on its convertible note dated March 1, 2019, at the contractual rate of $.00144 per share.

On May 18, 2020, Tri-Bridge converted $6,752, of the Livingston Asset Management LLC note issued on September 30, 2019, for $51,000 which was assigned to Tri-Bridge Ventures, LLC on April 9, 2020, into 3,650,843, shares of common stock, at $0.00018, per share.

On May 18, 2020, Trillium Partners LP, the holder through assignment of the September 8 & 18, 2018, fee notes issued to an attorney for services was issued 2,966,527, shares of common stock at the contracted price of $0.0015 per share. Principal of $1,170, accrued interest of $2,175, and conversion fees of $1,105, were converted.

On May 18, 2020, Redstart Holdings, converted a $3,800, of their note issued on March 2, 2019, for 1,461,538, shares of common stock, at the contracted price of $0.0026.

On May 19, 2020, the Company issued 1,800,000, shares of common stock to Crown Bridge Partners, as it converted principal of $2,092, and $500, in fees on its convertible note dated March 1, 2019, at the contractual rate of $.00144 per share.

On May 20, 2020, Redstart Holdings, converted a $3,800, of their note issued on March 2, 2019, for 1,461,538, shares of common stock, at the contracted price of $0.0026.

On May 21, 2020, Tri-Bridge converted $7,595, of the Livingston Asset Management LLC note issued on September 30, 2019, for $51,000 which was assigned to Tri-Bridge Ventures, LLC on April 9, 2020, into 4,340,119, shares of common stock, at $0.000175, per share.

On May 21, 2020, Redstart Holdings, converted a $3,800, of their note issued on March 2, 2019, for 1,461,538, shares of common stock, at the contracted price of $0.0026.

On May 22, 2020, the Company issued 2,100,000, shares of common stock to Crown Bridge Partners, as it converted principal of $2,440, and $500, in fees on its convertible note dated March 1, 2019, at the contractual rate of $.00144 per share.

On May 25, 2020, Redstart Holdings, converted a $3,800, of their note issued on March 2, 2019, for 1,461,538, shares of common stock, at the contracted price of $0.0024.

On May 26, 2020, Redstart Holdings, converted a $3,500, of their note issued on March 2, 2019, for 1,461,333, shares of common stock, at the contracted price of $0.0024.

On May 26, 2020, Trillium Partners LP, the holder through assignment of the September 8 & 18, 2018, fee notes issued to an attorney for services was issued 2,961,147, shares of common stock at the contracted price of $0.0015 per share. Principal of $3,315, accrued interest of $22, and conversion fees of $1,105, were converted.

On May 27, 2020, Redstart Holdings, converted a $6,600, of their note issued on March 2, 2019, for 2,869,565, shares of common stock, at the contracted price of $0.0023.

On May 29, 2020, Redstart Holdings, converted a $6,600, of their note issued on March 2, 2019, for 2,869,565, shares of common stock, at the contracted price of $0.0023.

On May 29, 2020, Tri-Bridge converted $9,413, of the Livingston Asset Management LLC note issued on September 30, 2019, for $51,000 which was assigned to Tri-Bridge Ventures, LLC on April 9, 2020, into 5,705,136, shares of common stock, at $0.000165, per share.

On June 1, 2020, Redstart Holdings, converted a $6,600, of their note issued on March 2, 2019, for 2,869,565, shares of common stock, at the contracted price of $0.0023.

On June 3, 2020, Redstart Holdings, converted a $6,600, of their note issued on March 2, 2019, for 2,869,565, shares of common stock, at the contracted price of $0.0023.

On June 3, 2020, Tri-Bridge converted $12,235, of the Livingston Asset Management LLC note issued on September 30, 2019, for $51,000 which was assigned to Tri-Bridge Ventures, LLC on April 9, 2020, into 7,415,359, shares of common stock, at $0.000165, per share.

On June 5, 2020, Redstart Holdings, converted a $6,300, of their note issued on March 2, 2019, for 2,863,636, shares of common stock, at the contracted price of $0.0022.

On June 8, 2020, Redstart Holdings, converted a $8,800, of their note issued on March 2, 2019, for 4,000,000,000, shares of common stock, at the contracted price of $0.0022.

On June 10, 2020, Redstart Holdings, converted a $5,300, of their note issued on March 2, 2019, along with accrued interest of $2,500, for 3,545,455, shares of common stock, at the contracted price of $0.0022.

On June 10, 2020, the Company issued 3,800,000, shares of common stock to Crown Bridge Partners, as it converted principal of $4,136, and $500, in fees on its convertible note dated March 1, 2019, at the contractual rate of $.00144 per share.

On June 11, 2020, Redstart Holdings, converted a $1,400, of accrued interest from their note issued on March 2, 2019, for 636,364, shares of common stock, at the contracted price of $0.0022. The note principal and all accrued interest has now been fully liquidated.

On June 11, 2020, Trillium Partners LP, the holder through assignment of the September 8 and 18, 2018, fee notes issued to an attorney for services was issued 2,202,427, shares of common stock at the contracted price of $0.0015 per share. Principal of $2,190, accrued interest of $9, and conversion fees of $1,105, were converted. The assigned notes dated September 8 and 18, 2018 were fully converted following the issuance.

On June 16, 2020, Tri-Bridge converted $7,647, of the Livingston Asset Management LLC note issued on September 30, 2019, for $51,000 which was assigned to Tri-Bridge Ventures, LLC on April 9, 2020, into 5,882,100, shares of common stock, at $0.00013 per share. The assigned note was fully converted following the issuance.

On June 18, 2020, Trillium Partners LP, the holder through assignment of the October 18, November 18 and December 18, 2018, fee notes issued to an attorney for services was issued 5,055,829, shares of common stock at the contracted price of $0.0017 per share. Principal of $6,000, accrued interest of $1,590, and conversion fees of $1,005, were converted.

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

On February 21, 2020, the Company issued 23,948 shares of common stock to an attorney in settlement of amounts owed of $455.

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

On March 18, 2020 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

On April 18, 2020 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

On April 20, 2020, the Company executed a convertible promissory note issued to Geneva Roth Remark Holdings for $60,000, having a 10% annual interest rate, maturity of April 20, 2021, and conversion right to a 42% discount to the lowest traded price in the 20 days prior to delivery of a conversion notice. The note was funded for $57,000, on April 23, 2020, with $3,000, disbursed for legal and execution fees.

On May 15, 2020, the Company issued a convertible promissory note for $35,000 issued to Tri-Bridge Ventures LLC for a cash loan of $35,000. The note has a one year maturity, 8% annual interest and can be converted to common stock at the contracted price of 60% of the lowest daily traded price during the 10 days prior to delivery of a conversion notice.

On May 18, 2020 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

On June 9, 2020, the Company entered into an agreement with Geneva Roth Remark Holdings Inc. to issue a convertible promissory note in the amount of $53,000. The Company is to receive $50,000, cash with $3,000, being retained for legal and underwriting fees which will be treated as OID and be amortized to interest expense over the term of the note. The note matures on June 9, 2021, bears interest at 10%, with a 22% default interest rate and may be converted at 58% of the lowest closing bid price in the 20 days preceding a conversion. The $ The Company will treat the convertible note in accordance with ASC 48 Stock Settled Debt, recognizing the put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note.

On June 18, 2020, the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12% and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion. The Company will treat the convertible note in accordance with ASC 48 Stock Settled Debt, recognizing the put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note.

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

On April 1, 2020, the Company issued a promissory note for $17,000 to Livingston Asset Management under the services agreement mentioned above. The note bears interest at 10% and matures in six months.

On May 1, 2020, the Company issued a promissory note for $17,000 to Livingston Asset Management under the services agreement mentioned above. The note bears interest at 10% and matures in six months.

On June 1, 2020, the Company issued a promissory note for $17,000 to Livingston Asset Management under the services agreement mentioned above. The note bears interest at 10% and matures in six months.

On June 2, 2020, the Company entered into a financing arrangement through its subsidiary Howco with Fora Financial Business Loans, LLC. Howco is to receive $150,000 less legal and underwriting fees of $3,750 and prior loan payoff amount of $40,975. A total of $210,000 will be paid by direct debit of Howco’s bank account of $854, for 245daily installments payments. The Company will recognize a principal amount of $210,000 with debt discounts of $63,750, and liquidate the principal balance and related discounts from the 2019 financing. The Company’s CEO is a personal guarantor on financing facility.

On June 17, 2020, the Company through Howco, entered into a loan directly with the Small Business Administration for $150,000. The loan term is thirty years and begins amortization one year from the date of promissory note to be issued upon funding. Amortization payments are $731 per month and include interest and principal of 3.75% from the date of funding. The loan is secured by the assets of Howco.

Note Amendments, Assignments and Restatements

On November 1, 2019, Livingston Asset Management amended the convertible notes payable received under the Company’s advisory agreement with Livingston to relinquish the conversion of feature of the notes held by Livingston with immediate effect. The Company recognized $136,375 from a gain on debt extinguishment as premiums recorded for stock settled debt (charged as interest expense at the date of note origination) are reclassified. The principal of the Livingston notes issued December 1, 2018 through June 1, 2019, along with $8,475 of accrued interest were sold and assigned to Alpha Capital Anstalt, on February 20, 2020.

On November 1, 2019, Trillium Partners LP, amended the convertible notes payable issued by the Company for cash loan on July 12, 2019, to relinquish the conversion of feature of the note held by Trillium. The Company recognizee $10,000 from a gain on debt extinguishment as premiums recorded for stock settled debt (charged as interest expense at the date of note origination) are reclassified. The note was sold and assigned to Alpha Capital Anstalt on February 20, 2020.

On April 9, 2020, the Livingston Asset Management LLC note issued on September 30, 2019, for $51,000 was assigned to and assumed by Tri-Bridge Ventures, LLC along with accrued interest of $2,682. On April 22, 2020, Tri-Bridge converted $10,041, into 2,008,093, shares of common stock, at $0.005, per share.

Amendments to Related Party Notes and New Related Party Note

On April 14, 2020, the Company amended the note first issued to Michael Bannon (the Company’s CEO) on January 19, 2019, in amount of $200,000, with a principal and interest balance of $195,000, and $17,947, respectively at March 31, 2020. The amendment adds conversion terms, which state the note principal and interest may be converted to common stock at 50% of the lowest closing bid price during thirty days prior to conversion, and reduces the note interest rate to 10%, and extends the maturity date to September 23, 2021. The change in conversion terms will be treated as stock settled debt under ASC 480, and put premium will be recognized with a charge to interest expense. Following the partial conversion on April 14, 2020, the note principal balance is $171,750.

On April 14, 2020, the Company amended the note first issued to Michael Bannon (the Company’s CEO) on December 18, 2018, in amount of $400,000, with a principal and interest balance of $367,500, and $57,019, respectively at March 31, 2020. The amendment adds conversion terms, which state the note principal and interest may be converted to common stock at 50% of the lowest closing bid price during thirty days prior to conversion, and reduces the interest rate to 10%, and extends the maturity date to January 7, 2024. The change in conversion terms will be treated as stock settled debt under ASC 480, and put premium will be recognized with a charge to interest expense.

On April 15, 2020, the Company amended the note first issued to AIG and subsequently assigned to Pike Falls LLC (entities controlled by the Company’s CEO) in amount of $840,000, with a principal and interest balance of $688,444, and $198,348, respectively at March 31, 2020. The amendment changes conversion terms, which now state the note principal and interest may be converted to common stock at 50% of the lowest closing bid price during thirty days prior to conversion, increases the interest rate to 10%, and extends the maturity date to January 7, 2022. The change in conversion terms will be treated as stock settled debt under ASC 480, and put premium will be recognized with a charge to interest expense.

On April 15, 2020, the Company issued a convertible note payable to Michael Bannon (the Company’s CEO) in the principal amount of $69,391, in exchange for the amounts owed to an entity controlled by Mr. Bannon. The Company’s wholly owned subsidiary Howco, had borrowed a total of $69,391, under the terms of a purchase order financing agreement with Pike Falls. The note interest rate is 10%, and it matures on January 31, 2022. Following the issuance of the new note, Bantec, Inc will have a direct liability to Mr. Bannon in the amount of $69,391, and Howco will have fixed liability to the parent company of the same amount. The new note principal and interest may be converted into the Company’s common stock at 50% of the lowest closing bid price in the thirty days preceding the conversion notice. The conversion terms will be treated as stock settled debt under ASC 480, and put premium will be recognized with a charge to interest expense.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

BANTEC, INC. (f/k/a BANTEK, INC.)

Dated: June 26, 2020	By:	/s/ Michael Bannon
Michael Bannon
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Bannon
Michael Bannon
Chief Financial Officer (Principal Financial Officer)