Form 10-Q/A
period 2020-03-31
Bantec, Inc.
filed 2020-07-20
CIK 1704795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of Bantec, Inc. (the "Company") that was filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 26, 2020 (the “Form 10-Q”) is to add this Explanatory Note regarding our reliance on SEC Release No. 34-88465 (the “SEC Order") issued by the SEC on March 25, 2020, under Section 36 of the Securities Exchange Act of 1934, as amended (Exchange Act) in connection with the filing of the Quarterly Report. The SEC Order provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (“COVID-19”) outbreak by extending, subject to the conditions of the SEC Order, the filing deadline by up to 45 days for certain Exchange Act reports due on or before July 1, 2020.

As previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on May 4, 2020, the Company determined to rely on the relief provided by the SEC Order to delay the filing of its Form 10-Q due to circumstances related to the COVID-19 pandemic.

Specifically, COVID-19 and related cautionary measures disrupted routine interactions among the Company’s accounting personnel, other staff and third parties involved in preparation of the Quarterly Report and the completion of the Company’s quarterly review.  Additionally, COVID-19 resulted in the need to evaluate the various impacts of the pandemic on the Company’s business and financial statements.  These impediments slowed the preparation and completion of the Company’s Quarterly Report.

No other changes have been made to the Quarterly Report, except that Part II, Item 6 of the Quarterly Report is also being amended to refer to the updated Exhibit Index that is included herein for the purpose of including abbreviated officer certifications that are being filed herewith. This Form 10-Q/A speaks as of the original filing date of the Quarterly Report and has not been updated to reflect events occurring subsequent to the original filing date.

Item 6. Exhibits.

The following exhibits are filed, furnished or incorporated by reference as part of this Report.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANTEC, INC. (f/k/a BANTEK, INC.)

Dated: July 20, 2020	By:	/s/ Michael Bannon
Michael Bannon
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Bannon
Michael Bannon
Chief Financial Officer (Principal Financial Officer)