Form 10-Q
period 2020-06-30
Bantec, Inc.
filed 2020-08-14
CIK 1704795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	BANT	OTC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 336,530,978 shares as of July 29, 2020.

BANTEC, INC (f/ka/a BANTEK USA, INC.)

Form 10-Q

June 30, 2020

 i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	September 30, 2019
	(Unaudited)
ASSETS
Current Assets
Cash	$246,171	$149,832
Accounts receivable	374,830	791,728
Inventory	54,131	118,558
Prepaid expenses and other current assets	4,500	4,547

Total Current Assets	679,632	1,064,665

Property and equipment, net	11,607	19,923
Right-of-use asset	152,106	-
Total non-current assets	163,713	19,923

Total Assets	$843,345	$1,084,588

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,997,122	$3,163,443
Accrued expenses and interest	3,219,993	1,906,478
Convertible notes payable - net of discounts and premiums	8,056,666	7,827,730
Note payable – seller	900,000	900,000
Convertible note payable net of discounts and premiums - related party officer and his affiliates	64,000	64,000
Notes payable - related parties, including current portion of long-term notes	-	202,645
Line of credit – bank	43,931	44,556
Notes and loans payable, net of discounts	643,521	284,949
Current Portion lease liability	52,185	-
Settlements payable	42,850	174,574
Derivative liabilities	128,628	128,628

Total Current Liabilities	16,148,896	14,697,003

Long-term Liabilities:
Convertible notes payable including premiums- related party officer and his affiliates	2,691,812	855,439
Notes payable – related party officer, net of current portion	-	427,500
Lease liability	100,020	-

Total Long-term Liabilities	2,791,832	1,282,939

Total Liabilities	18,940,728	15,979,942

Commitments and Contingencies (Note 14)

Stockholders’ Deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized,
Series A preferred stock - no par value, 250 shares designated, issued and outstanding	-	-
Common stock - $0.0001 par value, 6,000,000,000 shares authorized, 124,823,560 and 3,255,346 shares issued and outstanding at June 30, 2020 and September 30, 2019, respectively	12,483	326
Additional paid-in capital	12,373,240	11,850,771
Accumulated deficit	(30,483,106)	(26,746,451)

Total Stockholders’ Deficit	(18,097,383)	(14,895,354)

Total Liabilities and Stockholders’ Deficit	$843,345	$1,084,588

See accompanying notes to unaudited condensed consolidated financial statements

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Sales	$1,144,893	$2,176,773	$3,623,323	$8,589,148

Cost of Goods Sold	831,922	1,995,511	2,799,918	7,745,605

Gross Profit	312,971	181,262	823,405	843,543

Operating Expenses:
Selling, general, and administrative expenses	615,596	657,883	2,063,920	2,338,524
Intangibles impairment	-	646,760	-	646,760
Depreciation and amortization	2,772	69,400	8,316	207,091

Total Operating Expenses	618,368	1,374,043	2,072,236	3.192,375

Loss from Operations	(305,397)	(1,192,781)	(1,248,813)	(2,348,832)

Other Income (Expenses):
Loss on Debt Extinguishment	(1,475,580)	-	(1,318,092)	-
Derivative liability income (expense)	-	(179,620)	-	(260,896)
Gains on settlement, net	-	-	-	57,623
Interest and financing costs	(434,615)	(277,746)	(1,169,732)	(1,180.454)

Total Other Expenses	(1,910,195)	(457,366)	(2,487,824)	(1,383,727)

Net Loss before Provision for Income Tax	(2,215,592)	(1,650,147)	(3,736,655)	(3,732,559)

Provision for Income Tax	-	-	-	-

Net Loss	$(2,215,592)	$(1,650,147)	$(3,736,655)	$(3,732,559)

Basic and Diluted Loss Per Share	(0.043)	(0.73)	(0.192)	(2.47)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	51,443,115	2,269,955	19,446,072	1,525,455

See accompanying notes to unaudited condensed consolidated financial statements

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

For the Nine Months ended June 30, 2020

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2019	250	-	3,255,346	$326	$11,850,771	$(26,746,451)	$(14,895,354)

Share-based compensation	-	-	-	-	63,531	-	63,531

Shares issued for services	-	-	288,948	29	23,455	-	23,484
Shares issued for conversion of notes and reclassification of debt premiums	-	-	121,473,786	12,147	435,464	-	447,611
Cancellation of shares issued for 3(a)(10) debt settlement	-	-	(194,520)	(19)	19	-	-
Net loss for the nine months ended June 30, 2020	-	-	-	-	-	(3,736,655)	(3,736,655)
Balance, June 30, 2020 (Unaudited)	250	$-	124,823,560	$12,483	$12,373,240	$(30,483,106)	$(18,097,383)

For the Three Months ended June 30, 2020

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2020	250	-	4,414,959	$442	$12,049,787	$(28,267,514)	$(16,217,285)

Share-based compensation	-	-	-	-	(69,068)	-	(69,068)

Shares issued for services	-	-	25,000	3	105	-	108

Shares issued for conversion of notes and reclassification of debt premiums	-	-	120,383,601	12,038	392,416	-	404,454
Net loss for the three months ended June 30, 2020	-	-	-	-	-	(2,215,592)	(2,215,592)
Balance, June 30, 2020 (Unaudited)	250	$-	124,823,560	$12,483	$12,373,240	$(30,483,106)	$(18,097,383)

For the Nine Months ended June 30, 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2018	250	$-	767,160	$76	$10,473,871	$(19,631,292)	$(9,157,094)
Stock option expense	-	-	-	-	-	-
Shares issued for compensation	-	-	1,700	-	650	-	650
Shares issued for services	-	-	20,858	24	20,8555	-	20,857
Shares issued for cashless warrant exercise	-	-	148,133	15	138,415	-	138,430
Shares issued for conversion of notes and reclassification of debt premiums	-	-	756,447	76	470,401	-	470,477
Shares issued for 3(a)(10) debt settlement			1,078,741	108	(108)	-	-
Reclassification of debt and premium to APIC for 3(a)(10) debt settlement	-	-	-	-	450,938	-	450,938
Net loss for the nine months ended June 30, 2019	-	-	-	-	-	(3,732,559)	(3,732,559)
Balance, June 30, 2019 (Unaudited)	250	$-	2,773,038.63	277	11,555,023	$(23,363,851)	$(11,808,301)

For the Three Months ended June 30, 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2019 (Unaudited)	250	$-	1,851,217	$185	$11,623,459	$(21,713,704)	$(10,090,060)

Stock option expense	-	-	-	-	66,097	-	66,097
Shares issued for compensation			1,500	0	450	-	450
Shares issued for services	-	-	9,192	1	3,356	-	3,357
Shares issued for conversion of notes and reclassification of debt premiums	-	-	297,603	30	60,012		60,042
Shares issued for 3(a)(10) debt settlement	-	-	204,509	20	(20)	-	-
Net loss for the three months ended June 30, 2019	-	-	-	-	-	(1,650,147)	(1,650,147)
Balance, June 30, 2019 (Unaudited)	250	$-	2,773,038,630	$277,306	$11,753,354	$(23,363,851)	$(11,610,261)

See accompanying notes to these condensed unaudited financial statements.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	June 30,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(3,736,655)	$(3,732,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Intangibles amortization and depreciation	8,316	207,091
Amortization of debt discounts	158,898	70,356
Accretion of premium on convertible note	270,220	484,514
Stock based fee, conversion of loans	17,207	-
Share-based compensation and other expense	87,015	236,277
Fee notes issued	201,000	166,500
Derivative expense	-	260,896
Intangible impairment	-	646,760
Loss/(Gain) on settlement conversion of notes	-	14,047
Gain on settlement of accrued expenses	(11,113)	(71,681)
Loss on debt extinguishment	1,329,205	-
Default penalties on convertible notes	49,000	-
Changes in operating assets and liabilities:
Accounts receivable	416,898	644,659
Inventory	64,427	443,175
Prepaid expenses and other current assets	47	176,478
Accounts payable and accrued expenses	1,181,353	(411,668)
Settlements payable	(131,724)	(18,406)

Cash Used in Operating Activities	(95,906)	(883,551)

Cash Flows from Investing Activities:
Purchase of demonstration equipment	-	(15,606)

Cash Used in Investing Activities	-	(15,606)

Cash Flows from Financing Activities:
Proceeds from factoring loans and notes	299,146	-
Repayments of factoring loans and notes	(545,908)	-
Net proceeds from convertible notes payable	142,000	105,000
Net proceeds from SBA loan payable	150,000	-
Net proceeds from PPP loan payable	220,710	-
Repayment of line of credit	(625)	(1,359)
Repayment of line of credit – related parties	(132,803)	-
Proceeds from lines of credit - related parties	59,725	166,500
Proceeds from loan payable - related party, net	-	562,500

Cash Provided by Financing Activities	192,245	832,641

Net Increase (Decrease) in Cash	96,339	(66,516)

Cash - beginning of period	149,832	108,446

Cash - end of period	$246,171	$41,930

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$98,895	$148,435

Noncash financing and investing activities:
Right-of-use asset	152,106
Debt discounts	$124,500	$-
Reclassification of convertible note accrued interest to principal	$8,870	$-
Issuance of common stock for 3(a)(10) settlement of note	$-	$450,938
Issuance of common stock for note conversions	$231,806	$202,125
Issuance of common stock for accrued interest of notes	$14,077	$19,720
Issuance of convertible debt for settlement of accounts payable	$-	$90,000
Reclassification of debt premium upon conversion	$184,880	$139,625
Reclassification of accrued fee and interest to convertible notes payable	$-	$537,643

See accompanying notes to unaudited condensed consolidated financial statements

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Bantec, Inc. is product and service company targeting the U.S. Government, state governments, municipalities, hospitals, universities, manufacturers and other building owners. Bantec also provides product procurement, distribution, and logistics services through its wholly-owned subsidiary, Howco Distributing Co., (“Howco”) (collectively, the “Company”) to the United States Department of Defense and Defense Logistics Agency. The Company has operations based in Little Falls, New Jersey and Vancouver, Washington. The Company continues to seek strategic acquisitions and partnerships that offer us an opportunity to grow sales and profit.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2019 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on February 6, 2020. The consolidated balance sheet as of September 30, 2019 contained herein has been derived from the audited consolidated financial statements as of September 30, 2019, but does not include all disclosures required by GAAP.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended June 30, 2020, the Company has incurred a net loss of $3,736,655 and used cash in operations of $95,906. The working capital deficit, stockholders’ deficit and accumulated deficit was $15,469,264, $18,097,383 and $30,483,106, respectively, at June 30, 2020. On September 6, 2019 the Company received a default notice on its payment obligations under the senior secured credit facility agreement (see Note 9), defaulted on its Note Payable – Seller in September 2017, and as of June 30, 2020 has received demands for payment of past due amounts from several consultants and service providers. On December 30, 2019, Redstart Holdings Corp notified the Company of its default on Redstart’s February 27, 2019 convertible note payable and charged a default penalty of 50% of the then outstanding balance. On June 30, 2020, Crown Bridge Partners charged default penalties of $17,500 on their note issued on February 19, 2019. Several other notes have reached their maturity date without being paid and are therefore in technical default. Some of the defaulted notes have default interest rates between 18% and 24%. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has been implementing cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its secured obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

JUNE 30, 2020

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

	At June 30, 2020			At September 30, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative Liability	—	—	$128,628	—	—	$128,628

A roll forward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at September 30, 2019	$128,628

Balance at June 30, 2020	$128,628

The warrants were issued to a convertible note holder in November and December 2017 and initially determined to be equity instruments and recorded as note discount and as additional paid in capital. On June 4, 2018 the anti-dilutive provision of the warrants took effect and based on the new conversion formula management determined the warrant became a derivative liability and reclassified the fair value on June 4, 2018 from additional paid-in capital to derivative liability with fair market value changes recognized in operations for each reporting date. At June 30, 2020, the fair market value of derivatives changed by an immaterial amount and therefore no adjustment was made to the derivative liability amount of $119,777. In addition there is a balance of $8,851, related to a convertible note that has matured, and therefore no longer evaluated for changes to fair market value.

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

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Property & Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Depreciation expense was $8,316 and $8,344, for the nine months ended June 30, 2020 and 2019, respectively.

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

JUNE 30, 2020

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

Shipping and Handling Costs

The Company has included freight-out and packaging costs as components of cost of sales, which amounted to $52,752 and $103,204, net of customer freight receipts for the nine months ended June 30, 2020 and 2019, respectively.

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

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of June 30, 2020, 17,755 options were outstanding of which 14,277 were exercisable, 47,910,830 warrants were outstanding and exercisable on non-cash basis into 37,717,036 shares of common stock, and related party convertible debt and accrued interest totaling $1,760,833 was convertible into 1,357,813,328 shares of common stock. Additionally, as of June 30, 2020, the outstanding principal balance, including accrued interest of the third party convertible debt, totaled $9,060,933 and was convertible into 3,694,991,661 shares of common stock. While the total number potentially dilutive shares as calculated is greater than the number of shares available to issue, the contractual limitations of the number of shares held is significantly below the number of potentially dilutive shares. As of June 30, 2020 and September 30, 2019, potentially dilutive securities consisted of the following:

	June 30, 2020	September 30, 2019
Stock options	17,755	17,775
Warrants	47,910,830	1,198,271,
Related party convertible debt and accrued interest	1,357,813,328	11,162,896
Third party convertible debt (including senior debt)	3,694,991,661	83,780,049
Total	5,100,733,574	96,158,991

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. As of June 30, 2020, the Company did not report any segment information since the Company only generated significant sales from its subsidiary, Howco.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

The Company’s subsidiary has renewed the lease for the warehouse and office facility in Vancouver, Washington in May 2020, which extends through May 30, 2023. The corporate office is an annual arrangement which provides for a single office in a shared office environment. The annual lease payments are not material for application of the new standard. During the nine month ended June 30, 2020 the Company recognized a lease liability of $156,554 and the related right-of-use asset for the same amount and will amortize both over the life of the lease.

Reclassification

The Company reclassified $104,245 of interest expense recognized during the three months ended March 31, 2020, which arose from the modification of a note payable to conform the current presentation at June 30, 2020, in the condensed consolidated statement of operations. The amount is currently classified as loss from debt extinguishment along with the effect of modifications to promissory notes payable during the three months ended June 30, 2020. Certain loan amounts at September 30, 2019 in the consolidated balance sheet have also been reclassified to conform to the 2020 presentation.

Recent Accounting Pronouncements

The Company does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable at June 30, 2020 and September 30, 2019 is as follows:

	June 30, 2020	September 30, 2019
Accounts receivable	$347,830	$791,728
Reserve for doubtful accounts	-	-
	$347,830	$791,728

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 4 - INVENTORY

At June 30, 2020 and September 30, 2019, inventory consists of finished goods and was valued at $544,131 and $118,558, respectively.

NOTE 5 - LINE OF CREDIT - BANK

The Company has a revolving line of credit with a financial institution, which balance is due on demand and principal payments are due monthly at 1/60th of the outstanding principal balance. This revolving line of credit is in the amount of $50,000, and is personally guaranteed by the Company’s Chief Executive Officer (“CEO”). The line bears interest at a fluctuating rate equal to the prime rate plus 4.25%, which at June 30, 2020 and September 30, 2019 was 7.5% and 9.25%, respectively. The Company is current with payments on this obligation. As of June 30, 2020 and September 30, 2019, the balance of the line of credit was $43,931 and $44,556, with $6,069, available at June 30, 2020.

NOTE 6 - SETTLEMENTS PAYABLE

On July 20, 2018, the Company entered into a settlement agreement with a collection agent for American Express relating to $127,056 of past due charges. The agreement provides for an initial payment of $12,706, then monthly payments of $6,500 and a final payment on January 27, 2020 of $3,850. The amount due at June 30, 2020 and September 30, 2019, was $42,850, and $42,850, respectively.

On November 27, 2018 the Company reached an agreement and executed a related stipulation and payment terms agreement stemming from a legal action by the former Chief Strategy Officer for improper termination. The plaintiff agreed to accept $600,000 in payments. The first scheduled payment of $200,000 was made on December 20, 2018 in accordance with the settlement terms. Twelve monthly payments of approximately $33,333 are due starting on January 15, 2019 through December 15, 2019. The Company recorded $600,000 as accrued expense of which $500,000 was expensed during fiscal year 2018. The balance at June 30, 2020, and September 30, 2019, was $0, and $131,724, respectively. On February 27, 2020, $52,841 was paid for the liability for employer withholding and payroll taxes due. Following the payment all payments due on behalf of the plaintiff counsel have been made.

The total settlement payable balance of $42,850 as of June 30, 2020, reported on the balance sheet represents only the amount owed to American Express.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 7 - NOTE PAYABLE – SELLER

In connection with the acquisition of Howco in September 2016, the Company issued a note payable in the amount of $900,000 to the sellers of Howco. The note matured on September 9, 2017 and bears interest at 5.50% per annum. The note requires payment of unpaid principal and interest upon maturity. The note is secured by all assets of Howco Distribution Co. and subordinated to the Senior Secured Credit Facility discussed below. The note is currently in default and the default interest rate is 8% per annum. At June 30, 2020 and September 30, 2019, accrued interest on this note amounted to $251,534 and $197,485, respectively.

NOTE 8 -CONVERTIBLE NOTES PAYABLE – RELATED PARTY OFFICER AND HIS AFFILIATES

Convertible Notes

The related party officer and his affiliates convertible notes balance consisted of the following at June 30, 2020:

	June 30, 2020	September 30, 2019
Principal	$1,426,727	$887,439
Premiums	1,329,085	32,000
Total	2,755,812	919,439
Current portion, including premiums	(64,000)	(64,000)
Long term	$2,691,812	$855,439

The Company has an $840,000 convertible note payable (“Note 1”) to a related party entity controlled by the Company’s CEO. Note 1 bear’s interest at an annual rate of 7% with an original maturity date of June 11, 2017, which has been extended to June 11, 2022, at which time all unpaid principal and interest is due. The holder of Note 1 has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. As of June 30, 2020 and September 30, 2019, Note 1 has not been converted and the principal balance of $688,444 and $688,444, and accrued interest was $210,409, and $174,232, respectively. This note is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula.

On April 15, 2020, the Company amended the above Note 1 first issued to AIG and subsequently assigned to Pike Falls LLC (entities controlled by the Company’s CEO) in amount of $840,000, with a principal and accrued interest balance of $688,444, and $210,409, respectively at June 30, 2020. The amendment changes conversion terms, which now state the note principal and interest may be converted to common stock at 50% of the lowest closing bid price during thirty days prior to conversion, increases the interest rate to 10%, and has a maturity date of January 7, 2022. The change in conversion terms has been treated as a debt extinguishment and the modified note is treated stock settled debt under ASC 480, and a put premium of $688,444 was recognized with a charge to loss on debt extinguishment.

The Company has a convertible note payable (for an unspecified amount) with the Company’s CEO. This line of credit (“LoC”) bears interest at an annual rate of 7% with a maturity date of December 31, 2017, at which time all unpaid principal and interest was due. On December 15, 2017 the due date was extended to July 2, 2018 and then in July, 2018, the due date was extended to June 30, 2019, and on December 23, 2018 the maturity date of the LoC was extended to September 23, 2024. The holder of the LoC has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. During the nine months ended June 30, 2020 the Company was advanced $63,450 and repaid $132,803, on this LoC. As of June 30, 2020, and September 30, 2019, the LoC has not been converted, the balance was $97,642 and $166,995, and accrued interest was $29,491 and $21,838, respectively. This LoC is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

On July 2, 2019, the Company issued a convertible note payable (“Note 2”) to an affiliate of the Company’s CEO for a $15,000, cash loan. The funds were paid directly to a vendor to the Company. The note had an original maturity of June 9, 2020, however the note was amended and new maturity is May 31, 2021. The note bears interest at 10% and may be converted to the Company’s common stock at 50% of the lowest closing bid in the 20 trading days prior to notification of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $15,000 with a charge to interest expense for the note. The note principal and put premium were $15,000, and $15,000, at June 30, 2020 and September 30, 2019. Accrued interest was $1,460, at June 30, 2020.

On September 13, 2019, the Company issued a convertible note payable to an entity controlled by the Company’s CEO for a $17,000, cash loan. The note had an original maturity of June 9, 2020, however the note was amended and the new maturity is May 31, 2021.The note bears interest at 10% and may be converted to the Company’s common stock at 50% of the lowest closing bid in the 20 trading days prior to notification of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium of $17,000 with a charge to interest expense for the notes. The note principal and put premium were $17,000, and $17,000, at June 30, 2020 and September 30, 2019. Accrued interest was $1,365, at June 30, 2020.

On December 30, 2018 the Company issued a promissory note to the CEO for a $400,000, cash loan. The note bears interest at 12% per annum, matures on January 7, 2024 and requires monthly payment of principal of $5,000 with a balloon payment at maturity. The principal and accrued interest balances were $367,500 and $57,019, as of March 31, 2020.

On April 14, 2020, the Company amended the above note first issued to Michael Bannon (the Company’s CEO) on December 30, 2018, in amount of $400,000, with a principal and interest balance of $367,500, and $66,819, respectively at June 30, 2020. The amendment adds conversion terms, which state the note principal and interest may be converted to common stock at 50% of the lowest closing bid price during thirty days prior to conversion, and reduces the interest rate to 10%, and extends the maturity date to January 7, 2024. The change in conversion terms has been treated as a debt extinguishment and the new note is considered a stock settled debt under ASC 480, and put premium of $367,500 has been recognized with a charge to loss on debt extinguishment.

On January 19, 2019 the Company issued a, promissory note to the CEO for a $200,000, cash loan. The note bears interest at 12% per annum, matures on September 23, 2021 and requires monthly payments of $2,500 principal. The outstanding principal and accrued interest are $171,750 and $20,105 at June 30, 2020.

On April 14, 2020, the Company amended the note first issued to Michael Bannon (the Company’s CEO) on January 19, 2019, in amount of $200,000, with a principal and interest balance of $195,000, and $17,947, respectively at March 31, 2020. The amendment adds conversion terms, which state the note principal and interest may be converted to common stock at 50% of the lowest closing bid price during thirty days prior to conversion, and reduces the note interest rate to 10%, and extends the maturity date to April 15, 2026. The change in conversion terms has been treated as a debt extinguishment and the new note is considered a stock settled debt under ASC 480, and put premium of $195,000 has been recognized with a charge to loss on debt extinguishment. Following the partial conversion on April 14, 2020, the note principal balance is $171,750 and the premium is $171,750 at June 30, 2020.

On July 1, 2019, the Company entered into a purchase order financing agreements with an entity controlled by the Company’s CEO (“Pike Falls”) for a cash advances to Howco. The advances are to be for 100% of the face value of the purchase orders to be repaid with accounts receivable related to the sales of the products underlying the purchase orders. Pike Falls receives 4% of the purchase price for the first 45 days and .00086% per day thereafter on the unpaid balance. The principal and interest balance was $69,391, at April 15, 2020.

On April 15, 2020, the Company issued a convertible note payable to Michael Bannon (the Company’s CEO) in the principal amount of $69,391, in replacement for the amounts owed to an entity controlled by Mr. Bannon (above) The new note interest rate is 10%, and it matures on January 31, 2022. The new note principal and interest may be converted into the Company’s common stock at 50% of the lowest closing bid price in the thirty days preceding the conversion notice. This issuance is treated as a debt extinguishment of the old note and the new note conversion terms have been treated as stock settled debt under ASC 480, and put premium of $69,391 has been recognized with a charge to interest expense.

NOTE 9 - CONVERTIBLE NOTES PAYABLE AND ADVISORY FEE LIABILITIES

The senior secured credit facility note balance and convertible debt balances consisted of the following at June 30, 2020 and September 30, 2019:

	June 30, 2020	September 30, 2019
Principal	$6,320,580	$6,207,266
Premiums	1,741,264	1,623,445
Unamortized discounts	(5,178)	(2,981)
	$8,056,666	$7,827,730

For the nine months ended June 30, 2020 and 2019, amortization of debt discount on the above convertible notes amounted to $3,803 and $5,717, respectively.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

As of June 30, 2020 and September 30, 2019, the Company had issued 539, shares of common stock in satisfaction of the $850,000 advisory fee in accordance with the terms of the agreement, such shares being issued in September 2016. The proceeds from the sale of the 539, shares were to be applied to the $850,000 advisory fee due. Based upon the value of the shares, at the time the lender sells the shares, the Company may be required to redeem unsold shares for the difference between the $850,000 and the lender’s sales proceeds. Accordingly, the $850,000 was reflected as a current liability through December 31, 2017. In January 2018, in connection with a settlement agreement (see below), the accrued advisory fee was reclassified to the principal balance of the replacement Convertible Note. Through the date of the settlement agreement and through September 30, 2019 and June 30, 2020, the lender had not reported any proceeds from the sale of these shares (see below). Prior to the settlement agreement in January 2018, notwithstanding anything contained in the Agreement to the contrary, in the event the Lender has not realized net proceeds from the sale of Advisory Fee Shares equal to at least the Advisory Fee by the earlier to occur of: (A) September 13, 2017; (B) the occurrence of an Event of Default; or (C) the Maturity Date, then at any time thereafter, the Lender shall have the right, upon written notice to the Borrower, to require that the Borrower redeem all Advisory Fee Shares then in Lender’s possession for cash equal to the Advisory Fee, less any cash proceeds received by the Lender from any previous sales of Advisory Fee Shares, if any within five (5) Business Days from the date the Lender delivers such redemption notice to the Borrower.

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

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The Credit Agreement was amended such that the maturity date was extended to January 13, 2019 (the “Extended Maturity Date”) for replacement Note B, while the Note A maturity date remained at March 13, 2018 but was due as of March 2017 due to the principal and interest payment default discussed above. Notwithstanding anything contained in this Agreement to the contrary, all obligations owing by the Company and all other Credit Parties under the Credit Agreement, First Replacement Note B, and all other Loan Documents shall be paid in full by the Extended Maturity Date as follows: $52,500 per month from January 13, 2018 to December 13, 2018 and the remaining principal and accrued interest on January 13, 2019. Interest payments made since the amendment have totaled $323,440 and are therefore not in accord with that amendment. However, TCA has received payments under the 3(a) (10) settlement (below) totaling $308,100 during the year ended September 30, 2018, and another $270,320, during the year ended September 30, 2019. The principal balance was $4,788,642 at September 30, 2018.

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

At June 30, 2020 the principal of the Note B portion was $5,326,285, accrued interest was $939,460 and the Note A principal subject to the 3(a) (10) court order was $421,587. During the nine months ended June 30, 2020, the Company has not paid interest or principal and Livingston Asset Management (under the 3(a) (10) settlement) has not made any payments to TCA.

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

On January 30, 2018 pursuant to the Liability Purchase Term Sheet, the TCA Replacement Note A in the principal amount of $1,000,000 was purchased by Livingston Asset Management LLC (“Livingston”) from the original lender. Principal of Replacement Note A is due to Livingston with all then accrued but unpaid interest due to the original lender. In accordance with the terms of the Settlement Agreement, the Court was advised of Company’s intention to rely upon the exception to registration set forth in Section 3(a) (l0) of the Securities Act to support the issuance of its common shares and the Court held a fairness hearing regarding the issuance on March 12, 2018. Following entry of an Order by the Court which occurred on March 12, 2018, in settlement of the claims, the Company shall issue and deliver to Livingston shares of its common stock (the “Settlement Shares”) in one or more tranches as necessary, and subject to adjustment and ownership limitations as set forth in the Settlement Agreement, sufficient to generate proceeds such that the aggregate Remittance Amount equals the Claim Amount. The Company will issue free trading shares of its common stock under section 3(a) (10) of the Securities Act to Livingston in the amount of such judgment in a series of tranches so that Livingston will not own more than 9.99% of our outstanding shares per tranche. The parties reasonably estimate that the fair market value of the Settlement Shares to be received by Livingston is equal to approximately $1,666,667 which is based on a discount of 40%.

In the nine months ended June 30, 2020, there were no 3(a) (10) issuances. As of June 30, 2020, there have been seventeen issuances under section 3(a) (10) of the Securities Act totaling 1,374,885 shares; 1,273,261, in 2019, and 101,624, in 2018, which have been recorded at par value with an equal charge to additional paid-in capital. On November 17, 2019, 194,520 of the shares issued under the 3(a) (10) were cancelled at the request of Livingston. The value originally recorded as a liability remains in the convertible note balance, until these shares have been sold and reported to the Company by the lender as part of the Make-Whole provision at which time the proceeds value of such shares are reclassified to additional paid-in capital. During the year ended September 30, 2019, proceeds of $270,320 were remitted to TCA by Livingston and applied to reduce the liability with corresponding credits to additional paid in capital. $180,618 of debt premium was credited to additional paid in capital in conjunction with the payments to TCA. At June 30, 2020 the balance of $421,587 along with related debt premium of $281,054 are included in convertible notes payable on the balance sheet.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

On March 7, 2018 the Company entered into a placement agent and advisory agreement with Scottsdale Capital Advisors in connection with the Livingston liability purchase term sheet executed on November 15, 2017. The placement agent services fee amounted to $15,000 payable to Scottsdale Capital Advisors in the form of a convertible note. The note matures six months from the date of issuance and shall accrue interest at the rate of 10% per annum. The $15,000 note is convertible into shares of the Company’s common stock at a discount of 30% of the low closing bid price for the twenty trading days prior to the conversion and is not subject to any registration rights. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $6,429 with a charge to interest expense. The note has not been converted and the principal balance is $15,000, at both June 30, 2020 and September 30, 2019, with $3,915, and $2,789, of accrued interest, respectively. As the note has matured it is technically in default. Under the terms of the note no default interest or penalties accrue.

Other Convertible Debt

On November 9, 2017, the Company received a first tranche payment of $75,500 under the terms of a Securities Purchase Agreement dated October 25, 2017, with Crown Bridge Partners, LLC (“Crown Bridge”) under which the Company issued to Crown Bridge a convertible note in the principal amount of $105,000 and a five-year warrant to purchase 100, shares of the Company’s common stock at an exercise price of $350, as a commitment fee which is equal to the product of one-third of the face value of each tranche divided by $350. Under the terms of the note Crown Bridge was to receive “right of first refusal” for any subsequent loans or notes to fund the Company. The Company violated this covenant when funding was received from other sources without offering Crown Bridge the opportunity to participate. On December 20, 2017 the Company cured this covenant violation by issuing 200 additional warrants which have the same exercise price and terms of the original warrants. The warrants have full ratchet price protection and cashless exercise rights.

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

On March 1, 2019, the Company received a second tranche advance under the Crown Bridge Partners, LLC, master note dated October 25, 2017, for principal amount of $35,000, including covered fees and original issue discount totaling $5,000. Under the conversion terms of the above note, the holder is entitled to a 35% discount plus an additional 10% discount based on the conversion rights of certain other note holders. Therefore a discount of 45% is assumed for any conversions of this note tranche. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $28,636 with a charge to interest expense. The original issue discount and fees charged were treated as debt discount and will be amortized to financing expenses over the term of the note. Following conversions during the nine months ended June 30, 2020 the principal balance and debt premium balances were reduced and the unamortized debt discount was $0, at June 30, 2020. The principal was increased by charges of $17,500 for technical default effective June 30, 2020 and an additional put premium was calculated to be $26,250. The default charge and the put premium were charged to interest expense of June 30, 2020. The conversion discount increased to 60% as a result of the default. The principal and accrued interest were $36,544 and $5,382, respectively at June 30, 2020.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Under the terms of the June 1, 2018 consulting and services agreement with Livingston Asset Management, LLC, as amended on July 1, 2019, Livingston is to receive $20,000, per month including $3,000 cash and $17,000 in promissory notes. The notes bear interest of 10% per annum and mature in six month. The promissory notes issued after February 28, 2020 are convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the 30 trading days prior to conversion. The notes having a conversion feature are treated as stock settled debt under ASC 480 and a debt premium of $17,000 is recognized as interest expense on note issuance date.

Convertible notes were issued to Livingston as follows:

March 1, 2020 - $17,000;

April 1, 2020 - $17,000;

May 1, 2020, $17,000; and

June 1, 2020 - $17,000.

Accrued interest totaled $1,344 as of June 30, 2020.

On August 29, 2018 the Company entered into an agreement with a legal firm to provide securities related and other legal services. Under the agreement the Company will issue convertible notes with varying principal amounts for services. The first note was issued on August 29, 2018, for $6,000, interest of 12%, and a maturity date of February 28, 2019. The conversion feature allows for conversion into common shares at the lesser of: a) 70% of the share price on the date of the note; or b) 50% of the lowest bid price during the 30 trading days preceding the date of the notice of conversion. In connection with the issuance of this Note, the Company determined that the terms of the Note contain a conversion formula that caused variations in the conversion price resulting in the treatment of the conversion option as a bifurcated derivative to be accounted for at fair value. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair values of the embedded conversion option derivatives were determined using the Binomial valuation model. $10,435 was recognized as derivative liability with $6,000 charged to debt discount and $4,035 charged to derivative expense on issuance. The debt discount of $6,000 will be amortized to interest expense to the maturity date of the note. At March 31, 2019 the derivative fair value was determined to have decreased to $8,881. As the note reached its maturity date no further fair value adjustments will be recorded. For the nine months ended June 30, 2019, the $5,000, balance of the debt discount was charged to interest expense and debt discount balances was $0. The following notes have been issued to the law firm, each having six month term to maturity and 12% annual interest but a change in the conversion terms such that a fixed discount of 50% of the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premiums equal to the face value of the notes with a charge to interest expense. The note principal amount was charged to professional fees during the month the note was issued. All notes issued prior to December 31, 2019, have reached their maturity and therefore are in technical default have a default interest rate of 18%.

September 4, 2018, $10,000 – Sold and assigned to Trillium Partners LP and fully converted as of June 30, 2020;

September 18, 2018, $6000– Sold and assigned to Trillium Partners LP, and fully converted as of June 30, 2020;

October 18, 2018, $6,000 – Sold and assigned to Trillium Partners LP and fully converted as of June 30, 2020;

November 18, 2018, $6,000 – Sold and assigned to Trillium Partners LP and fully converted as of June 30, 2020;

December 18, 2018, $6,000 – Sold and assigned to Trillium Partners LP, the unconverted balance was $4,100 at June 30, 2020;

January 18, 2019, $6,000 – Sold and assigned to Trillium Partners LP on March 11, 2020;

February 18, 2019, $6,000 – Sold and assigned to Trillium Partners LP on March 11, 2020;

March 18, 2019, $6,000 – Sold and assigned to Trillium Partners LP on March 11, 2020;

April 18, 2019, $6,000 – Sold and assigned to Trillium Partners LP on May 28, 2020;

May 18, 2019, $6,000 – Sold and assigned to Trillium Partners LP on May 28, 2020;

June 18, 2019, $6,000 – Sold and assigned to Trillium Partners LP on May 28, 2020;

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

July 18, 2019, $6,000;

August 18, 2019, $6,000;

September 18, 2019, $6,000;

October 18, 2019, $6,000;

November 18, 2019, $6,000;

December 18, 2019, $6,000;

January 18, 2020, $6,000;

March 18, 2020, $6,000;

April 18, 2020, $6,000;

May 18, 2020, $6,000; and

June 18, 2020, $6,000.

With the exception of the note issued on September 18, 2018 (as described above) none of the other notes issued for legal services have been converted and the total accrued interest due is $10,743 at June 30, 2020, of which $2,971 is owed to Trillium Partners LP and $7,780, is owed to the attorney.

On November 13, 2018, the Company issued a convertible promissory note for $90,000 to a vendor in settlement of approximately $161,700 of past due amounts due for services. The note bears interest at 5%, matures on June 30, 2019 and is convertible into the Company’s common stock at 50% of the lowest closing bid price during the 20 trading days immediately preceding the notice of conversion. The note matured on June 30, 2019, there is no default penalty associated with the note. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $90,000 with a charge to interest expense for the notes. The unconverted principal, premium and accrued interest were $90,000, $90,000, and $12,233 as of June 30, 2020.

On March 4, 2019, the Company issued a convertible promissory note to Redstart Holdings Corporation in the amount of $78,000. The note bears interest at 10%, matures on December 31, 2019, includes legal fees of $3,000 and is convertible at 35% discount to the average of the lowest two prices observed in the 15 days prior to the issuance of a conversion notice. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $42,000 with a charge to interest expense for the notes. The fees charged were treated as debt discount and will be amortized to financing expenses over the term of the note. During the three months ended December 31, 2019, Redstart converted principal totaling $15,000, into 214,286, shares of common stock. On December 31, 2019, the Company received a default notice and demand for payment of the amounts due under this convertible note. The Company recognized the default penalty of $31,500, as additional principal along with the calculated put premium of $22,810, with charges to interest expense. During the nine months ended June 30, 2020, Redstart converted all principal and accrued interest into shares of common stock. The principal, premium and accrued interest balances were $0, $0, and $0, and debt discount was fully amortized, at June 30, 2020.

On April 20, 2020, the Company issued a convertible promissory note to Geneva Roth Remark Holdings for $60,000, for $57,000, cash and fees of $3,000 (treated as OID to be amortized over the life of the note) having a 10% annual interest rate, maturity of April 20, 2021, and conversion right to a 42% discount to the lowest traded price in the 20 days prior to delivery of a conversion notice. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, and recognized the put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. Principal, put premium and accrued interest were $60,000, $43,448 and $1,167, respectively at June 30, 2020.

On May 14, 2020, the Company issued a convertible promissory note for $35,000 issued to Tri-Bridge Ventures LLC for a cash loan of $35,000. The note has a one year maturity, 8% annual interest and can be converted to common stock at the contracted price of 60% of the lowest daily traded price during the 10 days prior to delivery of a conversion notice. The Company has treated the convertible note in accordance with ASC 480 Stock Settled Debt, and recognized the put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The note principal put premium and accrued interest in $35,000, $23,333 and $356, respectively at June 30, 2020.

On June 9, 2020, the Company issued a convertible promissory note in the amount of $53,000 to Geneva Roth Remark Holdings Inc. The Company received $50,000, in cash on June 10, 2020 with $3,000, being retained for legal and underwriting fees which will be treated as OID and be amortized to interest expense over the term of the note. The note matures on June 10, 2021, bears interest at 10%, with a 22% default interest rate and may be converted at 58% of the lowest closing bid price in the 20 days preceding a conversion. The Company will treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $38,379 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The accrued interest was $305 at June 30, 2020.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Note Amendments, Assignments and Restatements

Attorney Fee Notes

Beginning on February 10, 2020, the attorney (above fee notes) began selling and assigning the notes issued to him in payment of monthly retainer and other agreed upon securities matters. As indicated above notes issued on September 4, & 18, October, November, December, 18, 2018 and January, February, March, April, May and June 18, 2019 were sold along with all related accrued unpaid interest. Note assignments were effected through Securities Transfer Agreements dated February 10 & 14, March 11 and May 28, 2020.

Livingston Asset Management LLC – Fee Notes

On November 1, 2019, Livingston Asset Management LLC amended the terms of the monthly fee notes issued between December 1, 2018 through September 30, 2019, totaling $136,375, in principal such that the notes are no longer convertible into common stock. The principal balance of $136,375 was reclassified to notes and loans payable and the related put premiums totaling $136,375 were recognized as gains on debt extinguishment on the date of the amendment.

The $85,375 of principal from the Livingston Asset Management LLC notes issued December 1, 2018 through June 1, 2019, along with $8,475 of accrued interest were sold and assigned to Alpha Capital Anstalt, on February 20, 2020. The assigned notes became convertible as of the date of the assignment by virtue of an agreement between the Company and the new note holder. The terms of the notes provide for conversion of principal and accrued interest at a 50% discount to the lowest closing bid price over the 20 days prior to conversion. The notes have been accounted for as stock settled debt under ASC 480, and put premium of $93,850 has been recognized with a charge to interest expense. During the three months ended June 30, 2020, $2,200 of the principal was converted into common stock.

In April 2020, Livingston Asset Management LLC, sold and assigned its September 30, 2019, promissory notes to Tri-Bridge Ventures, LLC. The principal balance of $51,000 and accrued interest of $2,571 acquired at the date of the assignment. Tri-Bridge fully converted all principal and accrued interest by June 16, 2020.

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

On November 1, 2019, Trillium Partners LP amended the terms of the notes issued July 12, 2019, such that the note is no longer convertible into common stock. The principal balance of $10,000 was reclassified to notes and loans payable and the related put premium totaling $10,000 was recognized as gains on debt extinguishment on the date of the amendment.

The note issued to Trillium Partners LP, on July 12, 2019 was sold and assigned to Alpha Capital Anstalt on February 20, 2020. The assigned note became convertible as of the date of the assignment by virtue of an agreement between the Company and the new note holder. The terms of the note provide for conversion of principal and accrued interest at a 50% discount to the lowest closing bid price over the 20 days prior to conversion. The note matured on January 11, 2020 and therefore the default interest rate is 24%. The note has been accounted for as stock settled debt under ASC 480, and put premium of $10,395 was recognized with a charge to interest expense. The note balance and premium were $10,000 and accrued interest was $1,342, at June 30, 2020.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 10 – PROMISSORY NOTES AND LOANS PAYABLE

The balance sheet presentation of loans and notes payable totaling $643,521 includes the items described below.

On August 15, 2019, the Company entered into a lending arrangement with Fora Business Loans, LLC for financing at Howco with Bantec as co-borrower, with a principal amount of $210,000. Howco received $146,250, in cash, $3,750 was charged to expenses and $60,000 was charged to original issue discount to be amortized over the life of the arrangement. Under the terms of the agreement Fora receives 245 payments of $854, for each business day followed by a final payment of $853. The lending agreement includes security interests in Howco assets and a personal guarantee from the CEO of the Company. Following a second arrangement with Fora, (see below), the principal balance is $0, at June 30, 2020.

On September 18, 2019, the Company entered into a sale of future revenues arrangement with PIRS Capital, LLC for Howco with a purchase amount of $195,840. Howco received $149,541, as the purchase price in cash, $3,459 was charged to expenses and $42,840 was recorded as original issue discount to be amortized over the life of the arrangement. Under the terms of the agreement PIRS receives 172 payments of $1,139, for each business day to be repaid from the accounts receivable related to the future revenues: The lending agreement includes security interests in Howco assets and a personal guarantee from the CEO of the Company. This sale of future revenues is treated as debt and the principal balance was fully paid through regular payments, at June 30, 2020.

On June 1, 2018 the Company entered into a consulting and services arrangement with Livingston Asset Management. The arrangement provides for financial management services including accounting and related periodic reporting among other advisory services. The agreement was amended on July 1, 2019 regard payment terms. Under the amended agreement the Company will issue to Livingston Asset Management Fee Notes having principal of $17,000, interest of 10% per annum, maturity of six or seven months. The Company will also pay $3,000 in cash due on the first of each month. Following the assignments the principal and accrued interest of the promissory notes held by Lexington totaled, $85,000 and $4,618, respectively at June 30, 2020. (Refer to Note 9)

On October 1, 2019, the Company issued a promissory note to Livingston Asset Management LLC, for $17,000, under the terms of the agreement above. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in six months. At June 30, 2020, accrued interest was $1,209.

On November 1, 2019, the Company issued a promissory note to Livingston Asset Management LLC, for $17,000, under the terms of the agreement above. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in six months. At June 30, 2020, accrued interest was $1,607.

On December 1, 2019, the Company issued a promissory note to Livingston Asset Management LLC, for $17,000, under the terms of the agreement above. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in six months. At June 30, 2020, accrued interest was $925.

On January 1, 2020, the Company issued a promissory note to Livingston Asset Management LLC, for $17,000, under the terms of the agreement above. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in six months. At June 30, 2020, accrued interest was $780.

On February 1, 2020, the Company issued a promissory note to Livingston Asset Management LLC, for $17,000, under the terms of the agreement above. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in six months. At June 30, 2020, accrued interest was $638.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

On January 28, 2020, the Company’s subsidiary Howco entered into a Payment Rights Purchase and Sale Agreement financing with EBF Partners, LLC, (merchant cash advance or “MCA”) with a principal amount of $208,500. Howco received $147,355, in cash, net of original issue discount of $58,500, and legal and other fees totaling $2,645, which will be amortized to interest expense over the term of the financing. The CEO is a personal guarantor for the MCA. Howco will make payments each business day by way of an ACH withdrawal of $1,489, for 140 payments. The loan is secured by receipts from future revenue transactions. The principal balance was $47,657, with an unamortized debt discount of $3,304, having a net balance of $44,353, as of June 30, 2020.

On April 7, 2020, the Company through Howco, entered into a bank loan which is guaranteed by the Small Business Administration under the Paycheck Protection Plan for $220,709. The loan has a maturity of 24 months and an interest rate of .98%, which starts accruing on April 7, 2020. The loan will be forgiven provided the terms of forgiveness upon submission of a valid application for loan forgiveness. The terms call for Howco to use 75% of the funded amount for payroll costs. Howco has put in place controls designed to ensure compliance with the terms of forgiveness. The amount forgiven will be recognized as gain on debt extinguishment. Any amount that is not forgiven is to be paid over the 18 months following the 6 month deferral period.

On June 2, 2020, the Company entered into a financing arrangement through its subsidiary Howco with Fora Financial Business Loans, LLC. Howco is to receive $150,000 less legal and underwriting fees of $3,750 and prior loan payoff amount of $40,975. A total of $210,000 will be paid by direct debit of Howco’s bank account of $854, for 245 daily installments payments. The Company will recognize a principal amount of $210,000 with debt discounts of $63,750, and liquidate the principal balance and related discounts from the 2019 financing. The Company’s CEO is a personal guarantor on financing facility. As of June 30, 2020, the principal balance is $196,341, with unamortized debt discount of $52,883, having a net balance of $143,458.

On June 17, 2020, the Company through Howco, entered into a loan directly with the Small Business Administration for $150,000. The loan term is thirty years and begins amortization one year from the date of promissory note to be issued upon funding. Amortization payments are $731 per month and include interest and principal of 3.75% from the date of funding. The loan is secured by the assets of Howco. As of June 30, 2020, the principal balance is $150,000 and accrued interest is $203.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 11 - STOCKHOLDERS’ DEFICIT

Preferred Stock

As of June 30, 2020, the Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, with designations, voting, and other rights and preferences to be determined by the Board of Directors of which 4,999,750 remain available for designation and issuance.

As of June 30, 2020 and September 30, 2019, the Company has designated 250 shares of $0.0001 par value Series A preferred stock, of which 250 shares are issued and outstanding. These preferred shares have voting rights per shareholder equal to the total number of issued and outstanding shares of common stock divided by 0.99.

Common Stock

On January 30, 2019 the Company’s shareholders approved an increase in authorized common stock to 6,000,000,000 from 1,500,000,000, which became effective February 24, 2019. On August 6, 2019, the Company filed amendments with the Secretary of the State of Delaware, amending its articles of incorporation to execute a reverse stock split of 1 share for every 1,000 shares outstanding, and changing its name to Bantec, Inc. The name change and the stock split became effective in February 2020, and the transfer agent adjusted the outstanding shares for the reverse split on February 10, 2020. All share and per share related amounts in the accompanying consolidated financial statements and footnotes have been retroactively adjusted for all periods presented to recognize the reverse split. As of June 30, 2020 and September 30, 2019 there were 124,823,560, and 3,255,346, shares outstanding, respectively.

Stock Incentive Plan

The Company established its 2016 Stock Incentive Plan (the “Plan”) that permits the granting of incentive stock options and other common stock awards. The maximum number of shares available under the Plan is 100,000, shares. The Plan is open to all employees, officers, directors, and non-employees of the Company. Options granted under the Plan will terminate and may no longer be exercised (i) immediately upon termination of an employee or consultant for cause or (ii) one year after termination of employment, but not later than the remaining term of the option. As of June 30, 2020, 82,245 awards remain available for grant under the Plan.

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

On October 7, 2019, the Company entered into a one year agreement for professional services for a one-time fee to be paid with 25,000 common shares of restricted stock the services relate mostly to investor relations through internet media. The shares were valued at $.10 per share based on the value of the services to be received for total expense of $2,500, charged to professional fees. An additional 25,000 shares were authorized and issued to the service provider during the three months ended June 30, 2020. The shares were valued at $108.

On December 31, 2019, the Company approved the issuance of 120,000 restricted common shares to Tirado Partners for the prior three months investor relation services. The shares were valued at $12,000, and charged to professional fees.

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

JUNE 30, 2020

(Unaudited)

Shares of Common Stock Issued for Conversion of Convertible Notes Payable

In total 121,473,786 shares of common stock were issued upon conversion of convertible notes and accrued interest during the nine months ended June 30, 2020 as follows:

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

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

On April 29, 2020, Redstart Holdings, converted a $5,800, of their note issued on March 2, 2019, for 1,054,545, shares of common stock, at the contracted price of $0.0055.

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

JUNE 30, 2020

(Unaudited)

On May 22, 2020, the Company issued 2,100,000, shares of common stock to Crown Bridge Partners, as it converted principal of $2,440, and $500, in fees on its convertible note dated March 1, 2019, at the contractual rate of $.00144 per share.

On May 25, 2020, Redstart Holdings, converted $3,800, of their note issued on March 2, 2019, for 1,461,333, shares of common stock, at the contracted price of $0.0024.

On May 26, 2020, Redstart Holdings, converted $3,500, of their note issued on March 2, 2019, for 1,458,333, shares of common stock, at the contracted price of $0.0024.

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

On June 8, 2020, Redstart Holdings, converted $8,800, of their note issued on March 2, 2019, for 4,000,000, shares of common stock, at the contracted price of $0.0022.

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

JUNE 30, 2020

(Unaudited)

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

On June 26, 2020, Trillium Partners LP, the holder through assignment of the October 18, November 18 and December 18, 2018, fee notes issued to an attorney for services was issued 5,072,843, shares of common stock at the contracted price of $0.00115 per share. Principal of $3,300, accrued interest of $1,528, and conversion fees of $1,005, were converted.

On June 26, 2020, Trillium Partners LP, the holder through assignment of the October 18, November 18 and December 18, 2018, fee notes issued to an attorney for services was issued 6,140,157, shares of common stock at the contracted price of $0.00115 per share. Principal of $4,600, accrued interest of $1,456, and conversion fees of $1,005, were converted.

Related Party Conversions

On April 14, 2020, the Company’s CEO was issued 15,000,000 shares of restricted common stock in conversion of $23,250 in principal on the note issued January 19, 2019 as amended on April 14, 2020 at the contractual price of $0.016.

Debt premiums of $169,604 were reclassified to additional paid in capital in conjunction with the conversions above.

Stock Options

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period.

There were no options granted under the 2016 Stock Incentive Plan for the three months ended June 30, 2020.

For the nine months ended June 30, 2020 and 2019, the Company recorded $63,531, and $198,290, of compensation and consulting expense related to stock options, respectively. Total unrecognized compensation and consulting expense related to unvested stock options at June 30, 2020 amounted to $288,676. The weighted average period over which share-based compensation expense related to these options will be recognized is approximately ..75 year.

For the nine months ended June30, 2020 and year ended September, 2019, a summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2018	18,505	220.00	8.46	-	-
Forfeited	(750)	-	-	-	-
Outstanding at September 30, 2019	17,755	220.00	7.18	-	-
Outstanding at June 30, 2020	17,755	220.00	5.71	-	-
Exercisable at June 30, 2020	14,277	220.00	2.19	-	-

All options were issued at an options price equal to the market price of the shares on the date of the grant.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Warrants

On September 9, 2016, 500 5-year warrants exercisable at $10, per share were issued as part of the consideration for the Howco acquisition. These warrants were valued at aggregate of $180,000.

On November 9, 2017, the Company received a first tranche payment of $75,500 under the terms of a Securities Purchase Agreement dated October 25, 2017, with Crown Bridge under which the Company issued to Crown Bridge a convertible note in the principal amount of $105,000 and a five-year warrant to purchase 100 shares of the Company’s common stock at an exercise price of $350, as a commitment fee which is equal to the product of one-third of the face value of each tranche divided by $350. On December 20, 2017 an additional 200 warrants were issued as a penalty and in order to entice Crown Bridge to waive its right of first refusal to provide additional financing under the terms of their convertible note. A debt discount of $44,036 was recorded for the relative fair market value of the total 300, warrants and amortized to interest expense as of September 30, 2018. The warrants have full ratchet price protection and cashless exercise rights (See Note 9). The warrant includes an anti-dilution clause that was triggered on June 4, 2018. On June 4, 2018 an unrelated convertible note holder became entitled to convert their note into common shares at a 60% discount to the stock’s market price. The anti-dilution provision trigger in the warrant agreement entitled Crown Bridge to exercise its warrants under a formula that increased the number of common shares to 29,167 at a price of $3.60 per share. Due to the fact that the number of shares and exercise price can change due to market changes in the price of the common stock the Company has concluded to treat the warrants as derivatives and to revalue that derivative at each reporting date. Therefore a derivative liability of $261,484 with a charge to additional paid in capital was recorded on June 4, 2018. As of June 30, 2020, the warrant value was evaluated and the warrant holder is entitled to exercise its warrants for 47,910,830 common shares and the related derivative liability is $119,031.

For the nine months ended June 30, 2020, a summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at September 30, 2019	1,198,270	$.40	4.1	$-	$71,867
Anti-dilution adjustment	46,712,830
Outstanding and exercisable at June 30, 2020	47,910,830	$.001	2.36	-	$150,919

NOTE 12 - DEFINED CONTRIBUTION PLAN

In August 2016, the Company established a qualified 401(k) plan with a discretionary employer matching provision. All employees who are at least twenty-one years of age and no minimum service requirement are eligible to participate in the plan. The plan allows participants to defer up to 90% of their annual compensation, up to statutory limits. Employer contributions charged to operations for the nine months ended June 30, 2020 and 2019 was $0 and $0, respectively.

The Company’s subsidiary, Howco, is the sponsor of a qualified 401(k) plan with a safe harbor provision. All employees are eligible to enter the plan within one year of the commencement of employment. Employer contributions charged to expense for the nine months ended June 30, 2020 and 2019 was $26,631 and $26,113, respectively.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 13 - RELATED PARTY TRANSACTIONS

On October 1, 2016, the Company entered into employment agreements with two of its officers. The employment agreement with the company’s President and CEO provides for annual base compensation of $370,000 for a period of three years, which can, at the Company’s election, be paid in cash or Common Stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity provision for the equivalent of 12 months’ base salary, and an additional one-time severance payment of $2,500,000 upon termination under certain circumstances, as defined in the agreement. The employment agreement with the Company’s Treasurer and CFO provides for annual base compensation of $250,000 for a period of three years, which can, at the Company’s election, be paid in cash or Company Common Stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity grants, provision for the equivalent of 12 months’ base salary and an additional one-time severance payment of $1,500,000 upon termination under certain circumstances, as defined in the agreement. On July 10, 2017, the CFO of the Company who was also a member of the Board resigned. Pursuant to the employment agreement, this employee is not eligible for the one-time severance payment of $1,500,000 and accordingly, the final balance of accrued wages due to this former CFO as of July 10, 2017 of approximately $93,000 is included in accrued expenses on the accompanying consolidated balance sheet at June 30, 2020 and September 30, 2019.

On September 16, 2019, the employment agreement with the President/CEO and discussed above was modified to provide salary of $624,000, and an annual bonus of 3% of net income. At the Company’s discretion, salary and bonus may be paid in cash or stock and payment may be deferred.

During 2016, Company entered into an employment agreement with the Company’s former Chief Strategy Officer which provided for annual base compensation of $400,000 for a period of three years and provided for other additional benefits as defined in the agreement including a signing bonus of $100,000 payable during the first year of employment. On July 7, 2017, the former Chief Strategy Officer and member of the Board was terminated. His 7,500, options were subsequently forfeited. On December 20, 2018 a settlement agreement was put in place which accounted for all amounts owed under the terms of the employment agreement. (Refer to Note 14)

On March 28, 2017, the Company entered into an at-will employment agreement with Matthew Wiles as General Manager of Howco. Under the terms of the employment agreement, Mr. Wiles’ compensation is $140,000 per annum and he also will be eligible for a bonus of 10% of Howco’s gross profits over $1.25 million to be paid in cash after the annual financial statements have been completed and, if applicable, audited for filing with the SEC. Mr. Wiles will also receive options to acquire 250,000 shares of the Company’s common stock, vesting over five years in equal amounts on the anniversary date of his Employment Agreement. On September 16, 2019, Mr. Wiles’ employment agreement was modified to provide salary of $275,000, and an annual bonus of 2% of net income. At the Company’s discretion, salary and bonus may be paid in cash or stock and payment may be deferred.

Shares of Common Stock Issued to CEO

On April 14, 2020, the Company’s CEO was issued 15,000,000 shares of restricted common stock in conversion of $23,250 in principal on the note issued January 19, 2019 as amended on April 14, 2020 at the contractual price of $0.016.

The Company has certain convertible notes payable to related parties (see Note 8).

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters

On February 6, 2018 the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that the previous owners took excessive amounts of cash from the business prior to the close of the merger. On March 13, 2018 the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. On July 22, 2019, the Company was granted a dismissal without prejudice of the lawsuit filed against the previous owners of Howco. The Company and the previous owners are in discussion to settle the matter as of June 30, 2020.

In connection with the merger in fiscal 2016, with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the Company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

On February 11, 2019, the Supreme Court of the State of New York issued a summons to the former CFO of the Company, to appear before the court to answer the Company’s complaint seeking payment under a personal guarantee of the defendant to provide half of any compensation paid to the former Chief Strategy Officer. The Company is seeking $300,000 from the defendant relating to the November 27, 2018 settlement agreement with the former Chief Strategy Office for $600,000. The former CFO has responded to the suit and has filed a motion to dismiss the Company’s suit during August of 2019. The judge presiding ruled to dismiss the defendant’s motion. Currently, the discovery process is underway, and a trial date will be set sometime in October.

On April 10, 2019, a former service provider filed a complaint with three charges with the Superior Court Judicial District of New Haven, CT seeking payment for professional services. The Company has previously recognized expenses of $218,637, which remain unpaid in accounts payable. The Company has retained an attorney who is currently working to address the complaint. On August 9, 2019 the Company filed a motion to dismiss the charge of unjust enrichment. The judge granted the Company’s motion to dismiss. The Company, through its attorney, is working to negotiate a settlement. Currently, the courts are closed.

During the year ended September 30, 2019, two vendors (The Equity Group and Toppan Vintage) have asserted claims for past due amounts of approximately $59,000, arising from services provided. The Company has fully recognized in accounts payable the amounts associated with these claims and expects to resolve the matters to satisfaction of all parties.

The Impact of COVID-19

The Company is a wholesale vendor to the Department of Defense through its wholly owned subsidiary, Howco and is directly involved in distribution and integration of advanced low altitude UAV systems, services and products. Both the wholesale vendor and the integration/distribution aspects of the Company’s business have been affected due to the COVID-19 social distancing requirements mandated by the federal, state and local governments where the Company’s operations occur.  For some businesses, like the Company’s, much of the integration and distribution of its core products and delivery of its core services cannot always be done through “virtual” means, and even when this is possible, it requires significant capital and time to achieve. Sales and shipments at Howco have continued at a slightly lower rate than during the three months ended June 30, 2019. It is anticipated that there may be a higher impact of the COVID-19 being realized during the quarter ending September 30, 2020, the Company cannot yet fully assess the financial impact of the related restrictions.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Settlements

On January 29, 2018, the Company entered into a settlement agreement and mutual release with a vendor who had provided public relations and other consulting services whereby the Company shall pay to this vendor an aggregate amount of $60,000 of which $30,000 was paid on February 2, 2018. The Company was to have paid ten monthly payments of $3,000 per month beginning on February 29, 2018. The vendor is to return 400 common shares of the Company’s common stock which will be cancelled upon satisfaction of the liability. The liability is recorded at $21,000 as of June 30, 2020 and September 30, 2019. The Company is in discussion with the vendor to address the past due amounts.

On November 13, 2018 the Company and a vendor agreed to settle $161,700 in past due professional fees for a convertible note in the amount of $90,000. The note bears interest at 5% and matures in July 2019, and has a fixed discount conversion feature. The note is now past due and remains unconverted at June 30, 2020; however there is no default interest of penalty associated with the default. The accrued balance as accounts payable of $71,700, was recognized as a gain on debt extinguishment upon receipt of the waiver and release from the vendor.

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

As of June 30, 2020, the Company has received demand for payment of past due amounts for services by several consultants and service providers.

Commitments

Lease Obligations

The Company entered into an agreement with a manufacturer in Pismo Beach, California. The agreement provides for certain services to be provided by the manufacturer as needed by the Company. The agreement has an initial term of three years with one year renewals. In connection with this agreement, the Company has agreed to sublease space based in San Luis Obispo, California from the manufacturer for the purposes of the development and manufacturing of unmanned aerial vehicles. The lease provides for base monthly rent of approximately $15,000 for the initial term to be increased to $16,500 per month upon extension. The lease term begins February 1, 2017 and expires January 31, 2019 with the option to extend the term an additional 24 months. However, the Company never took possession of the premises and in July 2017, the Company made a decision to not take possession of the premises. The Company is in default of the rent payments and had received oral demand for payments. As of June 30, 2020, the Company has not made any of the required monthly rent payments in connection with this agreement. During fiscal 2017, the Company had expensed and accrued into accounts payable the remaining amounts due under the term of the lease for a total accrual of $360,000 pursuant to ASC 420-10-30. This balance remains accrued as of June 30, 2020 and September 30, 2019.

On April 16, 2020 the Company’s subsidiary Howco renewed its office and warehouse lease in Vancouver, WA for a term commencing on June 1, 2020 extending through June 1, 2023 at an initial monthly rent of approximately $5,154. The lease requires monthly payments including base rent plus CAM with annual increases.

The Company recognized a right-of-use asset of and a lease liability of $156,554, which represents the present value of the minimum lease payments using a discount rate of 10% on date of the lease renewal in accordance with ASC 842. The asset and liability will be amortized as monthly payments are made and lease expense will be recognized on a straight line basis over the term of the lease.

Future minimum lease payments under non-cancelable operating leases at June 30, 2020 are as follows:

Years ending September 30,	Amount
2020	15,462
2021	62,185
2022	63,369
2023	42,929
Total minimum non-cancelable operating lease payments	$183,945

For the nine months ended June 30, 2020 and 2019, rent expense amounted to $45,891 and $44,461, respectively.

In December 2019, the Company relocated its primary office to 195 Paterson Avenue, Little Falls, New Jersey, under a one-year lease with a renewal option having monthly payments of $500.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Profit Sharing Plan (for Howco)

On April 13, 2018, Howco announced to its employees a Company-wide profit sharing program. The employee profit share is equal to their annual salary divided by the Company’s total annual payroll and multiplied by 10% of net income for the fiscal year. During the nine months ended June 30, 2020 and 2019 the employees earned approximately $0 and $6,000, under this plan.

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

NOTE 15 - CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At June 30, 2020, cash in bank did not exceed the federally insured limits of $250,000. The Company has not experienced any losses in such accounts through June 30, 2020.

Economic Concentrations

Most all inventory purchases, sales and accounts receivable are recorded in the books of the Company’s wholly owned subsidiary Howco, therefore the following disclosure related to economic concentrations is taken from Howco’s records and reflect only that information in relative terms.

With respect to customer concentration, one customer accounted for approximately 73.7%, of total sales for the nine months ended June 30, 2020. Two customers accounted for approximately 51% and 15% of total sales for the nine months ended June 30, 2019.

With respect to accounts receivable concentration, four customers accounted for 35%, 25%, 17% and 11% of total accounts receivable at June 30, 2020. Two customers accounted for 37.4% and 37.1% % of total accounts receivable at September 30, 2019.

With respect to supplier concentration, two suppliers accounted for approximately 22.9% and 13.4% of total purchases for the nine months ended June 30, 2020. Two suppliers accounted for approximately 20% and 17% of total purchases for the nine months ended June 30, 2019.

Foreign sales totaled approximately $7,200 for the nine months ended June 30, 2020. Foreign sales totaled approximately $40,000 for the nine months ended June 30, 2019.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 16 - SUBSEQUENT EVENTS

On July 20, 2020, the Company submitted an amendment to its registration statement filed on Form S-1 in response to comments on its original filing on June 8, 2020. The Company requested accelerated status and the registration statement became effective on July 23, 2020. The offering provides for the issuance of up to 1,500,000.000 shares of common stock at a price of $.00175, under subscriptions. The Company will use the proceeds for working capital and may seek to expand the business through investment.

Subscription Under S-1 Offering

On July 29, 2020, Trillium Partners LP was issued 30,250,000 shares of common stock at the offering price for a total of $52,938, in proceeds to the Company under the S-1 offering by subscription.

Convertible Notes Issued

On July 1, 2020, the Company issued a convertible promissory note to Livingston Asset Management for services in the amount of $17,000. The note bears interest at 10%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion. The Company will treat the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $17,000 as put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note.

On July 10, 2020, the Company entered into an agreement with Geneva Roth Remark Holdings Inc. to issue a convertible promissory note in the amount of $53,000. The Company received $50,000, in cash on July 15, 2020 with $3,000, being retained for legal and underwriting fees which will be treated as debt discount and be amortized to interest expense over the term of the note. The note matures on July 10, 2021, bears interest at 10%, with a 22% default interest rate and may be converted at 58% of the lowest closing bid price in the 20 days preceding a conversion. The Company will treat the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $38,380 as put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note.

On July 18, 2020, the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12% and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion. The Company will treat the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $6,000 as put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note.

On August 1, 2020, the Company issued a convertible promissory note to Livingston Asset Management for services in the amount of $17,000. The note bears interest at 10%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion. The Company will treat the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $17,000 as put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note.

Shares Issued for Conversion of Convertible Notes Payable

On July 14, 2020, Trillium Partners LP, the holder through assignment of the October 18, November 18 and December 18, 2018, fee notes issued to an attorney for services was issued 4,447,722, shares of common stock at the contracted price of $0.00115 per share. Principal of $4,100, accrued interest of $44, and conversion fees of $1,005, were converted. Following this conversion the balance of the three assigned notes was $0.

On July 14, 2020, Trillium Partners LP, the holder through assignment of the January 18, February 18 and March 18, 2019, fee notes issued to an attorney for services was issued 7,312,600, shares of common stock at the contracted price of $0.00115 per share. Principal of $6,000, accrued interest of $1,404, and conversion fees of $1,005, were converted.

On July 22, 2020, the Company issued 6,700,000, shares of common stock to Crown Bridge Partners, as it converted principal of $5,128, and $500, in fees on its convertible note dated March 1, 2019, at the contractual rate of $.00084 per share.

On July 23, 2020, Trillium Partners LP, the holder through assignment of the January 18, February 18 and March 18, 2019, fee notes issued to an attorney for services was issued 12,997,096, shares of common stock at the contracted price of $0.00115 per share. Principal of $12,000, accrued interest of $1,351, and conversion fees of $1,005, were converted. The principal and accrued interest balances on the three assigned notes was fully converted following this conversion.

BANTEC, INC. (f/k/a BANTEK, INC.) AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Related Party Issuances - Conversion

On July 24, 2020, the CEO, was issued 150,000,000, restricted shares of common stock in conversion of $152,040 of principal and $5,460 of accrued interest on his January 19, 2019, note having an original principal amount of $200,000. The shares were priced at $.00105, in accordance with the conversion terms within the amendment on April 14, 2020. Following the conversion the principal was fully liquidated.

JUNE 30

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

Overview

Bantec, Inc. is a product and service company that sells to the U.S> government, state governments, municipalities, hospitals, universities, manufacturers and other commercial building owners. Bantec, Inc. also provides product procurement, distribution, and logistics services through its wholly-owned subsidiary, Howco Distributing Co., to the United States Department of Defense and Defense Logistics Agency. The Company has operations Vancouver, Washington. The Company continues to seek strategic acquisitions and partnerships with UAV firms that offer superior technologies in high-growth markets, as well as acquisitions and partnerships to further its sales and profit growth.

Liquidity and Capital Resources

As of June 30, 2020, we had $679,632 in current assets, including $246,171 in cash, compared to $1,064,665 in current assets, including $149,832 in cash, at September 30, 2019. Current liabilities at June 30, 2020, totaled $16,148,896, compared to $14,697,003, at September 30, 2019. The decrease in current assets from September 30, 2019 to June 30, 2020 is primarily due to decreases in accounts receivable of approximately $416,535, a decrease in inventory of approximately $64,427 partially offset by an increase in cash of approximately $96,340. The increase in current liabilities from September 30, 2019 to June 30, 2020, of approximately $1,549,535, is primarily due to the increases in: accrued expenses of approximately $1,313,500, and convertible notes and related premium of approximately $229,000. We must raise cash to implement our strategy to grow and expand per our business plan. We anticipate over the next 12 months the cost of being a reporting public company will be approximately $250,000.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	Nine Months Ended June 30, 2020	Nine Months Ended June 30, 2019
Net Cash Provided by (Used in) Operating Activities	$(95,906)	$(883,551)
Net Cash Used in Investing	-	(15,606)
Net Cash Provided by Financing Activities	$192,245	$832,641
Net Increase (Decrease) in Cash	$96,339	$(66,516)

Results of Operations

Three months Ended June 30, 2020 and 2019

We generated sales of $1,144,893 and $2,176,773 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $1,031,880, or 47%. For the three months ended June 30, 2020 and 2019, we reported cost of goods sold of $831,922 and $1,995,511, respectively, a decrease of 1,163,589, or 59%. The decrease in sales and cost of goods sold for the 2020 period as compared to the 2019 period is due to lower sales in current period due to liquidity issues and by our efforts to increase gross margins by reducing sales of lower margin products. Gross margins improved from 8.3% to 27.3% due to a new packaging line of business. While management’s focus on increasing gross margins has impacted sales levels, we believe that the Company is situated to capture greater sales without incurring significant fixed costs through three initiatives.

For the three months ended June 30, 2020 and 2019, we reported selling, general, and administrative expenses of $615,596 as compared to $657,883, a decrease of $42,287, or 6%. For the three months ended June 30, 2020 and 2019, selling, general, and administrative expenses consisted of the following:

	For the Three Months ended	For the Three Months ended
	June 30, 2020	June 30, 2019
Compensation and related benefits	$470,461	$359,483
Professional fees	71,424	201,378
Other selling, general and administrative expenses	73,711	97,022
Total selling, general and administrative expenses	$615,596	$657,883

The increase in selling, general, and administrative costs for the 2020 period as compared to the 2019 period was due to the increase in compensation partially offset by decreases in professional fees and in other selling, general and administrative partially offset by higher compensation related costs due to increases in officer compensation.

For the three months ended June 30, 2020 and 2019, amortization and depreciation expense amounted to $2,772 and $69,400, respectively, and related to the depreciation of demonstration drones in the 2020, period and depreciation and amortization of intangible assets during the 2019, period.

For the three months ended June 30, 2020 and 2019, other income (expense) amounted to ($1,910,195) and ($457,366), respectively, an increase of $1,452,829, or 318%. The increase was attributable amendments of related and third party notes giving rise to losses on debt extinguishment of $1,475,580 in current period. The amendments, adding or amending conversion terms, allow the company to settle these obligations with common stock instead of cash.

As a result, we reported net losses of $2,215,592, or $0.043 per common share, and $1,650,147, or $0.73 per common share, for the three months ended June 30, 2020 and 2019, respectively.

Nine months Ended June 30, 2020 and 2019

We generated sales of $3,623,323 and $8,589,148 for the nine months ended June 30, 2020 and 2019, respectively, a decrease of $4,965,825, or 57.8%. For the nine months ended June 30, 2020 and 2019, we reported cost of goods sold of $2,799,918 and $7,745,605, respectively, a decrease of $4,945,687, or 64%. The decrease in sales and cost of goods sold for the 2020 period as compared to the 2019 period is due to liquidity issues and ceasing our sales of certain low margin products from certain vendors. Gross margin improved from 9.8% to 22.7% in the nine months ended in June 30, 2020, compared to the 2019 period. This is due primarily to a new packaging line of business with low cost expenditures, which now represents 7.2% of sales for the nine months ended June 30, 2020. While management’s focus on increasing gross margins has impacted sales levels, we believe that the Company is situated to recapture sales without incurring significant fixed costs through three initiatives. Efforts are underway to market an expanded suite of Howco product lines on the east coast. We are expanding product offerings with high tech tactical gear to regular federal government entities (Howco lines of business), adding the high tech tactical gear to our traditional drone assemblies along with newer more rapidly deployed drones focused on municipalities and lastly we are adding construction contracting.

For the nine months ended June 30, 2020 and 2019, we reported selling, general, and administrative expenses of $2,063,919 as compared to $2,338,524, a decrease of $274,605, or 11.7%. For the nine months ended June 30, 2020 and 2019, selling, general, and administrative expenses consisted of the following:

	For the Nine Months ended	For the Nine Months ended
	June 30, 2020	June 30, 2019
Compensation and related benefits	$1,349,102	$1,115,932
Professional fees	512,222	876,056
Other selling, general and administrative expenses	202,595	346,536
Total selling, general and administrative expenses	$2,063,919	$2,338,524

The decrease in selling, general, and administrative costs for the 2020 period as compared to the 2019 period was due to decreases in professional fees and other selling, general and administrative expenses of approximately $228,669 and $143,941, with a partially offset due to an increase in compensation costs of $233,170, due to officer compensation agreement amendments.

For the nine months ended June 30, 2020 and 2019, depreciation and amortization expense amounted to $8,316 and $207,091, respectively, and related to only depreciation expense in the 2020 period and to depreciation and amortization of intangible assets, during 2019 period.

For the nine months ended June 30, 2020 and 2019, other income (expense) amounted to ($2,487,824) and ($1,383,727), respectively, an increase of $1,104,097 or 79.8%. The increase was primarily attributable to losses on debt extinguishment of $1,318,092, which arose due to amendments of related party promissory notes during the current period including the amortization of related discounts and accretion of premiums.

As a result, we reported a net loss of $1,521,063 or $0.42 per common share, and $3,732,559, or $1.79 per common share, for the nine months ended June 30, 2020 and 2019, respectively.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended June 30, 2020, the Company has incurred a net loss of $3,736,655 and provided cash in operations of $95,906. The working capital deficit, stockholders’ deficit and accumulated deficit was $15,469,264, $18,097,384 and $30,483,106, respectively, at June 30, 2020. On September 6, 2019 the Company received a default notice on its payment obligations under the senior secured credit facility agreement, defaulted on its Note Payable – Seller in September 2017, and as of June 30, 2020 has received demands for payment of past due amounts from several consultants and service providers. On December 30, 2019, Redstart Holdings Corp, notified the Company of its default on Redstart’s February 27, 2019, convertible note payable and charged a default penalty of 50% of the then outstanding balance. Several other notes have reached their maturity date without being paid and are therefore in technical default. Some of the defaulted notes have default interest rates between 18% and 24%. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has been implementing cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its secured obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2020, our disclosure controls and procedures were not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 6, 2018 the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that the previous owners took excessive amounts of cash from the business prior to the close of the merger. On March 13, 2018 the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. On July 22, 2019, the Company was granted a dismissal without prejudice of the lawsuit filed against the previous owners of Howco. The Company and the previous owners are in discussion to settle the matter as of June 30, 2020.

On February 11, 2019, the Supreme Court of the State of New York issued a summons to the former CFO of the Company, to appear before the court to answer the Company’s complaint seeking payment under a personal guarantee of the defendant to provide half of any compensation paid to the former Chief Strategy Officer. The Company is seeking $300,000 from the defendant relating to the November 27, 2018 settlement agreement with the former Chief Strategy Office for $600,000. The former CFO has responded to the suit and has filed a motion to dismiss the Company’s suit during August of 2019. The judge presiding ruled to dismiss the defendant’s motion. Currently, the discovery process is underway, and a trial date will be set sometime in October.

On April 10, 2019, a former service provider filed a complaint with three charges with the Superior Court Judicial District of New Haven, CT seeking payment for professional services. The Company has previously recognized expenses of $218,637, which remain unpaid in accounts payable. The Company has retained an attorney who is currently working to address the complaint. On August 9, 2019 the Company filed a motion to dismiss the charge of unjust enrichment. The judge granted the company’s motion to dismiss. The company, through its attorney, is working to negotiate a settlement. Currently, the courts are closed.

During the year ended September 30, 2019, two vendors (The Equity Group and Toppan Vintage) have asserted claims for past due amounts of approximately $59,000, arising from services provided. The Company has fully recognized in accounts payable the amounts associated with these claims and expects to resolve the matters to satisfaction of all parties, at June 30, 2020

ITEM 1A. RISK FACTORS

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

On June 26, 2020, Trillium Partners LP, the holder through assignment of the October 18, November 18 and December 18, 2018, fee notes issued to an attorney for services was issued 5,072,843, shares of common stock at the contracted price of $0.00115 per share. Principal of $3,300, accrued interest of $1,528, and conversion fees of $1,005, were converted.

On June 26, 2020, Trillium Partners LP, the holder through assignment of the October 18, November 18 and December 18, 2018, fee notes issued to an attorney for services was issued 6,140,157, shares of common stock at the contracted price of $0.00115 per share. Principal of $4,600, accrued interest of $1,456, and conversion fees of $1,005, were converted.

On July 14, 2020, Trillium Partners LP, the holder through assignment of the October 18, November 18 and December 18, 2018, fee notes issued to an attorney for services was issued 4,447,722, shares of common stock at the contracted price of $0.00115 per share. Principal of $4,100, accrued interest of $44, and conversion fees of $1,005, were converted. Following this conversion the balance of the three assigned notes was $0.

On July 14, 2020, Trillium Partners LP, the holder through assignment of the January 18, February 18 and March 18, 2019, fee notes issued to an attorney for services was issued 7,312,600, shares of common stock at the contracted price of $0.00115 per share. Principal of $6,000, accrued interest of $1,404, and conversion fees of $1,005, were converted.

On July 22, 2020, the Company issued 6,700,000, shares of common stock to Crown Bridge Partners, as it converted principal of $5,128, and $500, in fees on its convertible note dated March 1, 2019, at the contractual rate of $.00084 per share.

On July 23, 2020, Trillium Partners LP, the holder through assignment of the January 18, February 18 and March 18, 2019, fee notes issued to an attorney for services was issued 12,997,096, shares of common stock at the contracted price of $0.00115 per share. Principal of $12,000, accrued interest of $1,351, and conversion fees of $1,005, were converted.

Related Party Issuances - Conversions

On April 14, 2020, the Company’s CEO was issued 15,000,000 shares of restricted common stock in conversion of $23,250 in principal on the note issued January 19, 2019 as amended on April 14, 2020 at the contractual price of $0.016.

On July 24, 2020, the CEO, was issued 150,000,000, restricted shares of common stock in conversion of $152, 040 of principal and $5,460 of accrued interest on his January 19, 2019, note having an original principal amount of $200,000. The shares were priced at $.00105, in accordance with the conversion terms within the amendment on April 14, 2020. Following the conversion the principal was fully liquidated.

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

The issuances of the above securities were made in reliance upon exemptions from registration available under Section 3(a) (10) of the Securities Act, among others, as transactions not involving a public offering. This exemption was claimed on the basis that these transactions did not involve any public offering and the purchasers in each offering were accredited or sophisticated and had sufficient access to the kind of information registration would provide. In each case, appropriate investment representations were obtained and certificates representing the securities were issued with restrictive legends.

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

On March 1, 2020, the Company issued a convertible promissory note to Livingston Asset Management for services in the amount of $17,000. The note bears interest at 10%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion. The Company treated the convertible note in accordance with ASC 48 Stock Settled Debt, and recognized the put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note.

On March 18, 2020 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

 On April 1, 2020, the Company issued a convertible promissory note to Livingston Asset Management for services in the amount of $17,000. The note bears interest at 10%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion. The Company treated the convertible note in accordance with ASC 48 Stock Settled Debt, and recognized the put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note.

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

 On May 1, 2020, the Company issued a convertible promissory note to Livingston Asset Management for services in the amount of $17,000. The note bears interest at 10%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion. The Company treated the convertible note in accordance with ASC 48 Stock Settled Debt, and recognized the put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note.

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

 On June 1, 2020, the Company issued a convertible promissory note to Livingston Asset Management for services in the amount of $17,000. The note bears interest at 10%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion. The Company treated the convertible note in accordance with ASC 48 Stock Settled Debt, and recognized the put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note.

On June 9, 2020, the Company issues a convertible promissory note in the amount of $53,000 to Geneva Roth Remark Holdings Inc. The Company received $50,000, in cash on June 10, 2020 with $3,000, being retained for legal and underwriting fees which will be treated as OID and be amortized to interest expense over the term of the note. The note matures on June 10, 2021, bears interest at 10%, with a 22% default interest rate and may be converted at 58% of the lowest closing bid price in the 20 days preceding a conversion. The Company will treated the convertible note in accordance with ASC 48 Stock Settled Debt, recognizing $38,379 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The accrued interest was $305 at June 30, 2020.

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

On July 1, 2020, the Company issued a convertible promissory note to Livingston Asset Management for services in the amount of $17,000. The note bears interest at 10%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion. The Company will treat the convertible note in accordance with ASC 48 Stock Settled Debt, recognizing the put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note.

On July 10, 2020, the Company entered into an agreement with Geneva Roth Remark Holdings Inc. to issue a convertible promissory note in the amount of $53,000. The Company received $50,000, in cash on July 15, 2020 with $3,000, being retained for legal and underwriting fees which will be treated as OID and be amortized to interest expense over the term of the note. The note matures on July 10, 2021, bears interest at 10%, with a 22% default interest rate and may be converted at 58% of the lowest closing bid price in the 20 days preceding a conversion. The Company will treat the convertible note in accordance with ASC 48 Stock Settled Debt, recognizing the put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note.

On July 18, 2020, the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12% and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion. The Company will treat the convertible note in accordance with ASC 48 Stock Settled Debt, recognizing the put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note.

On August 1, 2020, the Company issued a convertible promissory note to Livingston Asset Management for services in the amount of $17,000. The note bears interest at 10%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion. The Company will treat the convertible note in accordance with ASC 48 Stock Settled Debt, recognizing the put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note.

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

On April 7, 2020, the Company through Howco, entered into a loan directly with the Small Business Administration under the Paycheck Protection Plan for $220,709. The loan has a maturity of 24 months and an interest rate of .98%. The loan will be forgiven provided the terms of forgiveness upon submission of a valid application for loan forgiveness. The terms call for Howco to use 75% of the funded amount for payroll costs. Howco has put in place controls designed to ensure compliance with the terms of forgiveness. The amount forgiven will be recognized as gain on debt extinguishment. Any amount that is not forgiven is to be amortized over the 18 months following the 6 month deferral period.

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

On November 1, 2019, Trillium Partners LP amended the convertible notes payable issued by the Company for cash loan on July 12, 2019, to relinquish the conversion of feature of the note held by Trillium. The Company recognized $10,000 from a gain on debt extinguishment as premiums recorded for stock settled debt (charged as interest expense at the date of note origination) are reclassified. The note was sold and assigned to Alpha Capital Anstalt on February 20, 2020.

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

On April 15, 2020, the Company issued a convertible note payable to Michael Bannon (the Company’s CEO) in the principal amount of $69,391, in exchange for the amounts owed to an entity controlled by Mr. Bannon. The Company’s wholly owned subsidiary Howco, had borrowed a total of $69,391, under the terms of a purchase order financing agreement with Pike Falls. The note interest rate is 10%, and it matures on January 31, 2022. Following the issuance of the new note, Bantec, Inc. will have a direct liability to Mr. Bannon in the amount of $69,391, and Howco will have fixed liability to the parent company of the same amount. The new note principal and interest may be converted into the Company’s common stock at 50% of the lowest closing bid price in the thirty days preceding the conversion notice. The conversion terms will be treated as stock settled debt under ASC 480, and put premium will be recognized with a charge to interest expense.

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

BANTEC, INC. (f/k/a BANTEK, INC.)

Dated: August 14, 2020	By:	/s/ Michael Bannon
Michael Bannon
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Bannon
Michael Bannon
Chief Financial Officer (Principal Financial Officer)