Form 10-K
period 2020-09-30
Bantec, Inc.
filed 2021-01-12
CIK 1704795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _____

COMMISSION FILE NUMBER: 000-55789

BANTEC, INC. f/k/a BANTEK, INC.

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming officers and directors are affiliates) was approximately $117,061 as of March 31, 2020, computed on the basis of the closing price on such date.

As of December 31, 2020, there were 1,010,278,197 shares of the registrant’s Common Stock outstanding.

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

i

ii

PART I

ITEM 1. BUSINESS

Organizational History

We were formed in Delaware on June 26, 1972 as OCR Corporation, underwent a series of name changes and businesses and on April 25, 2008 changed our name to Texas Wyoming Drilling, Inc. On January 26, 2016, we entered into an Equity Exchange Agreement (the “EEA”) whereby we acquired all of the issued and outstanding membership interests in Drone USA, LLC in exchange for 440,425 shares of our common stock and 250 shares of Series A preferred stock, subsequent and pursuant to our completing a 1-for-150 share reverse stock split on all issued and outstanding common stock which resulted in total issued and outstanding shares of common stock of 6,368 immediately prior to this issuance. In connection with the EEA, 1,253 shares of common stock were relinquished and an additional 44,043 shares of common stock were issued pursuant to a previous settlement agreement. In connection with the EEA, effective January 26, 2016, we accepted the resignation of Margaret Cadena, the former Chief Executive Officer and Board member, and Richard Kugelman, Dr. Robert Michet, and Dr. David Durkin, the remaining former officers and Board members, and appointed Michael Bannon as Chief Executive Officer, President, Chairman and Board member and Dennis Antonelos as Chief Financial Officer, Secretary, Treasurer, and Board member. Dennis Antonelos resigned as our CFO and as a member of our Board on July 10, 2017 and Michael Bannon was appointed as CFO. On May 19, 2016, we changed our name to Drone USA, Inc., we changed our ticker symbol to DRUS, and we completed a 1-for-12 share reverse stock split on all issued and outstanding common stock, with a record date of May 24, 2016, which resulted in total issued and outstanding shares of common stock of 40,842 on June 17, 2016 when all round lot issuances were completed. The company notified shareholders May 30, 2018 that it intended to increase the authorized shares from 200,000 to 1,500,000 and change the name to Bantek Inc. On February 24,, 2019, the company notified the shareholders that intended to increase the authorized shares from 1,500,000,000 to 6,000,000,000 shares. Bantek, Inc. filed a change of name to Bantec, Inc. and to effect a reverse stock split (of the common stock) of 1 for 1,000 on September 16, 2019, which became effective on February 10, 2020. . All share and per share data have been retrospectively adjusted for the effects of all reverse splits.

We are currently traded on the OTC Pink market under the symbol BANT.

On June 1, 2016, we entered into an agreement with BRVANT Technologic Solutions (“BRVANT”), a company in Brazil that develops and manufactures UAV systems, embedded systems and simulators for commercial and military customers. We acquired exclusive rights to BRVANT’s UAV technology and intellectual property relating to its UAV technology. As consideration for the agreement, Dr. Rodrigo Kuntz Rangel, BRVANT’s CEO, was appointed to the position of Chief Technology Officer (CTO) and issued a stock option grant for 2,000 shares of common stock in Drone USA. We have the option to acquire ownership of all outstanding capital stock of BRVANT for additional consideration of $1 million, but we have not made a decision to make that purchase at this time.

On September 9, 2016, Howco Distributing Co., (“Howco”) became a wholly owned subsidiary of Bantec, Inc. We acquired all of its issued and outstanding shares held by Paul Charles (“Chuck”) Joy and Kathryn B. Joy, the founders and officers of Howco, for $3,500,000, a warrant for 500 shares of Bantec, Inc. common stock with an exercise price of $10.00 per share, and earnout consideration, the funds for which were received from the TCA loan discussed below. We paid $2,600,000 in cash and issued a note to the sellers for $900,000. Howco is a supplier of spare and replacement parts to the United States Federal Government and commercial customers worldwide with expertise in Defense Logistics Agency, TACOM, NECO and other Department of Defense acquisition groups. Howco understands the entire contract and administration management process for Federal Government contracts and supply chain logistics for its Federal Government customers as well as prime contractors with Federal Government contracts. Prior to the acquisition, Howco reported revenues of approximately $18.78 million and $24.86 million, and net income of approximately $903,000 and $1,013,000, for the period from October 1, 2015 through September 9, 2016 and the year ended September 30, 2015, respectively. For the year ended September 30, 2020, two customers accounted for approximately 72%, and 11% of Howco’s total sales. Howco’s dependence on two significant customers, is a risk for its ability to maintain or increase its future revenues since the loss of one or both could have significant adverse financial consequences for Howco and Bantec, Inc.

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

The Impact of COVID-19

The Company is a wholesale vendor to the Department of Defense through its wholly owned subsidiary, Howco and is directly involved in distribution and integration of advanced low altitude UAV systems, services and products. Both the wholesale vendor and the integration/distribution aspects of the Company’s business have been affected due to the COVID-19 social distancing requirements mandated by the federal, state and local governments where the Company’s operations occur. For some businesses, like the Company’s, much of the integration and distribution of its core products and delivery of its core services cannot always be done through “virtual” means, and even when this is possible, it requires significant capital and time to achieve. During the year ended September 30, 2020 sales and shipments at Howco have continued at a lower rate than during the year ended September 30, 2019. It is anticipated that there may be a higher impact of the COVID-19 being realized during the year ended September 30, 2020, however the Company cannot assess the financial impact of the related COVID-19 restrictions as compared to other economic and business factors.

Growth Strategy

Our parent company intends to focus on raising capital to fund our expansion into the distribution, manufacturing and construction industries. Although we will continually look to grow organically, our primary form of growth will be through acquisition. We are looking for companies that will ultimately complement each other where we can cross sell our customers a wide variety of goods and services. For example, we are looking to purchase a distributor that will enable us to sell new products to the US government through our subsidiary Howco.

Drone Sales

Through our Drone USA website (droneusainc.com) and through limited direct selling efforts we offer police, fire, the US government drone programs. Our drone programs constitute selling our customers drones, drone accessories, drone training, drone services, counter-drone technology, certificates of authorization (COAs) and Waivers.

Acquisitions

We are looking to acquire companies in industries where we possess experience. For example, we would like to acquire companies in the construction, environmental, manufacturing and distribution industries. When acquired, we will initially run the companies as independent entities keeping their identities temporarily intact. When we are confident that we fully know the business and their customers, we will begin to bring them into the Bantec family changing their names to a Bantec division such as Bantec Air or Bantec Electrical. In the future, we may to look to franchise some of our divisions. This will make up our primary growth path. These are our intended divisions:

1.	Bantec Construction

2.	Bantec Air (Heating & Cooling)

3.	Bantec Electrical

4.	Bantec Distribution

5.	Bantec Manufacturing

Bantec Sanitizing

Through Bantec Sanitizing (a division of Bantec), we sell disinfecting products and equipment to facility owners in hospitals, universities, manufacturers and building owners. We sell through our website at bantec.store and currently we are in a hiring process for sales staff. As of September 30, 2020 there were no revenues for this business.

Howco’s Business

Howco is a premier supplier of spare and replacement parts to a wide variety of Federal Government agencies, U.S. military prime contractors and commercial customers worldwide. Founded in 1990 and located in Vancouver, Washington, Howco’s services encompass bid solicitation, contract management, packaging and logistics for construction, transportation, mining and heavy equipment spare and replacement parts to customers worldwide utilizing a wide variety of supply chain solutions. Howco was the winner of the 2012 United States’ Department of Defense Logistics Agency’s Bronze Supplier Award. Howco reported revenues of approximately $4.5 million and $10.3 million, and net (loss) income of approximately ($166,000) and ($3,748,500), for the year ended September 30, 2020 and 2019. The loss in fiscal 2019, includes the impairment expense for intangible assets of $3,420,624.

Howco’s Government Services Contracts

Howco enters into various types of contracts with our customers, such as Indefinite Delivery, Indefinite Quantity (IDIQ), Cost-Plus-Fixed-Fee (CPFF) Level of Effort (LOE), Cost-Plus-Fixed-Fee (CPFF) Completion, Cost-reimbursement (CR), Firm-Fixed-Price (FFP), Fixed-Price Incentive (FPI) and Time-and-Materials (T&M). The majority of Howco’s revenues are derived from FFP contracts.

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

Market Size

According to published reports one-third of the DoD budget request, $247.4 billion, is for procurement and research, development, test, and evaluation (“RDT&E”) in 2020. The U.S. Government spends a portion of this budget on the shipping of replacement parts annually.

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

Competition

Drone USA LLC

The competition for Drone USA consists mainly of resellers of drones we sell to law enforcement, fire departments security companies and the U.S. government. These competitors primarily are Amazon, Best Buy, Drone Nerds, SYNNEX and other distributors of drones. On the training front our competitors consist of SMG and other training suppliers,

Howco

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

Bantec Construction & Environmental

In the construction & environmental industries located in the tristate area there is a tremendous amount of competition. In all three states, we will encounter competition from both small and large contractors, and from union and non-union contractors.

Employees

We have ten full-time employees, one with Bantec and nine are with Howco, and three part-time employees with Howco. We have no labor union contracts and believe relations with our employees are satisfactory.

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

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time as we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act (“SOX”) requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

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

Given the limited revenues from sales of our drone products to date, we expect that Bantec, Inc. will need to obtain additional operating capital either through equity offerings, debt offerings or a combination thereof, in the future. In addition, if, in the future, we are not capable of generating sufficient revenues from operations and its capital resources are insufficient to meet future requirements, we may have to raise funds to allow us to continue to commercialize, market and sell our products. We presently have no committed sources of funding and we have not entered into any agreements or arrangements with respect to our fundraising efforts. We cannot be certain that funding will be available on acceptable terms or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct business. If we are unable to raise additional capital if required or on acceptable terms, we may have to significantly scale back, delay or discontinue the development and/or commercialization of our drone products, restrict our operations or obtain funds by entering into agreements on unattractive terms.

Our financial status raises doubt about our ability to continue as a going concern.

Our cash and cash equivalents were $164,014 at September 30, 2020. For the year ended September 30, 2020, the Company has incurred a net loss of $4,328,318 and used cash in operations of $491,000. The working capital deficit, stockholders’ deficit and accumulated deficit was $16,214,2813, $17,944,973 and $31,074,769, respectively, at September 30, 2020. Furthermore, on September 6, 2019, we received a default notice on our payment obligations under the senior secured credit facility agreement with TCA, defaulted on our note payable – Seller in September 2017 and have defaulted on other promissory notes and as of September 30, 2020, we have received several demands for payment of past due amounts for services from several consultants and service providers. These matters raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of our consolidated financial statements included elsewhere in this Form 10-K. Our ability to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. We continue to implement cost-cutting measures, raise equity through our effective S-1 private placement, restructure or repay our secured obligations and structure payment plans, if necessary, with vendors and service providers who are owed money. The accompanying consolidated financial statements elsewhere in this Form 10-K do not include any adjustments that might be required should we be unable to continue as a going concern. We continue to incur significant operating losses, and management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop and market our products. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to market our drone technology, continue with sales of equipment spare and replacement parts to the U.S. Government and commercial customers and raise additional capital.

Management believes that we have access to capital resources through possible public or private equity offerings, exchange offers, debt financings, corporate collaborations or other means. On July 23, 2020 our form S-1 became effective and since then we have issued shares for cash. Cash proceeds are been being utilized to reduce debt and fund current and planned operations. In addition, we continue to explore opportunities to strategically monetize our technology and our services, although there can be no assurance that we will be successful with such plans. We have historically been able to raise capital through equity and debt offerings, although no assurance can be provided that we will continue to be successful in the future. If we are unable to raise sufficient capital through 2021 or otherwise, we may be required to severely curtail, or even to cease, our operations.

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

We completed the Howco acquisition on September 9, 2016. Therefore, our limited consistent operating history makes it difficult for potential investors to evaluate our business or prospective operations and your purchase of our securities. Sales declines due to efforts to increase gross margin also impacted cash flow which in turn caused liquidity issues. The result has been that some vendors only accept purchase orders on cash on deliver basis. Therefore, we are subject to the risks inherent in the financing, expenditures, complications and delays inherent in a newly combined business. These risks are described below under the risk factor titled “Any future acquisitions that we may make could disrupt our business, cause dilution to our stockholders and harm our business, financial condition or operating results.”

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

Under the Credit Facility, effective September 13, 2016, with TCA Global Credit Master Fund, L.P. (“TCA”), we borrowed $3.5 million to acquire Howco and pay certain creditors. The initial loan was due 18 months from the date of the loan and an interest rate of 18% per annum and a default interest rate of 25% per annum. The note, accrued interest, contingency and advisory fees were restructured and as of September 30, 2020, we had approximately $5,326,285 in outstanding principal and $1,089,249 interest owed to TCA, in addition to $421,587, outstanding under the 3(a)(10) settlement agreement. Under the terms of the Credit Facility, all amounts due under it are secured by our assets, including the assets of Howco. As a result of being in default of our payment obligations under the Credit Facility, TCA could foreclose on its security interest and liquidate or take possession of some or all of these assets, which would harm our business, financial condition and results of operations and could require us to curtail, or even to cease, operations. It should be noted that TCA and its asset management company’ and its funds are in receivership. We are in negotiation to settle the obligation in favorable manner.

On September 6, 2019 the Company received a default notice on its payment obligations under the senior secured credit facility agreement from TCA. The Company has proposed a number of solutions including refinancing the debt with other parties. TCA’s funds and management companies are no longer operating and in receivership. The Company expects a favorable settlement following communication with the receiver.

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

We purchase products for resale from vendor partners, which include OEMs and wholesale distributors. We are authorized by vendor partners to sell all or some of their products via direct marketing activities. Our authorization with each vendor partner is subject to specific terms and conditions regarding such things as sales channel restrictions, product return privileges, price protection policies and purchase discounts. In the event we were to lose one of our significant vendor partners, our business could be adversely affected. As mentioned above a few vendors have put the Company on a cash on delivery basis.

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

Approximately 78% of our U.S. revenues from Howco’s operations have been from and will continue to be from sales and services rendered directly or indirectly to the U.S. Government. Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government programs, primarily defense-related programs with the Department of Defense (DoD), as well as a broad range of programs with the Department of Homeland Security, the intelligence community and other departments and agencies. Cost cutting including through consolidation and elimination of duplicative organizations and insurance has become a major initiative for DoD. The funding of our programs is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions. The overall level of U.S. defense spending increased in recent years for numerous reasons, including increases in funding of operations in Iraq and Afghanistan. However, with the winding down of both wars, defense spending levels are becoming increasingly difficult to predict and are expected to be affected by numerous factors. Such factors include priorities of the Administration and the Congress, and the overall health of the U.S. and world economies and the state of governmental finances.

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

As of the date of this Form 10-K, our executive officers and directors beneficially own approximately 16.34% of our shares of common stock and the CEO owns 250 shares of Series A preferred stock the voting rights for the Series A shares entitles the shareholder to voting rights equal to the number of common shares outstanding divided by .99 which will always grant the holder a majority voting capability. As a result, our executive officers and directors may be able to: elect or defeat the election of our directors, amend or prevent amendment to our certificates of incorporation or bylaws, effect or prevent a merger, sale of assets or other corporate transaction, and control the outcome of any other matter submitted to the shareholders for vote. Accordingly, our outside stockholders may be unable to influence management and exercise control over our business.

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

Our Form S-1 offering discloses the dilutive effect of the Company’s stock sales under that offering.

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

Bantec, Inc.

Our headquarters is located at 195 Paterson Ave, Little Falls, New Jersey 07424.

Howco

Howco has its principal office and warehouse at 6025 East 18th St, Vancouver, WA 98661. Howco entered into a lease on April 28, 2009 that was extended on May 15, 2017 and June 1, 2020 to May 31, 2023 for approximately 7,500 square feet for its office and warehouse. The lease provides for initial monthly rent of approximately $5,154 per month with annual rent escalations.

ITEM 3. LEGAL PROCEEDINGS

In connection with the merger with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

In response to the Complaint we filed July 12, 2017 against the former Chief Strategy Officer (“CSO”) in the United States District Court for the Central District of California (Case No. 2:17-cv-05124) seeking damages and injunctive relief for alleged violations of the Federal Trade Secrets Act and the California Trade Secrets Act, breach of his employment agreement, breach of his duty of good faith and fair dealing and violation of the California Business and Professional Code, the CSO filed an answer and counterclaim on July 31, 2017 seeking damages in the amount of $900,000 based on allegations of breach of his employment agreement by Bantec as well as additional amounts based on alleged libel and a demand for punitive damages. We entered into a settlement agreement with the CSO whereby the Company made payments totaling $600,000 beginning on December 20, 2018. The amount owed under the settlement was approximately $0, at September 30, 2020.

On February 6, 2018 the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that the previous owners took excessive amounts of cash from the business prior to the close of the merger. On March 13, 2018 the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. On July 22, 2019, the Company was granted a dismissal without prejudice of the lawsuit filed against the previous owners of Howco. The Company and the previous owners are in discussion to settle the matter as of September 30, 2020.

On February 11, 2019, the Supreme Court of the State of New York issued a summons to the former CFO of the Company, to appear before the court to answer the Company’s complaint seeking payment under a personal guarantee of the defendant to provide half of any compensation paid to the former Chief Strategy Officer. The Company is seeking $300,000 from the defendant relating to the November 27, 2018 settlement agreement with the former Chief Strategy Office for $600,000. The former CFO has responded to the suit and has filed a motion to dismiss the Company’s suit during August of 2019. The judge presiding ruled to dismiss the defendant’s motion. Currently, the Company is in discussion with the former CFO’s legal counsel to resolve the matter.

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

On December 30, 2020, a Howco vendor filed a lawsuit seeking payment of past due invoices totaling $276,430 and finance charges of $40,212. The Company has recorded the liability for the invoices in the normal course of business. Management at Howco as well as a consultant are in negotiation with the vendor and their legal counsel and expect to settlement the matter.

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

CALENDAR QUARTER ENDED	HIGH	LOW
December 31, 2020	$0.0051	$0.0021
September 30, 2020	$0.479	$0.00225
June 30, 2020	$0.045	$0.0023
March 31, 2020	$0.1799	$0.001

December 31, 2019	$0.2	$0.1
September 30, 2019	$0.3	$0.1
June 30, 2019	$0.6	$0.1
March 31, 2019	$3.10	$0.6

Holders

As of December 31, 2020, there were 1,010,278,197, shares of common stock outstanding, which were held by approximately 314 record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans as of December 31, 2020. There are no equity compensation plans that have not been approved by our security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	17,755	$220	82,245

Issuance of Unregistered Securities

Since June 30, 2020, the Company issued the following unregistered securities:

Subscription Under S-1 Offering

Between August 5, 2020 and September 30, 2020, Trillium Partners LP was issued 151,221,142 shares of common stock at the offering price for a total of $264,637, in proceeds to the Company under the S-1 offering by subscription.

Between October 7 and December 23, 2020, the Company issued 322,550,196 shares of common stock to Trillium Partners LP for $564,463 of cash under the terms of the S-1A offering statement.

Common Stock Issued for Employee Compensation

On October 22, 2020, the Company issued 1,000,000 shares of common stock to an employee, which were valued at $0.0034, based on the stock price on the date of the grant. The cost was charged to compensation expense.

On October 22, 2020, the Company issued 5,000,000 shares of common stock to an employee, which were valued at $0.0034, based on the stock price on the date of the grant. The cost was charged to compensation expense.

Shares Issued for non-employee Services

On October 22, 2020, the Company issued 10,000,000 shares of common stock to a consultant for services, which were valued at $0.0034, based on the stock price on the date of the grant. The cost was charged to consulting expense

Shares Issued for Conversion of Convertible Notes

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

On July 23, 2020, Trillium Partners LP, the holder through assignment of the January 18, February 18 and March 18, 2019, fee notes issued to an attorney for services was issued 12,997,096, shares of common stock at the contracted price of $0.00115 per share. Principal of $12,000, accrued interest of $2,617, and conversion fees of $1,005, were converted. The principal and accrued interest balances on the three assigned notes was fully converted following this conversion.

On August 28, 2020, the Company issued 10,000,000, shares of common stock to Crown Bridge Partners, as it converted principal of $8,500, and $500, in fees on its convertible note dated March 1, 2019, at the contractual rate of $.0009 per share.

On August 31, 2020, the Company issued 6,500,000, shares of common stock to Crown Bridge Partners, as it converted principal of $5,350, and $500, in fees on its convertible note dated March 1, 2019, at the contractual rate of $.0009 per share.

On August 31, 2020, the Company issued 17,000,000, shares of common stock to Crown Bridge Partners, as it converted principal of $14,800, and $500, in fees on its convertible note dated March 1, 2019, at the contractual rate of $.0009 per share.

Between October 26 – 30, 2020, Geneva Roth Remark Holdings Inc. converted principal of $60,000 and accrued interest of $3,000 from its convertible note dated April 20, 2020 into 36,006,192 shares of common stock at contracted prices. Following the conversions, the balance of principal and accrued interest was $0.

On November 24, 2020, Livingston Asset Management LLC converted principal of $17,000, accrued interest of $1,924 and fees of $1,025 into 16,623,800 shares of common stock at contracted prices. Following the conversion, the October 1, 2019 fee note principal and accrued interest were $0.

On December 1, 2020, Livingston Asset Management LLC converted principal of $17,000, accrued interest of $1,799 and fees of $1,025 into 16,503,483 shares of common stock at contracted prices. Following the conversion, the November 1, 2019 fee note principal and accrued interest were $0.

On December 11, 2020, Tri-Bridge Ventures LLC converted principal of $35,000 and accrued interest of $1,550 into 29,007,611 shares of common stock at contracted prices. Following the conversion, the May 14, 2020 note principal and accrued interest were $0.

On December 15, 2020, Livingston Asset Management LLC converted principal of $17,000, accrued interest of $1,770 and fees of $1,025 into 19,794,860 shares of common stock at contracted prices. Following the conversion, the December 1, 2019 fee note principal and accrued interest were $0.

On December 16, 2020, Alpha Capital Anstalt converted principal of $21,300, into 16,384,615 shares of common stock at contracted prices. Following the conversion, the February 20, 2020 securities purchase agreement note principal was $70,000.

Between December 15 – 16, 2020, Geneva Roth Remark Holdings Inc. converted principal of $53,000 and accrued interest of $2,650 from its convertible note dated June 9, 2020 into 46,375,000 shares of common stock at contracted prices. Following the conversions, the balance of principal and accrued interest was $0.

Related Party Conversions

On July 24, 2020, the CEO, was issued 150,000,000, restricted shares of common stock upon conversion of $157,500 of principal on his January 19, 2019, note having an original principal amount of $200,000. The shares were priced at $.00105, in accordance with the conversion terms within the amendment on April 14, 2020. Following the conversion the principal was fully liquidated.

Convertible Notes Issued

On July 1, 2020 the Company issued a convertible promissory note services to Livingston Asset Management LLC for $17,000. The note bears interest at 10%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 20 trading days immediately preceding the notice of conversion.

On July 10, 2020, the Company entered into an agreement with Geneva Roth Remark Holdings Inc. to issue a convertible promissory note in the amount of $53,000. The Company received $50,000, in cash on July 15, 2020 with $3,000, being retained for legal and underwriting fees which will be treated as debt discount and be amortized to interest expense over the term of the note. The note matures on July 10, 2021, bears interest at 10%, with a 22% default interest rate and may be converted at 58% of the lowest closing bid price in the 20 days preceding a conversion. The cross-default terms in the note only include defaults on notes issued to related parties of the note holder. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $38,379 as put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal and accrued interest balances were, $53,000 and $1,118 at September 30, 2020, respectively.

On July 18, 2020 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

On August 1, 2020 the Company issued a convertible promissory note services to Livingston Asset Management LLC for $17,000. The note bears interest at 10%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 20 trading days immediately preceding the notice of conversion.

On August 18, 2020 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

On August 25, 2020, the Company entered into a financing arrangement through its subsidiary Howco with IOU. Howco received $199,405 less fees of $595 and Original Issue Discount of $22,000 and deferred finance charges of $47,606, for a total of $70,201 to be amortized over the term of the note. A total of $269,606 will be paid by direct debit of Howco’s bank account of $5,173, for 52 weekly payments and 1 payment of $620. The Company recognized a principal amount of $269,606 with debt discounts of $70,201. The Company’s CEO is a personal guarantor on financing facility. As of September 30, 2020, the principal balance is $243,742, with unamortized debt discount of $58,110 having a net balance of $185,632.

On August 28, 2020, the Company issued a convertible promissory note in the amount of $104,000 to Geneva Roth Remark Holdings Inc. The Company received $100,500, in cash on August 28, 2020 with $3,500, being retained for legal and underwriting fees which will be treated as OID and be amortized to interest expense over the term of the note. The note matures on August 28, 2021, bears interest at 10%, with a 22% default interest rate and may be converted at 58% of the lowest closing bid price in the 20 days preceding a conversion. The cross-default terms in the note only include defaults on notes issued to related parties of the note holder. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $75,310 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal, premium and accrued interest were $104,000, $75,310 and $826 respectively at September 30, 2020.

On September 11, 2020, the Company issued a promissory note in the amount of $150,000 to Trillium Partners LP and received the fully amount of the note in cash. The note does not include any cross-default provisions. The note matures on March 31, 2021 and bears interest of 2%. The principal balance was $150,000 at September 30, 2020.

On September 18, 2020 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

On October 18, 2020 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

On November 2, 2020, the Company executed a convertible promissory note issued to Geneva Roth Remark Holdings for $53,500, having a 10% annual interest rate, maturity of November 2, 2021, and conversion right to a 40% discount to the lowest traded price in the 20 days prior to delivery of a conversion notice. The note was funded for $50,000, with $3,500, disbursed for legal and execution fees.

On November 18, 2020 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12% and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

On December 15, 2020, the Company executed a convertible promissory note issued to Geneva Roth Remark Holdings for $43,500, having a 10% annual interest rate, maturity of December 15, 2021, and conversion right to a 40% discount to the lowest traded price in the 20 days prior to delivery of a conversion notice. The note was funded for $40,000, with $3,500, disbursed for legal and execution fees.

On December 18, 2020 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12% and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

Related Party Note Issued by Howco

A promissory note was issued to the CEO on December 22, 2020 by Howco for $50,000, for a cash loan to Howco, having weekly payments of $2,580 for twenty-five weeks, which include a total of $14,500 of interest.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statement Notice

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Bantec, Inc. and Subsidiaries (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Overview

Bantec, Inc. is a distributor, construction, environmental and drone company. Through Howco Distributing Co, Bantec provides product procurement, distribution, and logistics services, to the United States Department of Defense and Defense Logistics Agency. The Company has operations based in Little Falls, New Jersey and Vancouver, Washington. The Company continues to seek strategic acquisitions and partnerships with distributor, construction, environmental and drone firms that offer growth opportunities in well established markets, as well as acquisitions and partnerships with firms that have complementary technologies, services, products and infrastructure.

Liquidity and Capital Resources

As of September 30, 2020, we had $593,405 in current assets, including $164,014 in cash, compared to $1,064,665 in current assets, including $149,832 in cash, at September 30, 2019. Current liabilities at September 30, 2020 totaled $16,807,686 compared to $14,697,003 at September 30, 2019. The decrease in current assets from September 30, 2019 to September 30, 2020 is primarily due to the decreases in accounts receivable of $442,339, inventory $73,959, partially offset by increases in prepaid expenses of $30,856 and cash of $14,182. The increase in current liabilities from September 30, 2019 to September 30, 2020 is primarily due to the increase in: accrued expenses and interest of $1,688,950 and convertible notes payable of approximately $483,000 primarily due to increased funding net of debt retirements, third party and government sponsored financing totaling $505,182, partially offset by decreases to accounts payable of approximately $331,000. While we have revenues as of this date, no significant construction, environmental or drone revenues are anticipated until we are implementing our full strategic plan of acquisitions and organic growth. We must raise cash to implement our strategy to grow and expand per our business plan. We anticipate over the next 12 months the cost of being a reporting public company will be approximately $250,000.

We are currently issuing shares under the S-1 offering but expect to raise additional proceeds with debt securities, and/or more loans, however if sufficient funding is not available we would be required to cease business operations. As a result, investors would lose all of their investment. Under the terms of our credit agreement with TCA, all potential new investments must first be reviewed and approved by TCA, which may constrain our options for new fundraising. However, we have been in contact with the receiver for the TCA management companies and funds and do not expect any such objections over investment opportunities.

We anticipate our short-term liquidity needs to be approximately $7,500,000 which will be used to satisfy certain of our existing current liabilities and we expect gross profits of approximately $1,500,000. To meet these needs, we intend to complete our equity financing and refinance or restructure certain existing liabilities. Once this is completed, and we implement our sales and marketing plan to sell UAV products, we anticipate minimal long-term liquidity needs which we expect to meet through equity financing or short-term borrowings.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	Year Ended September 30, 2020	Year Ended September 30, 2019
Net Cash Used in Operating Activities	$(491,000)	$(1,105,330)
Net Cash Used in Investing Activities	$-	$(15,606)
Net Cash Provided by Financing Activities	$505,182	$1,162,322
Net (Decrease) Increase in Cash	$14,182	$41,386

Results of Operations

Year Ended September 30, 2020 and 2019

We generated sales of $4,455,186 and $10,287,214 for the years ended September 30, 2020 and 2019, respectively. For the years ended September 30, 2020 and 2019, we reported cost of goods sold of $3,351,438 and $9,191,809, respectively. The decrease in sales and cost of goods sold for the 2020 period is primarily due to liquidity shortfalls impacting inventory availability and management’s focus on higher margin sales at Howco. This effort has increased gross margin by approximately 14%.

For the years ended September 30, 2020 and 2019, we reported selling, general, and administrative expenses of $2,830,140 as compared to $3,019,292, a decrease of $189,152 or 6%. . For the year ended September 30, 2020, selling, general, and administrative expenses consist primarily of professional and consulting fees of approximately $756,900, payroll costs of approximately $1,793,000, other expenses of approximately $179,000, rent of approximately $68,000, and travel related costs of approximately $33,000. For the year ended September 30, 2019, selling, general, and administrative expenses consist primarily of professional and consulting fees of approximately $1,123,150, payroll costs of approximately $1,465,000, and other including rent of approximately $60,000, and travel related costs of approximately $36,000. For the years ended September 30, 2020 and 2019, payroll costs and professional and consulting fees included stock-based compensation and consulting fees of $149,499 and $481,583, respectively. The decrease in selling, general, and administrative costs for the 2019 periods is primarily due to the decrease in stock-based compensation and consulting fees.

For the years ended September 30, 2020 and 2019, depreciation and amortization expense amounted to approximately $11,000 and $276,000, respectively, and related to the amortization of intangible assets and depreciation expense for demonstration drones.

For the years ended September 30, 2020 and 2019, interest and financing costs amounted to of $1,598,246 and $1,527,262, respectively. The increase in interest and financing costs is due primarily to put premiums for stock settled debt.

During the year ended September 30, 2020 the Company incurred $992,592 net losses on debt extinguishment. During the year ended September 30, 2019 the Company incurred $57,623 net gains on debt extinguishment and derivative expenses of $24,733.

As a result, we reported a net loss of $4,328,318, or $0.05 per common share, and $7,115,159, or $2.72 per common share, for the years ended September 30, 2020 and 2019, respectively.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

For the year ended September 30, 2020, the Company has incurred a net loss of $4,328,318 and used cash in operations of $491,000. The working capital deficit, stockholders’ deficit and accumulated deficit was $16,214,281, $17,944,973 and $31,074,769, respectively, at September 30, 2020. On September 6, 2019 the Company received a default notice on its payment obligations under the senior secured credit facility agreement, defaulted on its Note Payable – Seller in September 2017, and has since defaulted on other notes. As of September 30, 2020, the Company has received demands for payment of past due amounts from several consultants and service providers. The Company is in negotiation with the receiver appointed by the court related to the senior secured creditor’s claim and has proposed a preliminary settlement. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company continues to implement cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and is raising equity financing through a private placement, and is working to restructure and repay its obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

The Company sells drones and related products manufactured by third parties to various parties. The Company also offers technical services related to drone utilization. The Company began offering insulation jackets for commercial and government facilities to insulate and monitor heating and cooling equipment. Contracts for drone related products and services and insulating jacket related sales will be evaluated using the process proscribed by the Financial Accounting Standards Board. There has been no material sales for drone products and services for which full compliance with performance obligations has not been met. Sales of insulation jackets have not yet commenced. Upon significant sales for drone products and services and insulation jackets, the Company will disaggregate sales by these lines of business and within the lines of business to the extent that the product or service has different revenue recognition characteristics.

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

As of October 1, 2018, the Company has early adopted ASU 2018-7 Compensation-Stock Compensation which conforms the accounting for non-employees to the accounting treatment for employees. The new standard replaces using a fair value as of each reporting date with use of the calculated fair value as of the grant date. The implementation of the standard provides for the use of the fair market value as of the adoption date, rather than using the value as of the original grant date. Therefore, the values calculated and reported at September 30, 2018 become a proxy for the grant date value. The Company utilizes the Black-Sholes option pricing model and uses the simplified method to determine expected term because of lack of sufficient exercise history. There was no cumulative effect on the adoption date.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is contained on pages F-1 through F-40 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of:

Bantec, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bantec, Inc. (f/k/a Bantek, Inc.) and subsidiaries (the “Company”) as of September 30, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended September 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of $4,328,318 and $491,000, respectively, for the year ended September 30, 2020 and has a working capital deficit, stockholders’ deficit and accumulated deficit of $16,214,281, $17,944,973 and $31,074,769, respectively, at September 30, 2020. The Company has defaulted on several promissory notes. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boca Raton, Florida

January 12, 2021

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7328

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2020	2019
ASSETS
Current Assets
Cash	$164,014	$149,832
Accounts receivable	349,389	791,728
Inventory	44,599	118,558
Prepaid expenses and other current assets	35,403	4,547

Total Current Assets	593,405	1,064,665

Property and equipment, net	8,835	19,923
Right of use lease asset	138,776	-

Total non-current assets	147,611	19,923

Total Assets	$741,016	$1,084,588

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,832,790	$3,163,443
Accrued expenses and interest	3,595,428	1,906,478
Convertible notes payable - net of discounts and premiums	8,310,950	7,827,730
Note payable - seller	900,000	900,000
Convertible note payable - related party affiliate	-	34,000
Convertible note payable - related party officer	-	30,000
Notes payable related parties, including current portion of long-term notes	-	202,645
Line of credit - bank	41,609	44,556
Note and loans payable – net of discounts	903,251	284,949
Settlements payable	42,850	174,574
Lease liability – current portion	52,180
Derivative Liabilities	128,628	128,628

Total Current Liabilities	16,807,686	14,697,003

Long-term Liabilities:
Convertible note payable, net of premiums - related party	1,791,312	855,439
Notes payable – related party officer, net of current portion	-	427,500
Lease liability, less current portion	86,991	-

Total Long-term Liabilities	1,878,303	1,282,939

Total Liabilities	18,685,989	15,979,942

Commitments and Contingencies (Note 16)

Stockholders’ Deficit:
Preferred stock - $0.0001 par value, 25,000,000 shares authorized, Series A preferred stock - no par value, 250 shares designated, issued and outstanding	-	-
Common stock - $0.0001 par value, 6,000,000,000 shares authorized, 491,032,439 and 3,255,346 shares issued and outstanding at September 30, 2020 and 2019, respectively	49,104	326
Additional paid-in capital	13,080,692	11,850,771
Accumulated deficit	(31,074,769)	(26,746,451)

Total Stockholders’ Deficit	(17,944,973)	(14,895,354)

Total Liabilities and Stockholders’ Deficit	$741,016	$1,084,588

See accompanying notes to consolidated financial statements

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2020	2019
Sales	$4,455,186	$10,287,214

Cost of Goods Sold	3,351,438	9,191,809

Gross Profit	1,103,748	1,095,405

Operating Expenses:
Selling, General, and Administrative Expenses	2,830,140	3,019,292
Intangibles impairment	-	3,420,624
Amortization and depreciation	11,088	276,276

Total Operating Expenses	2,841,228	6,716,192

Loss Before Other Expense	(1,737,480)	(5,620,787)

Other Expense:
Interest and financing costs	1,598,246	1,527,262
(Gain)/Loss on debt extinguishment and settlements, net	992,592	(57,623)
Derivative expenses	-	24,733

Total Other Expense	2,590,838	1,494,372

Net Loss before Provision for Income Tax	4,328,318	(7,115,159)

Provision for Income Tax	-	-

Net Loss	$(4,328,318)	$(7,115,159)

Basic and Diluted Loss Per Share	$(.05)	$(2.72)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	93,011,260	2,615,437

See accompanying notes to consolidated financial statements

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended September 30, 2020 and 2019

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – September 30, 2018	250	$-	767,160	$77	$10,473,871	$(19,631,292)	$(9,157,344)

Stock option expense	-	-	-	-	265,113	-	265,113

Shares issued for compensation	-	-	1,700	-	650	-	650

Shares issued for services	-	-	36,146	4	21,537	-	21,541

Shares issued for cashless warrant exercise	-	-	148,132	15	138,415	-	138,430

Shares issued for conversion of notes and reclassification of debt premiums	-	-	756,447	76	470,400	-	470,476

Shares issued for 3(a)(10) debt settlement	-	-	1,273,261	127	(127)	-	-

Reclassification of debt and premium to APIC for 3(a)(10) debt settlement	-	-	-	-	450,939	-	450,939

Shares to be issued to non-employees for services	-	-	272,500	27	29,973	-	30,000

Net loss	-	-	-	-		(7,115,159)	(7,115,159)

Balance - September 30, 2019	250	$-	3,255,346	$326	$11,850,771	$(26,746,451)	$(14,895,354)

Roundup for reverse split of stock	-	-	319	-	-	-	-

Stock option expense	-	-	-	-	103,793	-	103,793

Shares issued for cash	-	-	151,221,142	15,122	249,515	-	264,637

Shares issued for Conversion of notes including premiums reclassified	-	-	336,461,204	33,646	853,139	-	886,785

Cancellation of shares for 3(a)(10) debt settlement	-	-	(194,520)	(19)	19	-	-

Shares issued to non- employees for services	-	-	288,948	29	23,455	-	23,484

Net loss	-	-	-	-	-	(4,328,318)	(4,328,318)

Balance – September 30, 2020	250	$-	491,032,439	$49,104	$13,080,692	$(31,074,769)	$(17,944,973)

See accompanying notes to consolidated financial statements.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2020		2019
Cash Flows from Operating Activities:
Net loss		$(4,328,318)	(7,115,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based expenses		127,277	481,583
Stock based fee, upon conversion of notes		22,222
Amortization and depreciation		11,088	276,276
Amortization of debt discounts		196,961	95,257
Accretion of premium on convertible note		435,909	595,513
Default penalties charged		49,000	-
Net gain on settlement of accounts payable and accrued expenses		(11,113)	(71,681)
Net debt extinguishment loss on conversion of notes		-	14,057
Net debt extinguishment loss from note amendments		1,003,705
Fee notes issued		253,000	235,500
Note issued for expenses		-	15,000
Derivative expense		-	24,733
Intangible impairment		-	3,420,624
Changes in Operating Assets and Liabilities:
Accounts receivable		442,339	823,854
Inventory		73,959	414,548
Prepaid expenses and other current assets		(30,856)	42,240
ROU lease asset		17,778	-
Accounts payable and accrued expenses and interest		1,395,156	129,006
Settlements payable		(131,724)	(486,681)
ROU Lease liability		17,383	-

Cash Used in Operating Activities		(491,000)	(1,105,330)

Cash Flows from Investing Activities:
Purchase of Demonstration drones (PPE)		-	(15,606)

Cash Used in Investing Activities		-	(15,606)

Cash Flows from Financing Activities:
Proceeds from stock sales		264,637	-
Proceeds from convertible notes payable		292,500	115,000
Proceeds from loans and notes payable		1,020,115	295,791
Repayments on loans and notes payable		(675,770)	(33,580)
Repayment of line of credit		(2,947)	(1,359)
Proceeds convertible note payable – related party		-	17,000
Proceeds from line of credit - related parties		64,940	889,595
Repayment of loans and line of credit - related parties		(458,303)	(120,125)

Cash Provided by Financing Activities		505,182	1,162,322

Net Increase (Decrease) in Cash		14,182	41,386
Cash - beginning of year		149,832	108,446
Cash - end of year		$164,014	$149,832

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$		$186,729
Taxes		$-	$-
Noncash financing and investing activities:
Right of use asset		$156,554	$-
Debt discounts			-
Capitalization of convertible note accrued interest to principal		8,870	-
Issuance of convertible debt for settlement of accounts payable		-	90,000

Issuance of settlement payable to satisfy accounts payable and accrued expenses		$-	$500,000
Third Party insurance funding		$-	$-
Conversion of fees and accrued interest to convertible note payable		$3	$537,643
Default penalties recorded as debt discount		$-	$-
Original issue discounts notes		$201,201	$110,840
Issuance of common stock for note conversions		$445,184-	$-
Issuance of common stock for accrued interest of note		$16,876	$470,476
Reclassification of debt premium upon note conversions		$402,503	$-
Initial derivative liabilities recorded as debt discount for notes issued		$-	$62,500
Reclassification of derivative liabilities to equity upon conversion		$-	$78,471
3(a)(10) debt settlements including related costs		$-	$450,939
Issuance of common stock upon cashless exercise of warrants		$-	$138,430

See accompanying notes to consolidated financial statements

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

NOTE 1 - NATURE OF OPERATIONS

Bantec, Inc. is product and service company targeting the U.S. Government, state governments, municipalities, hospitals, universities, manufacturers and other building owners. Bantec also provides product procurement, distribution, and logistics services through its wholly-owned subsidiary, Howco Distributing Co., (“Howco”) (collectively, the “Company”) to the United States Department of Defense and Defense Logistics Agency. The Company established Bantec Sanitizing which offers sanitizing products and equipment through its new we store bantec.store. The Company has operations based in Little Falls, New Jersey and Vancouver, Washington. The Company continues to seek strategic acquisitions and partnerships that offer us an opportunity to grow sales and profit.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bantec, Inc. and its wholly-owned subsidiaries, Drone USA, LLC (inactive), Bantec Construction LLC (inactive), and Howco. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the year ended September 30, 2020, the Company has incurred a net loss of $4,328,318 and used cash in operations of $491,000. The working capital deficit, stockholders’ deficit and accumulated deficit was $16,214,281, $17,944,973 and $31,074,769, respectively, at September 30, 2020. Furthermore, on September 6, 2019 the Company received a default notice on its payment obligations under the senior secured credit facility agreement (see Note 10), defaulted on its Note Payable – Seller in September 2017 and has since defaulted on other promissory notes. As of September 30, 2020 the Company has received demands for payment of past due amounts from several consultants and service providers. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has continued to implement cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its secured obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for bad debt on accounts receivable, reserves on inventory, valuation of goodwill and intangible assets for impairment analysis, valuation of the lease liability and related right-of-use asset, valuation of stock-based compensation, the valuation of derivative liabilities and the valuation allowance on deferred tax assets.

Fair Value Measurements

The Company follows the FASB Fair Value Measurements standard, as they apply to its financial instruments. This standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

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

	At September 30, 2020			At September 30, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative Liability	-	-	$128,628	-	-	$128,628

A roll-forward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at September 30, 2018	$258,296
Charged to derivative expense on assignment and restatement of note	15,971
Classified as initial debt discount on assignment and restatement of note	62,500
Reduction of derivative recorded as gain on extinguishment upon conversions	(78,471)
Warrant exercises (partial)	(138,430)
Fair Value adjustment - warrants	9,355
Fair Value adjustments - convertible note	(593)
Balance at September 30, 2019	128,628
Changes and adjustments during the year ended September 30, 2020	-
Balance at September 30, 2020	$128,628

The warrants were issued to a convertible note holder in November and December 2017 and initially determined to be equity instruments and recorded as note discount and as additional paid in capital. On June 4, 2018 the anti-dilutive provision of the warrants took effect and based on the new conversion formula management determined the warrant became a derivative liability and reclassified the Fair Value on June 4, 2018 from additional paid-in capital to derivative liability with fair market value changes recognized in operations for each reporting date. The derivative liability associated with the warrants is $119,777 and the derivative liability for convertible notes is $8,851 at September 30, 2020. (See Notes 10 and 12).

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

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

Property & Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The assets are fully operational drones used as demonstration units and each unit exceeds management’s threshold for capitalization of $2,000. The Company depreciates these demonstration units over a period of 3 years. Depreciation expense was $11,088 and $11,280 in 2020 and 2019, respectively.

Goodwill and Intangible Assets

The Company’s goodwill and tradename assets are deemed to have indefinite lives and, accordingly, are not amortized, but are evaluated for impairment at least annually, but more often whenever changes in facts and circumstances occur which may indicate that the carrying value may not be recoverable. The customer list was initially deemed to have a life of 4 years and was being amortized. Goodwill and intangible assets were determined to be impaired at September 30, 2019. (See Note 5.)

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

Revenue Recognition

Effective October 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers, which is effective for public business entities with annual reporting periods beginning after December 15, 2017. This new revenue recognition standard (new guidance) has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The Company’s initial application of ASC 606 did not have a material impact on its financial statements and disclosures and there was no cumulative effect of the adoption of ASC 606.

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

The Company sells drones and related products manufactured by third parties to various parties. The Company also offers technical services related to drone utilization and performs other services. The Company began offering insulation jackets for commercial and government facilities to insulate and monitor heating and cooling equipment. Contracts for drone related products and services and insulating jacket related sales will be evaluated using the five-step process outline above. There have been no material sales for drone products or other services for which full compliance with performance obligations has not been met. Sales of insulation jackets have not yet commenced. Upon significant sales for drone products and services and insulation jackets, the Company will disaggregate sales by these lines of business and within the lines of business to the extent that the product or service has different revenue recognition characteristics.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

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

As of October 1, 2018, the Company has early adopted ASU 2018-7 Compensation-Stock Compensation which conforms the accounting for non-employees to the accounting treatment for employees. The new standard replaces using a fair value as of each reporting date with use of the calculated fair value as of the grant date. The implementation of the standard provides for the use of the fair market value as of the adoption date, rather than using the value as of the original grant date. Therefore, the values calculated and reported at September 30, 2018 become a proxy for the grant date value. The Company utilizes the Black-Sholes option pricing model and uses the simplified method to determine expected term because of lack of sufficient exercise history. There was no cumulative effect on the adoption date.

Shipping and Handling Costs

The Company has included freight-out as a component of cost of sales, which amounted to $95,634 and $134,826 for the years ended September 30, 2020 and 2019, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

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

The Company’s subsidiary has renewed the lease for the warehouse and office facility in Vancouver, Washington in May 2020 effective June 1, 2020, which extends through May 30, 2023, and is accounted for under ASC 842. The corporate office is an annual arrangement which provides for a single office in a shared office environment and is exempt from ASC 842 treatment. During the year ended September 30, 2020 the Company recognized a lease liability of $156,554 and the related right-of-use asset for the same amount and will amortize both over the life of the lease.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

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

The Company currently has no federal or state tax examinations in progress. As of September 30, 2020, the Company’s tax returns for the tax years 2020, 2019 and 2018 remain subject to audit, primarily by the Internal Revenue Service.

The Company did not have material unrecognized tax benefits as of September 30, 2020 and 2019 and does not expect this to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of provision for income taxes.

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of September 30, 2020, 17,755 options were outstanding of which 14,427 were exercisable, 25,484,484 warrants were outstanding and exercisable, and related party convertible debt and accrued interest totaling $1,304,258 was convertible into 526,400,307 shares of common stock. Additionally, as of September 30, 2020, the outstanding principal balance, including accrued interest of the third-party convertible debt, totaled $7,628,312 and was convertible into 2,068,874,026 shares of common stock. It should be noted that contractually the limitations on the third-party notes (and the related warrant) limit the number of shares converted to to either 4.99% or 9.99% of the then outstanding shares. As of September 30, 2020, and 2019, potentially dilutive securities consisted of the following:

	September 30, 2020	September 30, 2019
Stock options	17,755	17,775
Warrants	25,484,484	1,198,271
Related party convertible debt and accrued interest	526,400,307	11,162,896
Third party convertible debt (including senior debt)	2,068,874,206	83,780,049
Total	2,620,776,752	96,158,991

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. As of September 30, 2020, the Company did not report any segment information since the Company only generates sales from its subsidiary, Howco.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

Reclassification

Two loan amounts under long term liabilities have been combined into one line item at September 30, 2019 to conform with 2020 presentation.

Recent Accounting Pronouncements

On August 5, 2020, the Financial Accounting Standards Board (FASB) issued accounting standards update (ASU) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).

The amendments in the ASU remove certain separation models for convertible debt instruments and convertible preferred stock that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. The ASU also amends the derivative scope exception guidance for contracts in an entity’s own equity. The amendments remove three settlement conditions that are required for equity contracts to qualify for the derivative scope exception.

In addition to the above, the ASU expands disclosure requirements for convertible instruments and simplifies areas of the guidance for diluted earnings-per-share calculations that are impacted by the amendments.

The ASU is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021. Early adoption is permitted. The FASB noted that an entity should adopt the guidance as of the beginning of its annual fiscal year.

Entities may elect to adopt the amendments through either a modified retrospective method of transition or a fully retrospective method of transition. If an entity has convertible instruments that include a down round feature, early adoption of the ASU is permitted for fiscal years beginning after December 15, 2020.

The Company does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable at September 30, 2020 and 2019 is as follow:

	September 30, 2020	September 30, 2019
Accounts receivable	$349,389	$791,728
Reserve for doubtful accounts	-	-
	$349,389	$791,728

NOTE 4 - INVENTORY

At September 30, 2020 and 2019, inventory consists of finished goods and was valued at $44,599 and $118,558, respectively.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

The Company conducted its goodwill and its intangible assets impairment test as of September 30, 2019 and determined that an impairment existed as certain asset values were unsupported by the current and projected net income and cash flows of the component holding the goodwill and intangible assets, the Company’s subsidiary, Howco. Accordingly, an impairment charge of $3,420,624 was charged against the Goodwill, Trademark and Customer List assets and was recognized in fiscal year 2019.

NOTE 6 - LINE OF CREDIT - BANK

The Company has a revolving line of credit with a financial institution, which balance is due on demand and principal payments are due monthly at 1/60 th of the outstanding principal balance. This revolving line of credit is in the amount of $50,000, and is personally guaranteed by the Company’s Chief Executive Officer (“CEO”). The line bears interest at a fluctuating rate equal to the prime rate plus 4.25%, which at September 30, 2020 and September 30, 2019 was 7.5% and 9.25%, respectively. As of September 30, 2020 and 2019, respectively, the balance of the line of credit was $41,609 and $44,556, with $8,391, available at September 30, 2020.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

NOTE 7 - SETTLEMENTS PAYABLE

On July 20, 2018, the Company entered into a settlement agreement with a collection agent for American Express relating to $127,056 of past due charges. The agreement provides for initial payment of $12,706, the monthly payments of $6,500 and final payment on January 27, 2020 of $3,850. The amount due at September 30, 2020, and 2019, was $42,850, and $42,850, respectively. Under the terms of the stipulation and settlement agreement, this debt is in default.

On November 27 2018 the Company reached an agreement and executed a related stipulation and payment terms agreement stemming from a legal action by the former Chief Strategy Officer for improper termination. The plaintiff agreed to accept $600,000 in payments. The first scheduled payment of $200,000 was made on December 20, 2018 in accordance with the settlement terms. Twelve monthly payments of approximately $33,333 were due starting on January 15, 2019 through December 15, 2019. The Company recorded $600,000 as accrued expense of which $500,000 was expensed during the fiscal year 2018. The balance at September 30, 2020 and 2019 is $0 and $131,724, respectively.

The total settlement payable balance of $42,850, reported on the balance sheet includes the American Express settlement of $42,850 at September 30, 2020. At September 30, 2019, the balance was $174,574, which included the amount due to the former Chief Strategy Officer and related expected payroll taxes of $131,724.

NOTE 8 - NOTE PAYABLE – SELLER

In connection with the acquisition of Howco in September 2016, the Company issued a note payable in the amount of $900,000 to the sellers of Howco. The note matured on September 9, 2017 and bears interest at 5.50% per annum. The note requires payment of unpaid principal and interest upon maturity. The note is secured by all assets of Howco Distribution Co. and subordinated to the Senior Secured Credit Facility discussed below. The note is currently in default and the default interest rate is 8% per annum. At September 30, 2020 and September 30, 2019, accrued interest on this note amounted to $269,682 and $197,485, respectively.

NOTE 9 -CONVERTIBLE NOTES PAYABLE – RELATED PARTY OFFICER AND HIS AFFILIATES

Convertible Notes

The related party officer and his affiliates convertible notes balance consisted of the following at September 30, 2020 and 2019:

	2020	2019
Principal	$945,227	$887,439
Premiums	846,085	32,000
Total	1,791,312	919,439
Current portion, including premiums	-	(64,000)
Long term	$1,791,312	$855,439

Most of the related party notes included a cross-default clause which in event of a default on another note holder’s note causes a default on the related party notes. The CEO has amended those notes effective September 30, 2020 to remove the clauses.

The Company has a $840,000 convertible note payable (“Note 1”) to a related party entity controlled by the Company’s CEO. Note 1 bear’s interest at an annual rate of 7% with an original maturity date of June 11, 2017, which has been extended to June 11, 2022, at which time all unpaid principal and interest is due. The holder of Note 1 has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion.

On April 15, 2020, the Company amended the above Note 1 first issued to AIG and subsequently assigned to Pike Falls LLC (entities controlled by the Company’s CEO) in amount of $840,000, with a principal and accrued interest balance of $688,444, and $210,409, respectively at June 30, 2020. The amendment changes conversion terms, which now state the note principal and interest may be converted to common stock at 50% of the lowest closing bid price during thirty days prior to conversion, increases the interest rate to 10%, and has a maturity date of January 7, 2022. The change in conversion terms has been treated as a debt extinguishment and the modified note is treated stock settled debt under ASC 480, and a put premium of $688,444 was recognized with a charge to loss on debt extinguishment. As of September 30, 2020, Note 1 has been partially converted and the principal balance was $377,194 and accrued interest was $221,323.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

The Company has a convertible note payable (for an unspecified amount) with the Company’s CEO. This line of credit (“LoC”) bears interest at an annual rate of 7% with a maturity date of December 31, 2017, at which time all unpaid principal and interest was due. On December 15, 2017 the due date was extended to July 2, 2018 and then in July, 2018, the due date was extended to June 30, 2019, and on December 23, 2018 the maturity date of the LoC was extended to September 23, 2024. The holder of the LoC has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. During the year ended September 30, 2020 the Company was advanced $64,940 and repaid $132,803, on this LoC. As of September 30, 2020 and 2019, the LoC has not been converted, the balance was $99,142 and $166,995, and accrued interest was $31,260 and $21,838, respectively. This LoC is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula.

On July 2, 2019, the Company issued a convertible note payable (“Note 2”) to an affiliate of the Company’s CEO for a $15,000, cash loan. The funds were paid directly to a vendor to the Company. The note had an original maturity of June 9, 2020, however the note was amended effective September 30, 2020 and new maturity is May 31, 2022. The note bears interest at 10% and may be converted to the Company’s common stock at 50% of the lowest closing bid in the 20 trading days prior to notification of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $15,000 with a charge to interest expense for the note. The note principal and put premium were $15,000, and $15,000, at September 30, 2020 and 2019. Accrued interest was $1,843, at September 30, 2020.

On September 13, 2019, the Company issued a convertible note payable to an entity controlled by the Company’s CEO for a $17,000, cash loan. The note had an original maturity of June 9, 2020, however the note was amended effective September 30, 2020 and the new maturity is May 31, 2022. The note bears interest at 10% and may be converted to the Company’s common stock at 50% of the lowest closing bid in the 20 trading days prior to notification of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium of $17,000 with a charge to interest expense for the notes. The note principal and put premium were $17,000, and $17,000, at September 30, 2020 and 2019. Accrued interest was $1,799, at September 30, 2020.

On December 30, 2018 the Company issued a promissory note to the CEO for a $400,000, cash loan. The note bears interest at 12% per annum, matures on January 7, 2024 and required monthly payment of principal of $5,000 with a balloon payment at maturity.

On April 14, 2020, the Company amended the above note first issued to Michael Bannon (the Company’s CEO) on December 30, 2018, in amount of $400,000, with a principal and interest balance of $367,500, and $76,619, respectively at September 30, 2020. The amendment adds conversion terms, which state the note principal and interest may be converted to common stock at 50% of the lowest closing bid price during thirty days prior to conversion, and reduces the interest rate to 10%, and extends the maturity date to January 7, 2024. The change in conversion terms has been treated as a debt extinguishment and the new note is considered a stock settled debt under ASC 480, and put premium of $367,500 has been recognized with a charge to interest expense.

On January 19, 2019 the Company issued a, promissory note to the CEO for a $200,000, cash loan. The note bears interest at 12% per annum, matures on September 23, 2021 and requires monthly payments of $2,500 principal.

On April 14, 2020, the Company amended the note first issued to Michael Bannon (the Company’s CEO) on January 19, 2019, in amount of $200,000, with a principal and interest balance of $195,000, and $17,947. The amendment adds conversion terms, which state the note principal and interest may be converted to common stock at 50% of the lowest closing bid price during thirty days prior to conversion, and reduces the note interest rate to 10%, and extends the maturity date to April 15, 2026. The change in conversion terms has been treated as a debt extinguishment and the new note is considered a stock settled debt under ASC 480, and put premium of $195,000 has been recognized with a charge to loss on debt extinguishment. During 2020, $14,250 was repaid and $180,750 was converted to common stock. The note principal balance of $195,000 has been fully extinguished at September 30, 2020 and accrued interest was $20,855.

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

On April 15, 2020, the Company issued a convertible note payable to Michael Bannon (the Company’s CEO) in the principal amount of $69,391, in replacement for the amounts owed to an entity controlled by Mr. Bannon (above) The new note interest rate is 10%, and it matures on January 31, 2022. The new note principal and interest may be converted into the Company’s common stock at 50% of the lowest closing bid price in the thirty days preceding the conversion notice. This issuance is treated as a debt extinguishment of the old note and the new note conversion terms have been treated as stock settled debt under ASC 480, and put premium of $69,391 has been recognized with a charge to interest expense. The principal and accrued interest were $69,391 and $5,332 respectively as of September 30, 2020.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

NOTE 10 - CONVERTIBLE NOTES PAYABLE AND ADVISORY FEE LIABILITIES

The senior secured credit facility note balance and convertible debt balances consisted of the following at September 30, 2020 and 2019:

	2020	2019
Principal	$6,473,702	$6,207,266
Premiums	1,846,471	1,623,445
Unamortized discounts	(9,223)	(2,981)
	$8,310,950	$7,827,730

For the years ended September 30, 2020 and 2019, amortization of debt discount on the above convertible notes amounted to $6,242 and $72,519, respectively.

Senior Secured Credit Facility Note - Default

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

As of September 30, 2020 and 2019, the Company had issued 539, shares of common stock in satisfaction of the $850,000 advisory fee in accordance with the terms of the agreement, such shares being issued in September 2016. The proceeds from the sale of the 539, shares were to be applied to the $850,000 advisory fee due. Based upon the value of the shares, at the time the lender sells the shares, the Company may be required to redeem unsold shares for the difference between the $850,000 and the lender’s sales proceeds. Accordingly, the $850,000 was reflected as a current liability through December 31, 2017. In January 2018, in connection with a settlement agreement (see below), the accrued advisory fee was reclassified to the principal balance of the replacement Convertible Note. Through the date of the settlement agreement and through September 30, 2019 and September 30, 2020, the lender had not reported any proceeds from the sale of these shares (see below). Prior to the settlement agreement in January 2018, notwithstanding anything contained in the Agreement to the contrary, in the event the Lender has not realized net proceeds from the sale of Advisory Fee Shares equal to at least the Advisory Fee by the earlier to occur of: (A) September 13, 2017; (B) the occurrence of an Event of Default; or (C) the Maturity Date, then at any time thereafter, the Lender shall have the right, upon written notice to the Borrower, to require that the Borrower redeem all Advisory Fee Shares then in Lender’s possession for cash equal to the Advisory Fee, less any cash proceeds received by the Lender from any previous sales of Advisory Fee Shares, if any within five (5) Business Days from the date the Lender delivers such redemption notice to the Borrower.

The Note is only convertible upon default or mutual agreement by both parties at a conversion rate of 85% of the lowest of the daily volume weighted average price of the Company’s common stock during the 5 business days immediately prior to the conversion date. At any time and from time to time while this Note is outstanding, but only upon: (i) the occurrence of an Event of Default under any of the Loan Documents; or (ii) mutual agreement between the Company and the Holder, this Note may be, at the sole option of the Holder, convertible into shares of the Company’s common stock, in accordance with the terms and conditions of the Note Upon liquidation by the Holder of Conversion Shares issued pursuant to a conversion notice, provided that the Holder realizes a net amount from such liquidation equal to less than the conversion amount specified in the relevant conversion notice, the Company shall issue to the Holder additional shares of the Company’s common stock equal to: (i) the Conversion Amount specified in the relevant conversion notice; minus (ii) the realized amount, as evidenced by a reconciliation statement from the Holder (a “Sale Reconciliation”) showing the realized amount from the sale of the Conversion Shares; divided by (iii) the average volume weighted average price of the Company’s common stock during the five business days immediately prior to the date upon which the Holder delivers notice (the “Make-Whole Notice”) to the Company that such additional shares are requested by the Holder.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

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

On January 3, 2018, the Company entered into a settlement agreement (the “Settlement Agreement”) and replacement note agreements with the investment fund related to a senior secured credit facility note dated September 13, 2016. On the effective date of the Settlement Agreement, all amounts owed to the investment fund aggregated $5,788,642 and consisted of a convertible promissory note of $3,500,000, accrued interest payable of $238,642, and accrued advisory fees payable of $2,050,000. On the effective date of the Settlement Agreement, the amount due of $5,788,642 was split and apportioned into two separate replacement notes (“Replacement Note A” and Note B”). Replacement Note A had a principal amount of $1,000,000 and Replacement Note B had a principal balance of $4,788,642, both of which remained secured by the original security, pledge and guarantee agreements; and other applicable loan documents, and bear interest at 18% per annum. The default was not waived by this settlement agreement. The Company originally recorded a premium on stock settled debt of $617,647 on the $3,500,000, and subsequent to the settlement agreement recorded an additional premium on stock settled debt of $403,878 on the additional $2,288,642 for accrued interest and advisory fees payable that were capitalized as note principal. The interest rate was amended to 12% effective June 12, 2018.

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

On September 6, 2019, the Company received a default notice on its payment obligations under the senior secured credit facility agreement from TCA. The Company has proposed a number of solutions including refinancing the debt with other parties. The default was declared due to non-payment of monthly scheduled amortization (principal and interest). TCA holds security interests in all assets of the Company including its subsidiary Howco. The Company is in negotiation with the receiver appointed by the court related to the senior secured creditor’s claim and has proposed a preliminary settlement.

At September 30, 2020 the principal of the Note B portion was $5,326,285, accrued interest was $1,099,250 and the Note A principal subject to the 3(a) (10) court order was $421,587. During the year ended September 30, 2020, the Company has not paid interest or principal and Livingston Asset Management (under the 3(a) (10) settlement) has not made any payments to TCA.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

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

In the year ended September 30, 2020, there were no 3(a) (10) issuances. As of September 30, 2020, there have been seventeen issuances under section 3(a) (10) of the Securities Act totaling 1,374,885 shares; 1,273,261, in 2019, and 101,624, in 2018, which have been recorded at par value with an equal charge to additional paid-in capital. On November 17, 2019, 194,520 of the shares issued under the 3(a) (10) were cancelled at the request of Livingston. The value originally recorded as a liability remains in the convertible note balance, until these shares have been sold and reported to the Company by the lender as part of the Make-Whole provision at which time the proceeds value of such shares are reclassified to additional paid-in capital. During the year ended September 30, 2019, proceeds of $270,320 were remitted to TCA by Livingston and applied to reduce the liability with corresponding credits to additional paid in capital. $180,618 of debt premium was credited to additional paid in capital in conjunction with the payments to TCA. At September 30, 2020 the balance of $421,587 along with related debt premium of $281,054 are included in convertible notes payable on the balance sheet.

On March 7, 2018 the Company entered into a placement agent and advisory agreement with Scottsdale Capital Advisors in connection with the Livingston liability purchase term sheet executed on November 15, 2017. The placement agent services fee amounted to $15,000 payable to Scottsdale Capital Advisors in the form of a convertible note. The note matures six months from the date of issuance and shall accrue interest at the rate of 10% per annum. The $15,000 note is convertible into shares of the Company’s common stock at a discount of 30% of the low closing bid price for the twenty trading days prior to the conversion and is not subject to any registration rights. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $6,429 with a charge to interest expense. The note has not been converted and the principal balance is $15,000, at both September 30, 2020 and 2019, with $4,293, and $2,789, of accrued interest, respectively. As the note has matured it is technically in default. Under the terms of the note no default interest or penalties accrue.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

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

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

On June 1, 2018 the Company entered into a consulting and services arrangement with Livingston Asset Management which has no stipulated term. The arrangement provides for financial management services including accounting and related periodic reporting among other advisory services. Under the agreement the Company will issue to Livingston Asset Management Convertible Fee Notes having principal of $12,500, interest of 10% per annum, maturity of six or seven months. The notes are convertible into common shares at a discount of 50% to the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $12,500 with a charge to interest expense for each note. As of September 30, 2019, the following notes had been issued and converted as indicated:

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

August 1, 2018, $12,500 principal maturing January 31, 2019 – fully converted;

September 1, 2018, $12,500 principal, maturing February 28, 2019 – fully converted;

October 1, 2018, $12,500 principal, maturing March 31, 2019 – fully converted;

November 1, 2018, $12,500 principal, maturing April 30, 2019 – fully converted;

December 1, 2018, $12,500 principal, maturing May 31, 2019 – partially converted, principal balance $10,375 at September, 30, 2019 – assigned to Alpha Capital Anstalt;

January 1, 2019, $12,500 principal, maturing June 30, 2019 – assigned to Alpha Capital Anstalt;

February 1, 2019, $12,500 principal, maturing July 31, 2019– assigned to Alpha Capital Anstalt;

March 1, 2019, $12,500 principal, maturing August 31, 2019– assigned to Alpha Capital Anstalt;

April 1, 2019, $12,500 principal, maturing September 30, 2019– assigned to Alpha Capital Anstalt;

May 1, 2019, $12,500 principal, maturing October 31, 2019– assigned to Alpha Capital Anstalt; and

June 1, 2019, $12,500 principal, maturing November 30, 2019– assigned to Alpha Capital Anstalt.

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

The $85,375 of principal from the Livingston Asset Management LLC notes issued December 1, 2018 through June 1, 2019, along with $8,475 of accrued interest were sold and assigned to Alpha Capital Anstalt, on February 20, 2020. The assigned notes became convertible as of the date of the assignment by virtue of an agreement between the Company and the new note holder. The terms of the notes provide for conversion of principal and accrued interest at a 50% discount to the lowest closing bid price over the 20 days prior to conversion. The notes have been accounted for as stock settled debt under ASC 480, and put premium of $93,850 has been recognized with a charge to interest expense. During the year ended September 30, 2020, $2,200 of the principal was converted into common stock. The total accrued unpaid (also not converted) is $5,277 at September 30, 2020. The assigned notes are in default and there are cross-default terms in the original notes or the assignment documentation.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

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

Convertible notes were issued to Livingston as follows:

March 1, 2020 - $17,000;

April 1, 2020 - $17,000;

May 1, 2020, $17,000;

June 1, 2020 - $17,000;

July 1, 2020 - $17,000; and

August 1, 2020 - $17,000.

Accrued interest totaled $10,239 as of September 30, 2020. Livingston has given the Company forbearance on fees for six months beginning September 1, 2020 through February 1, 2021.

On August 29, 2018 the Company entered into an agreement with a legal firm to provide securities related and other legal services which has no stipulated term. Under the agreement the Company will issue convertible notes with varying principal amounts for services. The first note was issued on August 29, 2018, for $6,000, interest of 12%, and a maturity date of February 28, 2019. The conversion feature allows for conversion into common shares at the lesser of: a) 70% of the share price on the date of the note; or b) 50% of the lowest bid price during the 30 trading days preceding the date of the notice of conversion. In connection with the issuance of this Note, the Company determined that the terms of the Note contain a conversion formula that caused variations in the conversion price resulting in the treatment of the conversion option as a bifurcated derivative to be accounted for at fair value. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair values of the embedded conversion option derivatives were determined using the Binomial valuation model. $10,435 was recognized as derivative liability with $6,000 charged to debt discount and $4,035 charged to derivative expense on issuance. The debt discount of $6,000 will be amortized to interest expense to the maturity date of the note. At March 31, 2019 the derivative fair value was determined to have decreased to $8,881. As the note reached its maturity date no further fair value adjustments will be recorded. For the year ended September 30, 2019, the $5,000, balance of the debt discount was charged to interest expense and debt discount balances was $0. The following notes have been issued to the law firm, each having six month term to maturity and 12% annual interest but a change in the conversion terms such that a fixed discount of 50% of the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The notes have cross default provisions. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premiums equal to the face value of the notes with a charge to interest expense. The note principal amount was charged to professional fees during the month the note was issued. All notes issued prior to December 31, 2019, have reached their maturity and therefore are in technical default have a default interest rate of 18%.

September 4, 2018, $10,000 – Sold and assigned to Trillium Partners LP and fully converted;

September 18, 2018, $6000– Sold and assigned to Trillium Partners LP, and fully converted;

October 18, 2018, $6,000 – Sold and assigned to Trillium Partners LP and fully converted;

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

November 18, 2018, $6,000 – Sold and assigned to Trillium Partners LP and fully converted;

December 18, 2018, $6,000 – Sold and assigned to Trillium Partners LP, and fully converted;

January 18, 2019, $6,000 – Sold and assigned to Trillium Partners LP on March 11, 2020 and fully converted;

February 18, 2019, $6,000 – Sold and assigned to Trillium Partners LP on March 11, 2020 and fully converted;

March 18, 2019, $6,000 – Sold and assigned to Trillium Partners LP on March 11, 2020 and fully converted;

April 18, 2019, $6,000 – in default, sold and assigned to Trillium Partners LP on May 28, 2020;

May 18, 2019, $6,000 – in default, sold and assigned to Trillium Partners LP on May 28, 2020;

June 18, 2019, $6,000 – in default, sold and assigned to Trillium Partners LP on May 28, 2020;

July 18, 2019, $6,000– in default;

August 18, 2019, $6,000– in default;

September 18, 2019, $6,000– in default;

October 18, 2019, $6,000– in default;

November 18, 2019, $6,000– in default;

December 18, 2019, $6,000– in default;

January 18, 2020, $6,000– in default;

March 18, 2020, $6,000 – in default;

April 18, 2020, $6,000;

May 18, 2020, $6,000;

June 18, 2020, $6,000;

July 18, 2020, $6,000;

August 18, 2020, $6,000; and

September 18, 2020, $6,000,

The unconverted notes above, issued for legal services have total accrued interest due of $9,291 at September 30, 2020, of which $2,980 is owed to Trillium Partners LP and $6,311, is owed to the attorney.

On November 13, 2018, the Company issued a convertible promissory note for $90,000 to a vendor in settlement of approximately $161,700 of past due amounts due for services. The note bears interest at 5%, matures on June 30, 2019 and is convertible into the Company’s common stock at 50% of the lowest closing bid price during the 20 trading days immediately preceding the notice of conversion. The note matured on June 30, 2019, there is no default penalty associated with the note, nor are there any cross-default provisions in the note. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $90,000 with a charge to interest expense for the notes. The unconverted principal, premium and accrued interest were $90,000, $90,000, and $14,993 as of September 30, 2020. At September 30, 2019 the principal, premium and accrued interest were $90,000, $90,000, and $4,013.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

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

On March 1, 2019, the Company received a second tranche advance under the Crown Bridge Partners, LLC, master note dated October 25, 2017, for principal amount of $35,000, including covered fees and original issue discount totaling $5,000. Under the conversion terms of the above note, the holder is entitled to a 35% discount plus an additional 10% discount based on the conversion rights of certain other note holders. Therefore a discount of 45% is assumed for any conversions of this note tranche. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $28,636 with a charge to interest expense. The original issue discount and fees charged were treated as debt discount and will be amortized to financing expenses over the term of the note. Following conversions during the year ended September 30, 2020 the principal balance and debt premium balances were reduced and the unamortized debt discount was $0, at September 30, 2020. The principal was increased by charges of $17,500 for technical default effective during the year ended September 30, 2020 and an additional put premium was calculated to be $26,250. The cross-default provisions of the note include defaults on any notes issued to third parties including any issued subsequent to the issuance of this note. The default charge and the put premium were charged to interest expense of June 30, 2020. The conversion discount increased to 60% as a result of the default. The principal and accrued interest were $2,766 and $6,187, respectively at September 30, 20 Unamortized debt discount was $2,069, at September 30, 2019, principal was $35,000, and accrued interest was $2,402.

On March 4, 2019, the Company issued a convertible promissory note to Redstart Holdings Corporation in the amount of $78,000. The note bears interest at 10%, matures on December 31, 2019, includes legal fees of $3,000 and is convertible at 35% discount to the average of the lowest two prices observed in the 15 days prior to the issuance of a conversion notice. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $42,000 with a charge to interest expense for the notes. The fees charged were treated as debt discount and will be amortized to financing expenses over the term of the note. During the three months ended December 31, 2019, Redstart converted principal totaling $15,000, into 214,286, shares of common stock. On December 31, 2019, the Company received a default notice and demand for payment of the amounts due under this convertible note. The Company recognized the default penalty of $31,500, as additional principal along with the calculated put premium of $22,810, with charges to interest expense. During the year ended September 30, 2020, Redstart converted all principal and accrued interest into shares of common stock. The principal, premium and accrued interest balances were $0, $0, and $0, and debt discount was fully amortized, at September 30, 2020. Principal was $78,000, accrued interest was $4,851, and unamortized debt discount was $912, at September 30, 2019.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

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

The note issued to Trillium Partners LP, on July 12, 2019 was sold and assigned to Alpha Capital Anstalt on February 20, 2020. The assigned note became convertible as of the date of the assignment by virtue of an agreement between the Company and the new note holder. The terms of the note provide for conversion of principal and accrued interest at a 50% discount to the lowest closing bid price over the 20 days prior to conversion. The note matured on January 11, 2020 and therefore the default interest rate is 24%. There are no cross-default provisions in the note. The note has been accounted for as stock settled debt under ASC 480, and put premium of $10,395 was recognized with a charge to interest expense. The note balance and premium were $10,745 and $10,395, respectively and accrued interest was $1,854, at September 30, 2020. The note balance and premium were $10,000 and accrued interest was $213, at September 30, 2019.

On April 20, 2020, the Company issued a convertible promissory note to Geneva Roth Remark Holdings for $60,000, for $57,000, cash and fees of $3,000 (treated as OID to be amortized over the life of the note) having a 10% annual interest rate, maturity of April 20, 2021, and conversion right to a 42% discount to the lowest traded price in the 20 days prior to delivery of a conversion notice. The cross-default terms in the note only include defaults on notes issued to related parties of the note holder. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, and recognized the put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. Principal, put premium and accrued interest were $60,000, $43,448 and $2,630, respectively at September 30, 2020.

On May 14, 2020, the Company issued a convertible promissory note for $35,000 issued to Tri-Bridge Ventures LLC for a cash loan of $35,000. The note has a one year maturity, 8% annual interest and can be converted to common stock at the contracted price of 60% of the lowest daily traded price during the 10 days prior to delivery of a conversion notice. There are no cross-default provisions in the note. The Company has treated the convertible note in accordance with ASC 480 Stock Settled Debt, and recognized the put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The note principal put premium and accrued interest in $35,000, $23,333 and $836, respectively at September 30, 2020.

On June 9, 2020, the Company issued a convertible promissory note in the amount of $53,000 to Geneva Roth Remark Holdings Inc. The Company received $50,000, in cash on June 10, 2020 with $3,000, being retained for legal and underwriting fees which will be treated as OID and be amortized to interest expense over the term of the note. The note matures on June 10, 2021, bears interest at 10%, with a 22% default interest rate and may be converted at 58% of the lowest closing bid price in the 20 days preceding a conversion. The cross-default terms in the note only include defaults on notes issued to related parties of the note holder. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $38,379 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal and accrued interest balances were, $53,000 and $1,597 at September 30, 2020, respectively.

On July 10, 2020, the Company entered into an agreement with Geneva Roth Remark Holdings Inc. to issue a convertible promissory note in the amount of $53,000. The Company received $50,000, in cash on July 15, 2020 with $3,000, being retained for legal and underwriting fees which will be treated as debt discount and be amortized to interest expense over the term of the note. The note matures on July 10, 2021, bears interest at 10%, with a 22% default interest rate and may be converted at 58% of the lowest closing bid price in the 20 days preceding a conversion. The cross-default terms in the note only include defaults on notes issued to related parties of the note holder. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $38,379 as put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal and accrued interest balances were, $53,000 and $1,118 at September 30, 2020, respectively.

On August 28, 2020, the Company issued a convertible promissory note in the amount of $104,000 to Geneva Roth Remark Holdings Inc. The Company received $100,500, in cash on August 28, 2020 with $3,500, being retained for legal and underwriting fees which will be treated as OID and be amortized to interest expense over the term of the note. The note matures on August 28, 2021, bears interest at 10%, with a 22% default interest rate and may be converted at 58% of the lowest closing bid price in the 20 days preceding a conversion. The cross-default terms in the note only include defaults on notes issued to related parties of the note holder. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $75,310 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal, premium and accrued interest were $104,000, $75,310 and $826 respectively at September 30, 2020.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

NOTE 11 - LOANS AND NOTES PAYABLE

The notes balance consisted of the following at September 30, 2020 and 2019:

	2020	2019
Principal loans and notes	$990,305	$372,260
Discounts	(87,054)	(87,311)
Total	$903,251	$284,949

On October 17, 2018 Porta Pellex assigned $62,500 of the principal balance of its note to Trillium Partners LP along with $7,500 of accrued interest, leaving an unpaid balance of $62,500 plus accrued interest on Porta Pellex’s original note. The assigned portion of the note was restated to provide for conversion of interest and principal into common shares at 50% discount to the lowest bid price over the 20 trading days prior to conversion notification. This modification was treated as a debt extinguishment. The modified note was treated as stock settled debt in accordance with ASC 480 and $62,500 was recorded as put premium with a charge to interest expense for the assigned and restated note. The Trillium Partners LP note principal and accrued interest was fully converted into 115,669 shares of common stock by November 27, 2018.

On October 23, 2018 Porta Pellex assigned $62,500 all of the remaining principal balance of its note to Jefferson Street Capital LLC along with $7,500 of accrued interest. The assigned portion of the note was restated to provide for conversion of interest and principal into common shares at the lower of: 50% discount to the lowest bid price over the 20 trading days prior to conversion notification; or 50% of the lowest bid price during the 20 trading days prior to the closing date of the related assignment. This modification was treated as a debt extinguishment. In connection with the issuance of this Note, the Company determined that the terms of the modified Note contain a conversion formula that caused variations in the conversion price resulting in the treatment of the conversion option as a bifurcated derivative to be accounted for at fair value. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of assignment and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives was determined using the Binomial valuation model. In connection with this Note, on the initial measurement date of October 23, 2018, the fair values of the embedded conversion option derivative of $78,471 was recorded as derivative liabilities, $15,971 was charged to operations on the modification date as initial derivative expense, and $62,500 was recorded as a debt discount and is being amortized into interest expense over the expected holding period of the restated note. The Jefferson Street Capital LLC note principal and accrued interest was fully converted into 128,620 shares of common stock by December 5, 2018. A net loss on debt extinguishment of $14,057 was recorded during the year ended September 30, 2019.

On August 15, 2019, the Company entered into a lending arrangement with Fora Business Loans, LLC for financing at Howco with Bantec as co-borrower, with a principal amount of $210,000. Howco received $146,250, in cash, $3,750 was charged to expenses and $60,000 was charged to original issue discount to be amortized over the life of the arrangement. Under the terms of the agreement Fora receives 245 payments of $854, for each business day followed by a final payment of $853. The lending agreement includes security interests in Howco assets and a personal guarantee from the CEO of the Company. The principal balance was $184,390 at September 30, 2019. Following a second financing with FORA (see below) the principal balance was $0 at June 2, 2020 and September 30, 2020.

On September 18, 2019, the Company entered into a sale of future revenues arrangement with PIRS Capital, LLC for Howco with a purchase amount of $195,840. Howco received $149,541, as the purchase price in cash, $3,459 was charged to expenses and $42,840 was recorded as original issue discount to be amortized over the life of the arrangement. Under the terms of the agreement PIRS receives 172 payments of $1,139, for each business day to be repaid from the accounts receivable related to the future revenues: The lending agreement includes security interests in Howco assets and a personal guarantee from the CEO of the Company. This sale of future revenues is treated as debt and the principal balance was $187,870 at September 30, 2019 and was fully repaid as of September 30, 2020.

On June 1, 2018 the Company entered into a consulting and services arrangement with Livingston Asset Management. The arrangement provides for financial management services including accounting and related periodic reporting among other advisory services. The agreement was amended on July 1, 2019 regard payment terms. Under the amended agreement the Company will issue to Livingston Asset Management Fee Notes having principal of $17,000, interest of 10% per annum, maturity of six or seven months. The Company will also pay $3,000 in cash due on the first of each month. Following the assignments during fiscal year 2020, to Alpha Capital Anstalt and TBV LLC, the principal and accrued interest of the promissory notes described below, held by Livingston totaled, $85,000 and $6,760, respectively at September 30, 2020.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

On October 1, 2019, the Company issued a promissory note to Livingston Asset Management LLC, for $17,000, under the terms of the agreement above. The note is now in default and there are no cross-default provisions in the note. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in six months. At September 30, 2020, accrued interest was $1,637.

On November 1, 2019, the Company issued a promissory note to Livingston Asset Management LLC, for $17,000, under the terms of the agreement above. The note is now in default and there are no cross-default provisions in the note. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in six months. At September 30, 2020, accrued interest was $1,495.

On December 1, 2019, the Company issued a promissory note to Livingston Asset Management LLC, for $17,000, under the terms of the agreement above. The note is now in default and there are no cross-default provisions in the note. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in six months. At September 30, 2020, accrued interest was $1,353.

On January 1, 2020, the Company issued a promissory note to Livingston Asset Management LLC, for $17,000, under the terms of the agreement above. The note is now in default and there are no cross-default provisions in the note. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in six months. At September 30, 2020, accrued interest was $1,209.

On February 1, 2020, the Company issued a promissory note to Livingston Asset Management LLC, for $17,000, under the terms of the agreement above. The note is now in default and there are no cross-default provisions in the note. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in six months. At September 30, 2020, accrued interest was $1,067.

On January 28, 2020, the Company’s subsidiary Howco entered into a Payment Rights Purchase and Sale Agreement financing with EBF Partners, LLC, (merchant cash advance or “MCA”) with a principal amount of $208,500. Howco received $147,355, in cash, net of original issue discount of $58,500, and legal and other fees totaling $2,645, which will be amortized to interest expense over the term of the financing. The CEO is a personal guarantor for the MCA. Howco will make payments each business day by way of an ACH withdrawal of $1,489, for 140 payments. The loan is secured by receipts from future revenue transactions. The principal balance was fully repaid as of September 30, 2020.

On April 7, 2020, the Company through Howco, entered into a bank loan which is guaranteed by the Small Business Administration under the Paycheck Protection Plan for $220,709. The loan has a maturity of 24 months and an interest rate of .98%, which starts accruing on April 7, 2020. The loan will be forgiven provided the terms of forgiveness upon submission of a valid application for loan forgiveness when approved by the agent bank. The terms call for Howco to use 75% of the funded amount for payroll costs. Howco has put in place controls designed to ensure compliance with the terms of forgiveness. The amount forgiven will be recognized as gain on debt extinguishment when approved. Any amount that is not forgiven is to be paid over the 18 months following the 6 month deferral period. The application for forgiveness has not been submitted and principal of $220,709 remained outstanding at September 30, 2020.

On June 2, 2020, the Company entered into a financing arrangement through its subsidiary Howco with Fora Financial Business Loans, LLC. Howco received $150,000, net of discounts totaling $60,000 and less legal and underwriting fees of $3,750 and prior loan payoff amount of $40,975. A total of $210,000 will be paid by direct debit of Howco’s bank account of $854, for 245 daily installments payments. The Company will recognize a principal amount of $210,000 with debt discounts of $63,750, and liquidate the principal balance and related discounts from the 2019 financing. The Company’s CEO is a personal guarantor on financing facility. As of September 30, 2020, the principal balance is $140,854, with unamortized debt discount of $28,944, having a net balance of $111,910.

On August 25, 2020, the Company entered into a financing arrangement through its subsidiary Howco with IOU. Howco received $199,405 less fees of $595 and Original Issue Discount of $22,000 and deferred finance charges of $47,606, for a total of $70,201 to be amortized over the term of the note. A total of $269,606 will be paid by direct debit of Howco’s bank account of $5,173, for 52 weekly payments and 1 payment of $620. The Company recognized a principal amount of $269,606 with debt discounts of $70,201. The Company’s CEO is a personal guarantor on financing facility. As of September 30, 2020, the principal balance is $243,742, with unamortized debt discount of $58,110 having a net balance of $185,632.

On September 11, 2020, the Company issued a promissory note in the amount of $150,000 to Trillium Partners LP and received the fully amount of the note in cash. The note includes cross-default provisions. The note matures on March 31, 2021 and bears interest of 2%. The principal balance was $150,000 at September 30, 2020.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

NOTE 12 - STOCKHOLDERS’ DEFICIT

Preferred Stock

As of September 30, 2020, the Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, with designations, voting, and other rights and preferences to be determined by the Board of Directors of which 4,999,750 remain available for designation and issuance.

As of September 30, 2020 and September 30, 2019, the Company has designated 250 shares of $0.0001 par value Series A preferred stock, of which 250 shares are issued and outstanding. These preferred shares have voting rights per shareholder equal to the total number of issued and outstanding shares of common stock divided by 0.99.

Common Stock

On January 30, 2019 the Company’s shareholders approved an increase in authorized common stock to 6,000,000,000 from 1,500,000,000, which became effective February 24, 2019. On August 6, 2019, the Company filed amendments with the Secretary of the State of Delaware, amending its articles of incorporation to execute a reverse stock split of 1 share for every 1,000 shares outstanding, and changing its name to BANTEC, INC. (f/k/a BANTEK, INC.) The name change and the stock split became effective in February 2020, and the transfer agent adjusted the outstanding shares for the reverse split on February 10, 2020. All share and per share related amounts in the accompanying consolidated financial statements and footnotes have been retroactively adjusted for all periods presented to recognize the reverse split. As of September 30, 2020 and September 30, 2019 there were 491,032,439, and 3,255,346, shares outstanding, respectively.

Stock Incentive Plan

The Company established its 2016 Stock Incentive Plan (the “Plan”) that permits the granting of incentive stock options and other common stock awards. The maximum number of shares available under the Plan is 100,000 shares. The Plan is open to all employees, officers, directors, and non-employees of the Company. Options granted under the Plan will terminate and may no longer be exercised (i) immediately upon termination of an employee or consultant for cause or (ii) one year after termination of employment, but not later than the remaining term of the option. As of September 30, 2020, 82,245 awards remain available for grant under the Plan.

S-1 Offering and Issuances Under Subscription

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

Subscription Under S-1 Offering

Between August 5, 2020 and September 30, 2020, Trillium Partners LP was issued 151,221,142 shares of common stock at the offering price for a total of $264,637, in proceeds to the Company under the S-1 offering by subscription.

Common Stock Issued for Employee Compensation

Under the terms of the January 4, 2019 compensation agreement with the CFO, the Company was to issue 100 shares each month to the CFO. On March 13, 2019, the Company was obligated to, and issued 200 shares valued at the grant date quoted stock price of $1.00, for total of $200, charged to compensation expenses.

On June 10, 2019, 1,500 common shares were issued to the CFO. The shares were valued at the issue date quoted stock price of $0.30. The shares issued covered shares owed in conjunction with the compensation agreement (300 shares) and 1,200 shares issued as severance compensation. $450 was charged to compensation expenses.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

Shares Issued for non-employee Services

On March 1, 2019, under the Company’s March 1, 2019, agreement with its technology support provider the Company is to issue common shares equal to $1,500 every month. The Company recognized the expense of $1,500, and authorized the issuance of 1,667, shares to the vendor as of March 31, 2019.

On March 31, 2019, 10,000, common shares were issued to Tysadco Partners for the Company’s investor relations firm as per the agreement for monthly payments in common shares of $4,000 per month totaling $16,000, which was fully recognized as expense as of March 31, 2019. The issuance settled the amounts due for October 20, 2018 through February 20, 2019.

On May 3, 2019, the Company issued 8,000, common shares to its technology support provider, for services for April and May 2019. The shares were valued at $0.375, and $3,000, was charged to expense.

On June 10, 2019, the Company issued 1,192, common shares to a consultant. The shares were valued at $0.30 per share, and $358, was charged to expense.

On August 28, 2019, the Company issued 15,288, common shares to an attorney for services. The shares were valued at the stock price on the date the shares were issued at $0.0447, and $684, was charged to professional fees.

On September 30, 2019, the Company approved the issuance of 240,000, restricted common shares to Tysadco Partners for the prior six months investor relation services. The shares were valued at $0.10 and $24,000, was charged to professional fees.

On September 30, 2019, the Company approved the issuance of 32,500, restricted common shares to an individual for the prior four months of technology support services. The shares were valued at $0.1846 and $6,000, was charged to professional fees.

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

Between March 14, 2018 and October 29, 2018, 101,624 common shares were issued by the Company and sold by Livingston, with 71,624 shares issued and sold through September 30, 2018, and the remaining 30,000 issued as of September 30, 2018 and sold as of November 22, 2018.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

The shares of the Company’s common stock issued under section 3(a)(10) of the Securities Act, have been initially recorded at par value with an equal charge to additional paid-in capital and proceeds of $308,100 and pro rata note premium of $204,989 totaling $513,089 have been recorded as equity relating to these issued shares as of September 30, 2018.

Between February 4, 2019 and September 30, 2019, 1,273,261 common shares were issued to Livingston of which 220,239 shares remained under Livingston’s control as of September 30, 2019. The issuances totaling $127,328 were credited to common stock with the same amount charged to additional paid in capital until remitted to TCA (see below).

Common Stock Sold for Settlement Payment of 3(a)(10)

On November 22, 2018 Livingston Asset Management finalized sale of 30,000 shares of common stock and remitted a payment to TCA for $45,320 in partial settlement of TCA Note A under the terms of the 3(a)(10) agreement. The liability was reduced by $45,320. The principal reduction of $45,320 and related debt premium of $30,618 were recorded as additional paid in capital.

Between February 4, 2019 and March 27, 2019, 645,728 shares were sold and settled. Livingston remitted payments of $225,000, in partial settlement of the TCA Note A, under the 3(a)(10) arrangement. The liability was reduced by $225,000; the principal reduction of $225,000 and the related debt premium of $150,000 were recorded as additional paid in capital.

In total $270,320, was remitted to TCA reducing the related note from $691,907 to $421,587 during the year ended September 30, 2019 and $180,618 was charged to debt premium reducing the balance to $281,054 at September 30, 2019.

Return and Cancellation of Unsold Shares of Common Stock from 3(a)(10) Arrangement

Livingston Asset Management returned 194,520 unsold shares of common stock to the Company on November 7, 2019. The transfer agent cancelled the shares.

Shares Issued for Warrant Exercise

On October 17, 2018, Crown Bridge Partners was issued 35,420, common shares at $7.20, in a cashless exchange for 39,991 warrants surrendered. $68,232, was recorded as equity and derivative liabilities were reduced by the same amount.

On January 4, 2019, Crown Bridge Partners was issued 52,101, common shares at $0.2235, in a cashless exchange for 58,230 warrants surrendered. $28,892, was recorded as equity and derivative liabilities were reduced by the same amount.

On February 6, 2019, Crown Bridge Partners was issued 60,612 common shares at $0.6815, in a cashless exchange for 69,375, warrants surrendered. $41,307, was recorded as equity and derivative liabilities were reduced by the same amount.

In total $138,430, was reclassified from derivative liability to additional paid in capital.

Shares Issued for Conversion of Convertible Notes

Between November 1, 2018, and December 5, 2018 Jefferson Street Capital was issued 128,620, common shares for conversion of principal related to the Porta Pellex note assignment and restatement (See Note 11). The note was converted at contractual rates and the shares issued had aggregate fair values on the conversion dates of $166,929. The note principal of $62,500, interest due of $7,500, and fees of $4,400, were fully liquidated as a result of the conversions. Derivative liabilities of $78,471 were reclassified to additional paid in capital, debt discount of $62,500 was amortized to interest expense and loss on debt extinguishment of $14,057 was recorded.

Between November 6, 2018, and November 27, 2018 Trillium Partners LP was issued 115,669, common shares for conversion of $62,500, principal related to the Porta Pellex note assignment and restatement (See Note 11). The note principal of $62,500, accrued interest or $7,500, and fees of $2,290 were fully liquidated as a result of the conversions. The note was converted at contractual rates. Debt premiums of $62,500 were recorded as additional paid in capital.

On January 8, 2019, Livingston Asset Management, LLC converted $9,500, of principal, $682, of accrued interest and $1,145, in fees for the fee note issued June 1, 2018, for 45,306, common shares at the contractual price of $0.25. $9,500, was reclassified from debt premium to additional paid in capital at conversion. The unliquidated balance of the fee note was $3,000, following the conversion.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

On January 18, 2019, Livingston Asset Management converted $3,000, of the remaining principal balance, $24, of accrued interest and $1,145, in fees for the fee note issued June 1, 2018, and $12,500, of principal, $678, of accrued interest and $1,145, in fees from the fee note issued July 1, 2018, for total of 73,968, shares of common stock at the contracted price of $0.25. $15,500, was reclassified from debt premium to additional paid in capital at conversion. The notes were fully liquidated following the conversions.

On February 11, 2019, Livingston Asset Management converted $12,500, of principal, $654, of accrued interest and $1,145, in fees from the fee note issued August 1, 2018, for 47,664, common shares at the contracted price of $0.30. $12,500, was reclassified from debt premium to additional paid in capital at conversion.

On March 18, 2019, Livingston Asset Management converted $12,500, of principal, $640, of accrued interest and $1,145, in fees from the fee note issued September 1, 2018, for 47,618, common shares at the contracted price of $0.30. $12,500, was reclassified from debt premium to additional paid in capital at conversion.

For the Livingston Asset Management LLC conversions noted above from January 8, 2019 to March 18, 2019, total debt, interest and fees were $58,403, and related debt premium of $50,000, resulted in credits to equity of $108,403.

On April 3, 2019, Livingston Asset Management converted $12,500, of principal, $627, of accrued interest and $1,250, in fees from the fee note issued October 1, 2018, for 71,884, common shares at the contracted price of $0.20. $12,500, was reclassified from debt premium to additional paid in capital at conversion.

On June 19, 2019, Livingston Asset Management converted $12,500, of principal, $757, of accrued interest and $1,250, in fees from the fee note issued November 1, 2018, for 145,069, common shares at the contracted price of $0.10. $12,500, was reclassified from debt premium to additional paid in capital at conversion.

On June 25, 2019, Livingston Asset Management converted $2,125, of principal, $658, of accrued interest and $1,250, in fees from the fee note issued November 1, 2018, for 80,651, common shares at the contracted price of $0.10. The remaining principal balance was $10,375, as of September 30, 2019. $2,125, was reclassified from debt premium to additional paid in capital at conversion.

In total 336,461,204 shares of common stock were issued upon conversion of convertible notes and accrued interest during the year ended September 30, 2020 as follows:

On October 22, 2019, the Company issued 142,857, shares of common stock to Redstart Holding Corporation, as it converted principal of $10,000, on its convertible note dated March 4, 2019, at the contractual rate of $0.07 per share. The balance of principal following the conversion was $68,000.

On October 29, 2019, the Company issued 155,000, shares of common stock to Crown Bridge Partners, as it converted principal of $5,700, and $500, in fees on its convertible note dated March 1, 2019, at the contractual rate of $0.04 per share. The balance of principal following the conversion was $29,300.

On November 19, 2019, the Company issued 71,429, shares of common stock to Redstart Holding Corporation, as it converted principal of $5,000, on its convertible note dated March 4, 2019, at the contractual rate of $0.07 per share. The balance of principal following the conversion was $63,000.

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

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

On April 3, 2020, Trillium Partners LP, the holder through assignment of the September 8, 2018, fee note issued to an attorney for services was issued 367,385, shares of common stock at the contracted price of $0.005 per share. Principal of $370, accrued interest of $94, and conversion fees of $1,005, were converted.

On April 15, 2020, Trillium Partners LP, the holder through assignment of the September 8, 2018, fee note issued to an attorney for services was issued 1,623,103, shares of common stock at the contracted price of $0.00155 per share. Principal of $1,350, accrued interest of $61, and conversion fees of $1,105, were converted.

On April 16, 2020, Redstart Holdings, converted $5,300, of their note issued on March 2, 2019, for 963,636, shares of common stock, at the contracted price of $0.0055

On April 22, 2020, Redstart Holdings, converted $5,300, of their note issued on March 2, 2019, for 963,636, shares of common stock, at the contracted price of $0.0055.

On April 22, 2020, Tri-Bridge converted $10,010, of the Livingston Asset Management LLC note issued on September 30, 2019, for $51,000 which was assigned to Tri-Bridge Ventures, LLC on April 9, 2020, into 2,008,093, shares of common stock, at $0.005, per share.

On April 23, 2020, Alpha Capital Anstalt converted $2,200, of the Livingston Asset Management LLC, notes purchased on November 9, 2019, for 400,000, shares of common stock at the contracted price of $.0055.

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

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

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

On May 29, 2020, Tri-Bridge converted $9,413, of the Livingston Asset Management LLC note issued on September 30, 2019, for $51,000 which was assigned to Tri-Bridge Ventures, LLC on April 9, 2020, into 5,705,136, shares of common stock, at $0.00165, per share.

On June 1, 2020, Redstart Holdings, converted $6,600, of their note issued on March 2, 2019, for 2,869,565, shares of common stock, at the contracted price of $0.0023.

On June 3, 2020, Redstart Holdings, converted $6,600, of their note issued on March 2, 2019, for 2,869,565, shares of common stock, at the contracted price of $0.0023.

On June 3, 2020, Tri-Bridge converted $12,235, of the Livingston Asset Management LLC note issued on September 30, 2019, for $51,000 which was assigned to Tri-Bridge Ventures, LLC on April 9, 2020, into 7,415,359, shares of common stock, at $0.00165, per share.

On June 5, 2020, Redstart Holdings, converted $6,300, of their note issued on March 2, 2019, for 2,863,636, shares of common stock, at the contracted price of $0.0022.

On June 8, 2020, Redstart Holdings, converted $8,800, of their note issued on March 2, 2019, for 4,000,000, shares of common stock, at the contracted price of $0.0022.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

On June 10, 2020, Redstart Holdings, converted $5,300, of their note issued on March 2, 2019, along with accrued interest of $2,500, for 3,545,455, shares of common stock, at the contracted price of $0.0022.

On June 10, 2020, the Company issued 3,800,000, shares of common stock to Crown Bridge Partners, as it converted principal of $4,136, and $500, in fees on its convertible note dated March 1, 2019, at the contractual rate of $.00122 per share.

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

On June 16, 2020, Tri-Bridge converted $7,679, of the Livingston Asset Management LLC note issued on September 30, 2019, for $51,000 which was assigned to Tri-Bridge Ventures, LLC on April 9, 2020, into 5,882,100, shares of common stock, at $0.0013 per share. The assigned note was fully converted following the issuance.

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

On July 23, 2020, Trillium Partners LP, the holder through assignment of the January 18, February 18 and March 18, 2019, fee notes issued to an attorney for services was issued 12,997,096, shares of common stock at the contracted price of $0.00115 per share. Principal of $12,000, accrued interest of $2,617, and conversion fees of $1,005, were converted. The principal and accrued interest balances on the three assigned notes was fully converted following this conversion.

On August 28, 2020, the Company issued 10,000,000, shares of common stock to Crown Bridge Partners, as it converted principal of $8,500, and $500, in fees on its convertible note dated March 1, 2019, at the contractual rate of $.0009 per share.

On August 31, 2020, the Company issued 6,500,000, shares of common stock to Crown Bridge Partners, as it converted principal of $5,350, and $500, in fees on its convertible note dated March 1, 2019, at the contractual rate of $.0009 per share.

On August 31, 2020, the Company issued 17,000,000, shares of common stock to Crown Bridge Partners, as it converted principal of $14,800, and $500, in fees on its convertible note dated March 1, 2019, at the contractual rate of $.0009 per share.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

Related Party Conversions

On April 14, 2020, the Company’s CEO was issued 15,000,000 shares of restricted common stock upon conversion of $23,250 in principal on the note issued January 19, 2019 as amended on April 14, 2020 at the contractual price of $0.0016.

On July 24, 2020, the CEO, was issued 150,000,000, restricted shares of common stock upon conversion of $157,500 of principal on his January 19, 2019, note having an original principal amount of $200,000. The shares were priced at $.00105, in accordance with the conversion terms within the amendment on April 14, 2020. Following the conversion the principal was fully liquidated.

Stock Options

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period.

There were no options granted under the 2016 Stock Incentive Plan for the years ended September 30, 2020 and 2019.

For the year ended September 30, 2020 and 2019, the Company recorded $103,793 and $265,113 of compensation and consulting expense related to stock options, respectively. Total unrecognized compensation and consulting expense related to unvested stock options at September 30, 2020 amounted to $249,694. The weighted average period over which share-based compensation expense related to these options will be recognized is approximately 2 years.

For the years ended September, 2020 and 2019, a summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2018	18,505	220.00	8.46	-	-
Forfeited	(750)	-	-	-	-
Outstanding at September 30, 2019	17,755	220.00	7.18	-	-
Outstanding at September 30, 2020	17,755	220.00	5.29	-	-
Exercisable at September 30, 2020	14,427	220.00	1.86	-	-

All options were issued at an options price equal to the market price of the shares on the date of the grant.

Warrants

On September 9, 2016, 500 5-year warrants exercisable at $10, per share were issued as part of the consideration for the Howco acquisition. These warrants were valued at aggregate of $180,000, and have no intrinsic value.

On November 9, 2017, the Company received a first tranche payment of $75,500 under the terms of a Securities Purchase Agreement dated October 25, 2017, with Crown Bridge under which the Company issued to Crown Bridge a convertible note in the principal amount of $105,000 and a five-year warrant to purchase 100 shares of the Company’s common stock at an exercise price of $350 as a commitment fee which is equal to the product of one-third of the face value of each tranche divided by $0.35. On December 20, 2017 an additional 200,000 warrants were issued as a penalty and in order to entice Crown Bridge to waive its right of first refusal to provide additional financing under the terms of their convertible note. A debt discount of $44,036 was recorded for the relative fair market value of the total 300,000 warrants and amortized to interest expense as of September 30, 2018. The warrants have full ratchet price protection and cashless exercise rights (See Note10). The warrant includes an anti-dilution clause that was triggered on June 4, 2018. On June 4, 2018 an unrelated convertible note holder became entitled to convert their note into common shares at a 60% discount to the stock’s market price. The anti-dilution provision trigger in the warrant agreement entitled Crown Bridge to exercise its warrants under a formula that increased the number of common shares to 31,250 at a price of $3.60 per share. Due to the fact that the number of shares and exercise price can change due to market changes in the price of the common stock the Company has concluded to treat the warrants as derivatives and to revalue that derivative at each reporting date. Therefore a derivative liability of $261,484 with a charge to additional paid in capital was recorded on June 4, 2018. As of September 30, 2020, the warrant was revalued and the warrant holder is entitled to exercise its warrants for 25,484,484 common shares and the related derivative liability is $119,777.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

For the years ended September 30, 2020 and 2019, a summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at September 30, 2018	69,579	$1.58	4.1		185,822
Anti-dilution adjustment	1,296,287
Exercised	(167,596)
Outstanding and exercisable at September 30, 2019	1,198,270	$.40	4.1	$-	$71,867
Anti-dilution adjustment	24,286,214
Outstanding and exercisable at September 30, 2020	25,484,484	$.0019	2.11	-	$71,866

NOTE 13 - DEFINED CONTRIBUTION PLAN

In August 2016, Bantec established a qualified 401(k) plan with a discretionary employer matching provision. All employees who are at least twenty-one years of age and no minimum service requirement are eligible to participate in the plan. The plan allows participants to defer up to 90% of their annual compensation, up to statutory limits. Employer contributions charged to operations for the years ended September 30, 2020 and 2019, was $0 and $0, respectively.

The Company’s subsidiary, Howco, is the sponsor of a qualified 401(k) plan with a safe harbor provision. All employees are eligible to enter the plan within one year of the commencement of employment. Employer contributions charged to expense for the years ended September 30, 2020 and 2019, was $29,364 and $30,683, respectively.

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

On March 28, 2017, Bantec entered into an at-will employment agreement with Matthew Wiles as General Manager of Howco. Under the terms of the employment agreement, Mr. Wiles’ compensation is $140,000 per annum and he also will be eligible for a bonus of 10% of Howco’s gross profits over $1.25 million to be paid in cash after the annual financial statements have been completed and, if applicable, audited for filing with the SEC. Mr. Wiles will also receive options to acquire 250 shares of Bantec’s common stock, vesting over five years in equal amounts on the anniversary date of his Employment Agreement. On September 16, 2019, Mr. Wiles’ employment agreement was modified to provide salary of $275,000, and an annual bonus of 2% of net income. At the Company’s discretion, salary and bonus may be paid in cash or stock and payment may be deferred.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

On January 30, 2019, the Company filed Form 8K announcing the Board of Directors appointment on January 5, 2019 of Jeffery L. Garon as member of the board and as the Company’s chief financial officer. Under the terms of the January 4, 2019 compensation agreement with the CFO, the Company issues 100 shares each month to the CFO. The monthly stock awards are charged to compensation expense using the grant date quoted prices. During the year ended September 30, 2019, the Company was obligated to and issued 1,700 common restricted shares to the former CFO charging payroll expenses $600. The CFO resigned effective June 20, 2019.

On September 16, 2019, the employment agreement with the President/CEO and discussed above was modified to provide salary of $624,000, and an annual bonus of 3% of net income. At the Company’s discretion, salary and bonus may be paid in cash or stock and payment may be deferred.

Shares of Common Stock Issued to CEO

On April 14, 2020, the Company’s CEO was issued 15,000,000 shares of restricted common stock in conversion of $23,250 in principal on the note issued January 19, 2019 as amended on April 14, 2020 at the contractual price of $0.0016.

On July 24, 2020, the CEO, was issued 150,000,000, restricted shares of common stock in conversion of $157,500 of principal and $5,460 of accrued interest on his January 19, 2019, note having an original principal amount of $200,000. The shares were priced at $.00105, in accordance with the conversion terms within the amendment on April 14, 2020. Following the conversion the principal was fully liquidated.

The Company has certain convertible notes and other promissory notes payable to related parties (see Note 9 and 18).

NOTE 15 - INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statement and tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

As of September 30, 2020, the Company has net operating loss carryforwards of approximately $12,096,000 to reduce future taxable income. Of the $12,096,000, approximately $9,222,000, can be used through 2039, and $2,874,438 may be carried forward indefinitely. A valuation allowance for the entire amount of deferred tax assets has been established as of September 30, 2020 and 2019.

The provision for (benefit from) income taxes consists of the following:

	Year Ended September 30, 2020	Year Ended September 30, 2019
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	-	-
State	-	-
	-	-
Total income tax provision (benefit)	$-	$-

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

A reconciliation of the provision for income taxes at the federal statutory rates of 21% to the Company’s provision for income tax is as follows:

	Year Ended September 30, 2020	Year Ended September 30, 2019
U.S. Federal (tax benefit) provision at statutory rate	$(908,947)	$1,494,183
State (tax benefit) income taxes, net of federal benefit	(365,743)	(601,231)
Permanent differences	719,942	1,017,899
True up	2,323,938	(575,537)
Change in Federal tax rate	-	-
Changes in valuation allowance	(1,769,189)	1,653,052
Total	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	September 30, 2020	September 30, 2019
Deferred Tax Assets
Stock-based compensation	$811,285	$845,730
Accrued salary - unpaid	768,803	569,388
Net operating losses	3,562,416	5,496,575
Other	-	-
Total deferred tax assets	5,142,504	6,911,693
Valuation allowance	(5,142,504)	(6,911,693)
Net deferred tax assets	-	-

Deferred Tax Liabilities
Identifiable intangibles - Howco Purchase	-	-
Total deferred tax liabilities	-	-
Net deferred tax	$-	$-

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets in the U.S. can be realized as of September 30, 2020 and 2019, accordingly, the Company has recorded a full valuation allowance on its U.S. deferred tax assets.

The Company files income tax returns in the United States on federal basis and various states. The Company is not currently under any international or any United States federal, state and local income tax examinations for any taxable years. All of the Company’s net operating losses are subject to tax authority adjustment upon examination.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters

On February 6, 2018 the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that the previous owners took excessive amounts of cash from the business prior to the close of the merger. On March 13, 2018 the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. On July 22, 2019, the Company was granted a dismissal without prejudice of the lawsuit filed against the previous owners of Howco. The Company and the previous owners are in discussion to settle the matter as of September 30, 2020.

In connection with the merger in fiscal 2016, with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the Company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

On February 11, 2019, the Supreme Court of the State of New York issued a summons to the former CFO of the Company, to appear before the court to answer the Company’s complaint seeking payment under a personal guarantee of the defendant to provide half of any compensation paid to the former Chief Strategy Officer. The Company is seeking $300,000 from the defendant relating to the November 27, 2018 settlement agreement with the former Chief Strategy Office for $600,000. The former CFO has responded to the suit and has filed a motion to dismiss the Company’s suit during August of 2019. The judge presiding ruled to dismiss the defendant’s motion. Currently, the Company is in discussion with the former CFO’s legal counsel to resolve the matter.

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

The Impact of COVID-19

The Company is a wholesale vendor to the Department of Defense through its wholly owned subsidiary, Howco and is directly involved in distribution and integration of advanced low altitude UAV systems, services and products. Both the wholesale vendor and the integration/distribution aspects of the Company’s business have been affected due to the COVID-19 social distancing requirements mandated by the federal, state and local governments where the Company’s operations occur. For some businesses, like the Company’s, much of the integration and distribution of its core products and delivery of its core services cannot always be done through “virtual” means, and even when this is possible, it requires significant capital and time to achieve. During the year ended September 30, 2020 sales and shipments at Howco have continued at a lower rate than during the year ended September 30, 2019. It is anticipated that there may be a higher impact on the Company’s operations of COVID-19 being realized during the year ended September 30, 2020, however the Company cannot assess the financial impact of the related COVID-19 restrictions as compared to other economic and business factors.

Settlements

On January 29, 2018, the Company entered into a settlement agreement and mutual release with a vendor who had provided public relations and other consulting services whereby the Company shall pay to this vendor an aggregate amount of $60,000 of which $30,000 was paid on February 2, 2018. The Company was to have paid ten monthly payments of $3,000 per month beginning on February 29, 2018. The vendor is to return 400 common shares of the Company’s common stock which will be cancelled upon satisfaction of the liability. The liability is recorded at $21,000 as of September 30, 2020 and 2019. The Company is in discussion with the vendor to address the past due amounts.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

On November 13, 2018 the Company and a vendor agreed to settle $161,700 in past due professional fees for a convertible note in the amount of $90,000. The note bears interest at 5% and matures in July 2019, and has a fixed discount conversion feature. The note is now past due and remains unconverted at September 30, 2020; however there is no default interest of penalty associated with the default. The accrued balance as accounts payable of $71,700 was recognized as a gain on debt extinguishment upon receipt of the waiver and release from the vendor.

During 2016, Company entered into an employment agreement with the Company’s former Chief Strategy Officer which provided for annual base compensation of $400,000 for a period of three years and provided for other additional benefits as defined in the agreement including a signing bonus of $100,000 payable during the first year of employment. During November 2018 the Company reached an agreement and executed a related stipulation and payment terms agreement stemming from the legal action by the former Chief Strategy Officer for improper termination. The plaintiff agreed to accept $600,000 in payments. The first scheduled payment of $200,000 was made on December 20, 2018 in accordance with the settlement terms. Twelve monthly payments of approximately $33,333 were due starting on January 15, through December 15, 2019. As of December 31, and September 30, 2019, unpaid balance related to the settlement were $54,000 and $131,724, respectively. The amount owed under the settlement was approximately $54,000, at December 31, 2019, which was paid on February 27, 2020, to the US Department of Treasury for taxes and other Federal obligations withheld along with employer payroll taxes.

On December 30, 2020, a Howco vendor filed a lawsuit seeking payment of past due invoices totaling $276,430 and finance charges of $40,212. The Company has recorded the liability for the invoices in the normal course of business. Management at Howco as well as a consultant are in negotiation with the vendor and their legal counsel and expect to settlement the matter.

As of September 30, 2020, the Company has received demand for payment of past due amounts for services by several consultants and service providers.

Commitments

Lease Obligations

The Company entered into an agreement with a manufacturer in Pismo Beach, California. The agreement provides for certain services to be provided by the manufacturer as needed by the Company. The agreement has an initial term of three years with one year renewals. In connection with this agreement, the Company has agreed to sublease space based in San Luis Obispo, California from the manufacturer for the purposes of the development and manufacturing of unmanned aerial vehicles. The lease provides for base monthly rent of approximately $15,000 for the initial term to be increased to $16,500 per month upon extension. The lease term begins February 1, 2017 and expires January 31, 2019 with the option to extend the term an additional 24 months. However, the Company never took possession of the premises and in July 2017, the Company made a decision to not take possession of the premises. The Company is in default of the rent payments and had received oral demand for payments. As of September 30, 2020, the Company has not made any of the required monthly rent payments in connection with this agreement. During fiscal 2017, the Company had expensed and accrued into accounts payable the remaining amounts due under the term of the lease for a total accrual of $360,000 pursuant to ASC 420-10-30. This balance remains accrued as of September 30, 2020 and September 30, 2019.

On April 16, 2020 the Company’s subsidiary Howco renewed its office and warehouse lease in Vancouver, WA for a term commencing on June 1, 2020 extending through June 1, 2023 at an initial monthly rent of approximately $5,154. The lease requires monthly payments including base rent plus CAM with annual increases.

The Company recognized a right-of-use asset of and a lease liability of $156,554, which represents the fair value of the lease payments calculated as present value of the minimum lease payments using a discount rate of 10% on date of the lease renewal in accordance with ASC 842. The asset and liability will be amortized as monthly payments are made and lease expense will be recognized on a straight-line basis over the term of the lease.

Right of use asset (ROU) is summarized below:

September 30, 2020
Operating lease at inception - June 2, 2020	$156,554
Less accumulated reduction	(17,778)
Balance ROU asset as of September 30, 2020	$138,776

Operating lease liability related to the ROU asset is summarized below:

Operating lease liabilities at inception - June 2, 2020	$156,554
Reduction of lease liabilities	(17,383)
Total lease liabilities - September 30, 2020	$139,171
Less: current portion	(52,180)
Lease liabilities, non-current	$86,991

Non-cancellable operating lease total future payments at September 30, 2020 are summarized below:

Total minimum operating lease payments	$168,483
Less discount to fair value	(29,312)
Total lease liability at September 30, 2020	$139,171

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

Future minimum lease payments under non-cancellable operating leases at September 30, 2020 are as follows:

Years ending September 30,	Amount
2021	62,185
2022	63,369
2023	42,929
Total minimum non-cancelable operating lease payments	$168,483

For the years ended September 30, 2020 and 2019, rent expense for all leases amounted to $67,356 and $59,737, respectively.

In December 2019, the Company relocated its primary office to 195 Paterson Avenue, Little Falls, New Jersey, under a one-year lease with a renewal option having monthly payments of $500.

Profit Sharing Plan (for Howco)

On April 13, 2018, Howco announced to its employees a Company-wide profit sharing program. The employee profit share is equal to their annual salary divided by the Company’s total annual payroll and multiplied by 10% of net income for the fiscal year. During the years ended September 30, 2020 and 2019 the employees earned $0 and $0, under this plan.

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

During the year ended September 30, 2020, Crown Bridge Partners notified the Company of a default on their convertible note dated March 1, 2019. The principal was increased by charges of $17,500 for technical default effective June 30, 2020 and an additional put premium was calculated to be $26,250.

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

NOTE 17 - CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At September 30, 2020, cash in bank did not exceed the federally insured limits of $250,000. The Company has not experienced any losses in such accounts through September 30, 2020.

Economic Concentrations

With respect to customer concentration, two customers accounted for approximately 72%, and 11%, of total sales for the year ended September 30, 2020. Two customers accounted for approximately 52% and 14%, of total sales for the period ended September 30, 2019.

With respect to accounts receivable concentration, two customers accounted for approximately 75%, and 21%, of total accounts receivable at September 30, 2020. Two customers accounted for approximately 57% and 20% of total accounts receivable at September 30, 2019.

With respect to supplier concentration, one supplier accounted for approximately 22% of total purchases for the year ended September 30, 2020. Two suppliers accounted for approximately 18% each of total purchases for the year ended September 30, 2019.

With respect to accounts payable concentration, three suppliers accounted for approximately 14%, 13%, and 10% of total accounts payable at September 30, 2020. Three suppliers accounted for approximately 14%, 12%, and 12% of total accounts payable at September 30, 2019.

With respect to foreign sales, it totaled approximately $7,180 for the year ended September 30, 2020.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

NOTE 18 - SUBSEQUENT EVENTS

Legal Matters

On December 30, 2020, a Howco vendor filed a lawsuit seeking payment of past due invoices totaling $276,430 and finance charges of $40,212. The Company has recorded the liability for the invoices in the normal course of business. Management at Howco as well as a consultant are in negotiation with the vendor and their legal counsel and expect to settlement the matter.

Shares Issued for Subscription

Between October 7 and December 23, 2020, the Company issued 322,550,196 shares of common stock to Trillium Partners LP for $564,463 of cash under the terms of the S-1A offering statement.

Shares Issued – Employees and Non-employees

On October 22, 2020, the Company issued 10,000,000 shares of common stock to a consultant for services rendered, which were valued at $0.0034, based on the stock price on the date of the grant. The cost of $34,000 was charged to consulting expense

On October 22, 2020, the Company granted 1,000,000 shares of common stock to an employee, which were valued at $0.0034, based on the stock price on the date of the grant. The cost of $3,400 was charged to compensation expense.

On October 22, 2020, the Company granted 5,000,000 shares of common stock to an employee, which were valued at $0.0034, based on the stock price on the date of the grant. The cost of $17,000 was charged to compensation expense.

Shares Issued for Conversions of Convertible Notes

Between October 26 – 30, 2020, Geneva Roth Remark Holdings Inc. converted principal of $60,000 and accrued interest of $3,000 from its convertible note dated April 20, 2020 into 36,006,192 shares of common stock at contracted prices. Following the conversions, the balance of principal and accrued interest was $0.

On November 24, 2020, Livingston Asset Management LLC converted principal of $17,000, accrued interest of $1,924 and fees of $1,025 into 16,623,800 shares of common stock at contracted prices. Following the conversion, the October 1, 2019 fee note principal and accrued interest were $0.

On December 1, 2020, Livingston Asset Management LLC converted principal of $17,000, accrued interest of $1,799 and fees of $1,025 into 16,503,483 shares of common stock at contracted prices. Following the conversion, the November 1, 2019 fee note principal and accrued interest were $0.

On December 11, 2020, Tri-Bridge Ventures LLC converted principal of $35,000 and accrued interest of $1,550 into 29,007,611 shares of common stock at contracted prices. Following the conversion, the May 14, 2020 note principal and accrued interest were $0.

On December 15, 2020, Livingston Asset Management LLC converted principal of $17,000, accrued interest of $1,770 and fees of $1,025 into 19,794,860 shares of common stock at contracted prices. Following the conversion, the December 1, 2019 fee note principal and accrued interest were $0.

On December 16, 2020, Alpha Capital Anstalt converted principal of $21,300, into 16,384,615 shares of common stock at contracted prices. Following the conversion, the February 20, 2020 securities purchase agreement note principal was $70,000.

Between December 15 – 16, 2020, Geneva Roth Remark Holdings Inc. converted principal of $53,000 and accrued interest of $2,650 from its convertible note dated June 9, 2020 into 46,375,000 shares of common stock at contracted prices. Following the conversions, the balance of principal and accrued interest was $0.

BANTEC, INC. (F/K/A BANTEK, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

Convertible Notes Issued

On October 18, 2020 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12%, matures in six months and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

On November 2, 2020, the Company executed a convertible promissory note issued to Geneva Roth Remark Holdings for $53,500, having a 10% annual interest rate, maturity of November 2, 2021, and conversion right to a 40% discount to the lowest traded price in the 20 days prior to delivery of a conversion notice. The note was funded for $50,000, with $3,500, disbursed for legal and execution fees.

On November 18, 2020 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12% and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

On December 15, 2020, the Company executed a convertible promissory note issued to Geneva Roth Remark Holdings for $43,500, having a 10% annual interest rate, maturity of December 15, 2021, and conversion right to a 40% discount to the lowest traded price in the 20 days prior to delivery of a conversion notice. The note was funded for $40,000, with $3,500, disbursed for legal and execution fees.

On December 18, 2020 the Company issued a convertible promissory note to an attorney for services in the amount of $6,000. The note bears interest at 12% and is convertible into the Company’s common stock at 50% of the lowest closing bid price on the 30 trading days immediately preceding the notice of conversion.

Related Party Note Issued by Howco

A promissory note was issued to the CEO on December 22, 2020 by Howco for $50,000, for a cash loan to Howco, having weekly payments of $2,580 for twenty-five weeks, which include a total of $14,500 of interest.

Note Repayments

Since September 30, 2020, the Company has repaid three convertible notes payable ($18,000) to an attorney for monthly fees and $50,000, to Trillium Partners LP, as partial repayment on their note dated September 11, 2020. The Company will recognize $18,000, of gain on debt extinguishment as a result of the repayments of fee notes.

Since September 30, 2020 the Company has repaid $50,000 on the promissory note issued to Trillium Partner LP on September 11, 2020, leaving an unpaid principal balance of $100,000.

Since September 30, 2020 the Company has repaid $263,000 of the related party convertible promissory note as amended issued to the CEO. The principal balance on Note 1 is $114,194

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT CERTIFYING ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2020 that the Company’s disclosure controls and procedures were not effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, currently the same person to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of September 30, 2020, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were not effective as of September 30, 2020.

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

Material Weakness Identified

Since the resignation of our former CFO in July 2017 we do not have a qualified in-house financial accounting expert to maintain our parent company and consolidation level books and records. To remediate this situation, we have engaged outsourced accountants. Currently there are no staff with knowledge of Generally Accepted Accounting Procedures on site at Howco and the Howco books and reports are reviewed by the out sourced accounting firm. Monitoring controls should be improved.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our number of directors is established at three, divided into three classes, designated as Class I, Class II and Class III. The term of the Class I directors will expire at the 2021 annual meeting of stockholders, the Class II directors will expire at the 2022 annual meeting of stockholders, and the term of the Class III directors will expire at the 2023 annual meeting of stockholders. A plurality of the votes of the shares of the registrant’s common stock present in person or represented by proxy at the annual meeting and entitled to vote on the election of directors are required to elect the directors. The Board members have three-year terms and in the absence of a vote at an annual meeting of stockholders, they continue for successive three-year terms until they are replaced or resign.

The following table sets forth certain information about our executive officers, key employees and directors as of December 21, 2020.

Name	Age	Position	Class
Michael Bannon	55	President, CEO, CFO, Director	I
Rodrigo Kuntz Rangel	43	Chief Technology Officer, Director	I
Matthew Wiles	46	COO, General Manager – Howco, Director	I

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

Nominating Procedures

During the fiscal year ended September 30, 2020, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Directors’ Fees

No compensation has been paid to any individual for services rendered as a director.

Compliance with Section 16(a) of the Securities Exchange Act

Not Applicable

Code of Ethics

We have adopted a Code of Ethics for all officers and directors which is filed as Exhibit 14.1 to this Annual Report on Form 10-K. We will provide a copy of our Code of Ethics to any person, without charge, upon written request to the Company. There have been no waivers to any of the Code of Ethics provisions nor any amendments made to the Code of Ethics during the year ended September 30, 2020.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Compensation Philosophy

This section discusses the principles underlying our policies and decisions with respect to the compensation of our executive officers and what we believe are the most important factors relevant to an analysis of these policies and decisions. This section also describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers as of September 30, 2020. Our “named executive officers” for 2020 are Michael Bannon, Matthew Wiles and Dr. Rodrigo Kuntz Rangel. The compensation of each of our other current executive officers is based on individual terms approved by our board of directors. Our board of directors made changes to current executive compensation as outlined below.

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

On March 28, 2017, we entered into an at-will employment agreement with Matthew Wiles as General Manager of Howco. Under the terms of employment agreement, Mr. Wiles’ compensation is $140,000 per annum and he also will be eligible for a bonus of 10% of Howco’s gross profits over $1.25 million to be paid in cash after the annual financial statements have been completed and, if applicable, audited for filing with the SEC. Mr. Wiles will also receive options to acquire 250 shares of the Company’s common stock vesting over five years in equal amounts on the anniversary date of his Employment Agreement. On September 16, 2019, Mr. Wiles’ employment agreement was modified to provide salary of $275,000, and an annual bonus of 2% of net income. At the Company’s discretion, salary and bonus may be paid in cash or stock and payment may be deferred.

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

Use of Compensation Consultants and Market Benchmarking

For purposes of determining total compensation and the primary components of compensation for our executive officers in 2020, we did not retain the services of a compensation consultant or use survey information or compensation data to engage in benchmarking. In the future, we expect that our compensation committee will consider publicly available compensation data for national and regional companies in the drone industry to help guide its executive compensation decisions at the time of hiring and for subsequent adjustments in compensation. Even if we retain the services of an independent compensation consultant to provide additional comparative data on executive compensation practices in our industry and to advise on our executive compensation program generally, our board of directors and future compensation committee will ultimately make their own decisions about these matters.

Beginning with fiscal year 2021, we expect that our annual cash bonus program will be based upon net profit. As specified in the executive contracts of Michael Bannon, the CEO, and Matthew Wiles, the COO, they will receive three and two percent of the net profit respectfully. The board can elect to give discretionary bonuses based on the increase in stock price or the successful acquisition and integration of a company into the Bantec corporate family.

Stock-Based Awards

Our equity award program is the primary vehicle for offering long-term incentives to our executives. While we do not have any equity ownership guidelines for our executives, we believe that equity grants provide our executives with a strong link to our long-term performance create an ownership culture and help to align the interests of our executives and our stockholders. In addition, the vesting feature of our equity awards contributes to executive retention by providing an incentive for our executives to remain in our employ during the vesting period. Currently, our executives are eligible to participate in our 2016 stock incentive plan, which we refer to as the 2016 Plan, and all equity awards granted in 2017 (no awards were granted in fiscal years 2020 and 2019) were pursuant to the 2016 Plan. Under our 2016 Plan, executives are eligible to receive grants of stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other stock-based equity awards at the discretion of our board of directors.

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

Summary Compensation Table

The following table sets forth the total compensation awarded to, earned by or paid to our named executive officers during the fiscal years ended September 30, 2020 and 2019.

SUMMARY COMPENSATION TABLE

Name and Principal Occupation	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
M. Bannon	2020	$624,000	$0	$0	0	$0	$0	$0	$624,000
M. Bannon	2019	$379,750	$0	$0	0	$0	$0	$0	$379,750
R. Kuntz Rangel	2020	$0	$0	$0	0	$0	$0	$0	$0
R. Kuntz Rangel	2019	$0	$0	$0	0	$0	$0	$0	$0
M. Wiles	2020	275,000	$0	$0	0	$0	$0	$0	$275,000
M. Wiles	2019	$145,200	$0	$0	0	$0	$0	$0	$145,200

(1)	The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the year computed in accordance with the provisions of ASC 718, excluding the impact of estimated forfeitures related to service-based vesting conditions (which in our case were none).

(2)

Rodrigo Kuntz Rangel did not receive any compensation from us for his service as our Chief Technology Officer in 2020 and 2019. We issued to Rodrigo Kuntz Rangel an option to acquire 2,000 shares of our common stock in July 2016. 1,000 shares vested on July 1, 2017 and 1,000 shares vested on July 1, 2018. An additional grant of 2,100 options were granted on March 30, 2017 and each tranche of 420 options vests beginning April 1, 2018 and each year thereafter.

Grants of Plan-Based Awards in 2020 and 2019

No options were granted in 2020 or 2019.

Outstanding Equity Awards at September 30, 2020

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of September 30, 2020.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price		Option Expiration		Number of shares that have not vested	Market value of shares that have not vested
Name	Exercisable	Unexercisable	($/Sh)		Date		(#)	($)
Rodrigo Kuntz Rangel	3,260	840	$201	(1)	7/1/26	(2)
Matthew Wiles	750	500	215	(1)	3/28/27	(3)

(1)	Weighted average exercise price

(2)	One stock option grant for 2,000 shares expires 7/1/26 and the grants for 2,100 expire March 30, 2027.

(3)	One stock option grant for 250 shares expires 3/28/27; each successive grant of 250, expires August 24, 2027.

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

On March 28, 2017, we entered into an at-will employment agreement with Matthew Wiles as General Manager of Howco. Under the terms of employment agreement, Mr. Wiles’ compensation is $140,000 per annum and he also will be eligible for a bonus of 10% of Howco’s gross profits over $1.25 million to be paid in cash after the annual financial statements have been completed and, if applicable, audited for filing with the SEC. Mr. Wiles will also receive options to acquire 250 shares of the Company’s common stock vesting over five years in equal amounts on the anniversary date of his Employment Agreement. On September 16, 2019, Mr. Wiles’ employment agreement was modified to provide salary of $275,000, and an annual bonus of 2% of net income. At the Company’s discretion, salary and bonus may be paid in cash or stock and payment may be deferred.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Defined Contribution Plan

In August 2016, Bantec, Inc. established a qualified 401(k) defined contribution plan with a discretionary employer match provision. All employees who are at least twenty-one years of age are eligible to participate in the plan. The plan allows participants to defer up to 90% of their annual compensation, up to statutory limits. There were $0 of employer contributions for the years ended September 30, 2020, and 2019.

Howco is the sponsor of a qualified 401(k) plan with a safe harbor provision. All employees are eligible to enter the plan within one year of the commencement of employment. Employer contributions charged to expenses for the years ended September 30, 2020 and 2019 were $29,634 and $30,683, respectively.

On April 13, 2018, Howco Distributing announced to its employees a Company-wide profit-sharing program. In fiscal year 2018, Howco Distributing, distributed approximately ten-percent of the Company’s net income. The employee profit is equal to their annual salary divided by the Company’s total annual payroll and multiplied by 10% of net income for the fiscal year. During the years ended September 30, 2020 and 2019 there was no profit and therefore no distribution under the plan.

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

2016 Stock Incentive Plan

History. On June 7, 2016, the Board of Directors approved and on June 8, 2016, the stockholders approved the 2016 Stock Incentive Plan (the “2016 Plan”) under which employees, officers, directors and consultants are eligible to receive grants of stock options, stock appreciation rights (“SAR”), restricted or unrestricted stock awards, restricted stock units, performance awards, other stock-based awards, or any combination of the foregoing. The Plan authorizes up to 100,000 shares of our common stock for stock-based awards.

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

Eligibility. The 2016 Plan provides that awards may be granted to employees, officers, directors and consultants of the Company or of any parent, subsidiary or other affiliate of the Company as the Administrator may determine. A person may be granted more than one award under the 2016 Plan.

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

2020 Director Compensation

We currently do not have a formal non-employee director compensation policy. However, we do reimburse our non-employee directors for their reasonable expenses incurred in connection with attending our board of directors and committee meetings, and we may in the future grant stock options and pay cash compensation to some or all of our non-employee directors. Other than reimbursement of out-of-pocket expenses as described above, we did not provide any cash or equity compensation to our non-employee directors during the year ended September 30, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 5, 2021, certain information concerning the beneficial ownership of our capital stock, including our common stock, and stock options as converted into common stock basis, by:

●	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;

●	each director;

●	each named executive officer;

●	all of our executive officers and directors as a group; and

●	each person or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

The column entitled “Percentage of Class” is based on 1,010,278,197 shares of common stock outstanding as of December 31, 2020. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of December 29, 2020, are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Michael Bannon has voting control through his ownership of 250 shares of Series A preferred stock. Each share of Series A preferred stock entitles the holder to vote on all matters submitted to a vote of our shareholders with each shareholder casting a vote equal to the quotient of the sum of all outstanding shares of common stock divided by 0.99, which based on, 1,010,278,197 shares issued and outstanding equates to voting rights equal to 1,020,483,027 shares of common stock.

Name and Address [1]	Amount and Nature of Beneficial Ownership	Percentage of Class
Michael Bannon (2)	165,037,672	16.34%
Dr. Rodrigo Kuntz Rangel (3)	3,260	0.0003%
TCA (4)	1,708,148,639	169%
Matthew Wiles (5)	2,750	0.0003%
All Officers and Directors as a Group	165,041,338	16.34%

(1)	Unless otherwise indicated, the address of such individual is c/o the Company.

(2)	Michael Bannon has voting control through his ownership of 250 shares of Series A preferred stock voting on an as-converted basis. This chart reflects only the issued and outstanding shares of our common stock.

(3)	Represents shares issuable upon the exercise of stock options to purchase shares of our common stock that are exercisable within 60 days of January 5, 2021.

(4)	Based upon the right of TCA to convert the unpaid principal and interest owed under the convertible note issued by the Company to TCA. TCA is a limited partnership organized under the laws of the Cayman Islands and had its principal office at 19950 West Country Club Drive, 1 st Floor, Aventura, Florida 33180. Currently, TCA has ceased operations and its funds and management entities are in receivership.

(5)	Matthew Wiles is the COO and a member of the Board of Directors since August 6, 2018. He was awarded 2,000 common shares and he has received an option to acquire 1,250 shares of our common stock at an average exercise price of $210.00 per share, of which 750 are exercisable within 60 days of January 5, 2021.

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

The Company has a $840,000 convertible note payable (“Note 1”) to a related party entity controlled by the Company’s CEO. Note 1 bear’s interest at an annual rate of 7% with an original maturity date of June 11, 2017, which has been extended to June 11, 2022, at which time all unpaid principal and interest is due. The holder of Note 1 has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion.

On April 15, 2020, the Company amended the above Note 1 first issued to AIG and subsequently assigned to Pike Falls LLC (entities controlled by the Company’s CEO) in amount of $840,000, with a principal and accrued interest balance of $688,444, and $210,409, respectively at June 30, 2020. The amendment changes conversion terms, which now state the note principal and interest may be converted to common stock at 50% of the lowest closing bid price during thirty days prior to conversion, increases the interest rate to 10%, and has a maturity date of January 7, 2022. The change in conversion terms has been treated as a debt extinguishment and the modified note is treated stock settled debt under ASC 480, and a put premium of $688,444 was recognized with a charge to loss on debt extinguishment. As of September 30, 2020, Note 1 has been partially converted and the principal balance was $377,194 and accrued interest was $221,323.

The Company has a convertible note payable (for an unspecified amount) with the Company’s CEO. This line of credit (“LoC”) bears interest at an annual rate of 7% with a maturity date of December 31, 2017, at which time all unpaid principal and interest was due. On December 15, 2017 the due date was extended to July 2, 2018 and then in July, 2018, the due date was extended to June 30, 2019, and on December 23, 2018 the maturity date of the LoC was extended to September 23, 2024. The holder of the LoC has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. During the year ended September 30, 2020 the Company was advanced $64,940 and repaid $132,803, on this LoC. As of September 30, 2020 and 2019, the LoC has not been converted, the balance was $99,142 and $166,995, and accrued interest was $31,260 and $21,838, respectively. This LoC is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula.

On July 2, 2019, the Company issued a convertible note payable (“Note 2”) to an affiliate of the Company’s CEO for a $15,000, cash loan. The funds were paid directly to a vendor to the Company. The note had an original maturity of June 9, 2020, however the note was amended effective September 30, 2020 and new maturity is May 31, 2022. The note bears interest at 10% and may be converted to the Company’s common stock at 50% of the lowest closing bid in the 20 trading days prior to notification of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $15,000 with a charge to interest expense for the note. The note principal and put premium were $15,000, and $15,000, at September 30, 2020 and 2019. Accrued interest was $1,843, at September 30, 2020.

On September 13, 2019, the Company issued a convertible note payable to an entity controlled by the Company’s CEO for a $17,000, cash loan. The note had an original maturity of June 9, 2020, however the note was effective September 30, 2020 and the new maturity is May 31, 2022. The note bears interest at 10% and may be converted to the Company’s common stock at 50% of the lowest closing bid in the 20 trading days prior to notification of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium of $17,000 with a charge to interest expense for the notes. The note principal and put premium were $17,000, and $17,000, at September 30, 2020 and 2019. Accrued interest was $1,799, at September 30, 2020.

On December 30, 2018 the Company issued a promissory note to the CEO for a $400,000, cash loan. The note bears interest at 12% per annum, matures on January 7, 2024 and required monthly payment of principal of $5,000 with a balloon payment at maturity.

On April 14, 2020, the Company amended the above note first issued to Michael Bannon (the Company’s CEO) on December 30, 2018, in amount of $400,000, with a principal and interest balance of $367,500, and $76,619, respectively at September 30, 2020. The amendment adds conversion terms, which state the note principal and interest may be converted to common stock at 50% of the lowest closing bid price during thirty days prior to conversion, and reduces the interest rate to 10%, and extends the maturity date to January 7, 2024. The change in conversion terms has been treated as a debt extinguishment and the new note is considered a stock settled debt under ASC 480, and put premium of $367,500 has been recognized with a charge to interest expense.

On January 19, 2019 the Company issued a, promissory note to the CEO for a $200,000, cash loan. The note bears interest at 12% per annum, matures on September 23, 2021 and requires monthly payments of $2,500 principal.

On April 14, 2020, the Company amended the note first issued to Michael Bannon (the Company’s CEO) on January 19, 2019, in amount of $200,000, with a principal and interest balance of $195,000, and $17,947. The amendment adds conversion terms, which state the note principal and interest may be converted to common stock at 50% of the lowest closing bid price during thirty days prior to conversion, and reduces the note interest rate to 10%, and extends the maturity date to April 15, 2026. The change in conversion terms has been treated as a debt extinguishment and the new note is considered a stock settled debt under ASC 480, and put premium of $195,000 has been recognized with a charge to loss on debt extinguishment. During 2020, $14,250 was repaid and $180,750 was converted to common stock. The note principal balance of $195,000 has been fully extinguished at September 30, 2020 and accrued interest was $20,855.

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

On April 15, 2020, the Company issued a convertible note payable to Michael Bannon (the Company’s CEO) in the principal amount of $69,391, in replacement for the amounts owed to an entity controlled by Mr. Bannon (above) The new note interest rate is 10%, and it matures on January 31, 2022. The new note principal and interest may be converted into the Company’s common stock at 50% of the lowest closing bid price in the thirty days preceding the conversion notice. This issuance is treated as a debt extinguishment of the old note and the new note conversion terms have been treated as stock settled debt under ASC 480, and put premium of $69,391 has been recognized with a charge to interest expense. The principal and accrued interest were $69,391 and $5,332 respectively as of September 30, 2020.

On December 22, 2020 a promissory note was issued to the CEO by Howco for $50,000 having weekly payments of $2,580 for twenty five weeks, which include a total of $14,500 of interest.

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

On March 28, 2017, Bantec entered into an at-will employment agreement with Matthew Wiles as General Manager of Howco. Under the terms of the employment agreement, Mr. Wiles’ compensation is $140,000 per annum and he also will be eligible for a bonus of 10% of Howco’s gross profits over $1.25 million to be paid in cash after the annual financial statements have been completed and, if applicable, audited for filing with the SEC. Mr. Wiles will also receive options to acquire 250 shares of Bantec’s common stock, vesting over five years in equal amounts on the anniversary date of his Employment Agreement. On September 16, 2019, Mr. Wiles’ employment agreement was modified to provide salary of $275,000, and an annual bonus of 2% of net income. At the Company’s discretion, salary and bonus may be paid in cash or stock and payment may be deferred.

On January 30, 2019, the Company filed Form 8K announcing the Board of Directors appointment on January 5, 2019 of Jeffery L. Garon as member of the board and as the Company’s chief financial officer. Under the terms of the January 4, 2019 compensation agreement with the CFO, the Company issues 100 shares each month to the CFO. The monthly stock awards are charged to compensation expense using the grant date quoted prices. During the year ended September 30, 2019, the Company was obligated to and issued 1,700 common restricted shares to the former CFO charging payroll expenses $600. The CFO resigned effective June 20, 2019.

On September 16, 2019, the employment agreement with the President/CEO and discussed above was modified to provide salary of $624,000, and an annual bonus of 3% of net income. At the Company’s discretion, salary and bonus may be paid in cash or stock and payment may be deferred.

Shares of Common Stock Issued to CEO

On April 14, 2020, the Company’s CEO was issued 15,000,000 shares of restricted common stock in conversion of $23,250 in principal on the note issued January 19, 2019 as amended on April 14, 2020 at the contractual price of $0.0016.

On July 24, 2020, the CEO, was issued 150,000,000, restricted shares of common stock in conversion of $157,500 of principal and $5,460 of accrued interest on his January 19, 2019, note having an original principal amount of $200,000. The shares were priced at $.00105, in accordance with the conversion terms within the amendment on April 14, 2020. Following the conversion the principal was fully liquidated.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by Salberg & Company P.A. during fiscal years 2020 and 2019:

	2020	2019
Audit Fees	$72,300	$74,000
Audit-Related Fees	9,100	13,900
Tax Fees	-	-
All Other Fees	-	-
Total	$81,400	$87,900

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

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During fiscal years 2020 and 2019, no services were provided in this category.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 12, 2021.

Bantec, Inc.

By:	/s/ Michael Bannon
Name:	Michael Bannon
Title:	Chief Executive Officer / Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)

/s/ Michael Bannon
Director

/s/ Matthew Wiles
Director

/s/ Rodrigo Kuntz Rangel
Director