Form 10-Q
period 2021-06-30
Bantec, Inc.
filed 2021-08-12
CIK 1704795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,967,514,255 shares as of August 9, 2021.

BANTEC, INC .

Form 10-Q

June 30, 2021

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash	$124,895	$164,014
Accounts receivable	233,299	349,389
Inventory	38,482	44,599
Prepaid expenses and other current assets	4,593	35,403

Total Current Assets	401,269	593,405

Property and equipment, net	1,461	8,835
Right of use lease asset	98,813	138,776

Total non-current assets	100,274	147,611

Total Assets	$501,543	$741,016

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,684,412	$2,832,790
Accrued expenses and interest	4,316,115	3,595,428
Convertible notes payable - net of discounts and premiums	7,592,051	8,310,950
Note payable - seller	882,000	900,000
Line of credit - bank	36,648	41,609
Current portion notes and loans payable – net of discounts	477,886	903,251
Note payable – related party	84,026	-
Settlement payable	42,850	42,850
Lease liability – current portion	52,181	52,180
Derivative Liabilities	125,057	128,628

Total Current Liabilities	16,293,226	16,807,686

Long-term Liabilities:
Convertible note payable, net of premiums - related party	-	1,791,312
Notes and loans payable – net of current portion	304,790	-
Lease liability, less current portion	47,831	86,991

Total Long-term Liabilities	352,621	1,878,303

Total Liabilities	16,645,847	18,685,989

Commitments and Contingencies (Note 14)

Stockholders’ Deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, Series A preferred stock - no par value, 250 shares designated, issued and outstanding at June 30, 2021 and September 30, 2020, respectively	-	-
Common stock - $0.0001 par value, 6,000,000,000 shares authorized, 1,667,516,906 and 491,032,439 shares issued and outstanding at June 30, 2021 and September 30, 2020, respectively	166,752	49,104
Additional paid-in capital	15,916,835	13,080,692
Accumulated deficit	(32,227,891)	(31,074,769)

Total Stockholders’ Deficit	(16,144,304)	(17,944,973)

Total Liabilities and Stockholders’ Deficit	$501,543	$741,016

See accompanying notes to unaudited condensed consolidated financial statements

BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Sales	$622,423	$1,144,893	$2,034,327	$3,623,323

Cost of Goods Sold	494,107	831,922	1,229,348	2,799,918

Gross Profit	128,316	312,971	804,979	823,405

Operating Expenses:
Selling, general, and administrative expenses	790,539	615,596	2,277,418	2,063,920
Depreciation	2,458	2,772	7,374	8,316

Total Operating Income (Expenses)	792,997	618,368	2,284,792	2,072,236

Loss from Operations	(644,681)	(305,397)	(1,479,813)	(1,248,813)

Other Income (Expenses):
Gain (loss) on change in fair market value of derivative	19,880	-	(5,280)	-
Gains (loss) on debt extinguishment, net	-	(1,475,580)	1,365,988	(1,318,092)
Interest and financing costs	(318,881)	(434,615)	(1,034,017)	(1,169,732)

Total Other Income (Expenses)	(299,001)	(1,910,195)	326,691	(2,487,824)

Net Loss before Provision for Income Tax	(963,682)	(2,215,592)	(1,153,122)	(3,736,655)

Provision for Income Tax	-	-	-	-

Net Loss	$(963,682)	$(2,215,592)	$(1,153,122)	$(3,736,655)

Basic and Diluted Loss Per Share	$(0.0)	$(0.043)	$(0.0)	$(0.192)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	1,637,212,900	51,443,115	1,241,731,956	19,446,072

See accompanying notes to unaudited condensed consolidated financial statements

BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

For the Nine Months ended June 30, 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2020	250	$-	491,032,439	$49,104	$13,080,692	$(31,074,769)	$(17,944,973)

Share-based compensation	-	-	-	-	108,651	-	108,651

Shares issued to employees	-	-	11,000,000	1,100	76,300	-	77,400

Shares issued for cash	-	-	701,447,910	70,143	1,284,889	-	1,355,032

Shares issued to non-employees for services	-	-	20,000,000	2,000	146,000	-	148,000

Shares issued for conversion of notes, fees and including premiums reclassified	-	-	444,036,557	44,405	1,220,303	-	1,264,708

Net loss for the nine months ended June 30, 2021	-	-	-	-	-	(1,153,122)	(1,153,122)
Balance, June 30, 2021 (Unaudited)	250	$-	1,667,516,906	$166,752	$15,916,835	$(32,227,891)	$(16,144,304)

For the Three Months ended June 30, 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2021	250	$-	1,553,882,154	$155,388	$15,360,046	$(31,264,209)	$(15,748,775)

Share-based compensation	-	-	-	-	30,638	-	30,638

Shares issued to employees	-	-	5,000,000	500	56,500	-	57,000

Shares issued for cash	-	-	80,000,000	8,000	192,00	-	200,000

Shares issued to non-employees for services	-	-	10,000,000	1,000	113,000	-	114,000

Shares issued for conversion of notes, fees and including premiums reclassified	-	-	18,634,752	1,864	164,651	-	166,515

Net loss for the three months ended June 30, 2021	-	-	-	-	-	(963,682)	(963,682)
Balance, June 30, 2021 (Unaudited)	250	$-	1,667,516,906	$166,752	$15,916,835	$(32,227,891)	$(16,144,304)

For the Nine Months Ended June 30, 2020

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2019	250	$-	3,255,346	$326	$11,850,771	$(26,746,451)	$(14,895,354)

Share-based compensation	-	-	-	-	63,531	-	63,531

Shares issued for services	-	-	288,948	29	23,455	-	23,484
Shares issued for conversion of notes and reclassification of debt premiums	-	-	121,473,786	12,147	435,464	-	447,611
Cancellation of shares issued for 3(a)(10) debt settlement	-	-	(194,520)	(19)	19	-	-
Net loss for the nine months ended June 30, 2020	-	-	-	-	-	(3,736,655)	(3,736,655)
Balance, June 30, 2020 (Unaudited)	250	$-	124,823,560	$12,483	$12,373,240	$(30,483,106)	$(18,097,383)

For the Three Months ended June 30, 2020

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2020	250	$-	4,414,959	$442	$12,049,787	$(28,267,514)	$(16,217,285)

Share-based compensation	-	-	-	-	(69,068)	-	(69,068)

Shares issued for services	-	-	25,000	3	105	-	108

Shares issued for conversion of notes and reclassification of debt premiums	-	-	120,383,601	12,038	392,416	-	404,454
Net loss for the three months ended June 30, 2020	-	-	-	-	-	(2,215,592)	(2,215,592)
Balance, June 30, 2020 (Unaudited)	250	$-	124,823,560	$12,483	$12,373,240	$(30,483,106)	$(18,097,383)

See accompanying notes to unaudited condensed consolidated financial statements.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	June 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(1,153,122)	$(3,736,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,374	8,316
Amortization of debt discounts	145,603	158,898
Accretion of premium on convertible note	282,089	270,220
Stock based fee, conversion of loans	6,830	17,207
Share-based compensation and other expense	277,051	87,015
Non-cash rent expense	804	-
Fee notes issued	17,500	201,000
Loss on change in fair market value of derivative	5,280	-
Loss on settlement of accrued expenses	(28,294)	(11,113)
(Gain) Loss on debt extinguishment	(1,337,753)	1,329,205
Loan fee expense	2,670	-
Default penalties on convertible notes	-	49,000
Changes in operating assets and liabilities:
Accounts receivable	116,090	416,898
Inventory	6,117	64,427
Prepaid expenses and other current assets	30,810	47
Accounts payable and accrued expenses	709,075	1,181,353
Settlements payable	-	(131,724)

Cash Used in Operating Activities	(911,075)	(95,906)
Cash Flows from Financing Activities:
Proceeds stock sales	1,355,032	-
Proceeds from factoring loans and notes	430,925	299,146
Repayments of factoring loans and notes	(613,296)	(545,908)
Net proceeds from convertible notes payable	350,000	142,000
Repayments of convertible notes payable	(18,000)	-
Net proceeds from promissory notes	166,777	-
Repayments of promissory notes	(70,000)	-
Net proceeds from SBA loan payable	-	150,000
Net proceeds from PPP loan payable	154,790	220,710
Repayment of line of credit	(4,961)	(625)
Proceeds promissory notes – related parties	140,000	-
Repayment of promissory notes – related parties	(55,974)	-
Repayment various convertible notes – related parties	(945,227)	(132,803)
Proceeds from lines of credit - related parties	-	59,725
Repayment seller note	(18,000)	-

Cash Provided by Financing Activities	871,956	192,245

Net Increase (Decrease) in Cash	(39,119)	96,339

Cash - beginning of period	164,014	149,832

Cash - end of period	$124,895	$246,171

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$98,895
Income taxes	$-	$-

Noncash financing and investing activities:
Right-of-use asset	$-	$156,554
Debt discounts	$169,283	$124,500
Reclassification of convertible note accrued interest to principal	$-	$8,870
Issuance of common stock for note conversions	$673,361	$231,806
Issuance of common stock for accrued interest of notes	$44,514	$14,077
Reclassification of debt premium upon conversion	$540,024	$184,880
Issuance of common stock for accrued salary	$57,000	$-

See accompanying notes to unaudited condensed consolidated financial statements

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Bantec, Inc. is a product and service company targeting the U.S. Government, state governments, municipalities, hospitals, universities, manufacturers and other building owners. Bantec also provides product procurement, distribution, and logistics services through its wholly-owned subsidiary, Howco Distributing Co., (“Howco”) (collectively, the “Company”) to the United States Department of Defense and Defense Logistics Agency. The Company established Bantec Sanitizing which offers sanitizing products and equipment through its new online web store bantec.store and through Bantec Sanitizing franchises. The Company has operations based in Little Falls, New Jersey and Vancouver, Washington. The Company continues to seek strategic acquisitions and partnerships that offer an opportunity to grow sales and profit.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2020 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on January 12, 2021. The consolidated balance sheet as of September 30, 2020 contained herein has been derived from the audited consolidated financial statements as of September 30, 2020, but does not include all disclosures required by GAAP.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended June 30, 2021, the Company has a net loss of $1,153,122 and used cash in operations of $911,075. The working capital deficit, stockholders’ deficit and accumulated deficit was $15,891,953, $16,144,304 and $32,227,891, respectively, at June 30, 2021. Furthermore, on September 6, 2019 the Company received a default notice on its payment obligations under the senior secured credit facility agreement (see Note 9), defaulted on its Note Payable – Seller in September 2017 and has since defaulted on other promissory notes. As of June 30, 2021, the Company has received demands for payment of past due amounts from several consultants and service providers. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has continued to implement cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its secured obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

	At June 30, 2021			At September 30, 2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative Liability	-	-	$125,057	-	-	$128,628

A roll-forward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at September 30, 2020	$128,628
Reclassification of derivative liability upon conversion	(8,851)
Changes in fair market value during the nine months ended June 30, 2021	5,280
Balance at June 30, 2021	$125,057

The warrants were issued to a convertible note holder in November and December 2017 and initially determined to be equity instruments and recorded as note discount and as additional paid in capital. On June 4, 2018 the anti-dilutive provision of the warrants took effect and based on the new conversion formula management determined the warrant became a derivative liability and reclassified the Fair Value on June 4, 2018 from additional paid-in capital to derivative liability with fair market value changes recognized in operations for each reporting date. The derivative liability associated with the warrants is $125,057.

Cash and Cash Equivalents

Cash equivalents consist of liquid investments with maturities of three months or less at the time of purchase. There are no cash equivalents at the balance sheet dates.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Property & Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Depreciation expense was $2,458 and $2,772; $7,374 and $8,316 for the three and nine months ended June 30, 2021 and 2020, respectively.

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

JUNE 30, 2021

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

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Shipping and Handling Costs

The Company has included freight-out and packaging costs as components of cost of sales, which amounted to $25,019 and $52,752, net of customer freight receipts for the nine months ended June 30, 2021 and 2020, respectively.

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

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Company currently has no federal or state tax examinations in progress. As of June 30, 2021, the Company’s tax returns for the tax years 2020, 2019 and 2018 remain subject to audit, primarily by the Internal Revenue Service.

The Company did not have unrecognized tax benefits as of June 30, 2021 and September 30, 2020 and does not expect this to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of provision for income taxes.

Earnings /Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of June 30, 2021, 17,223 options were outstanding of which 15,854 were exercisable, 17,614,776 warrants were outstanding and exercisable, and related party convertible debt and accrued interest totaling $184,488 was convertible into 49,423,106 shares of common stock. Additionally, as of June 30, 2021, the outstanding principal balance, including accrued interest of the third-party convertible debt, totaled $7,754,517 and was convertible into 1,361,827,432 shares of common stock. It should be noted that contractually the limitations on the third-party notes (and the related warrant) limit the number of shares converted to either 4.99% or 9.99% of the then outstanding shares. As of June 30, 2021, and 2020, potentially dilutive securities consisted of the following:

	June 30, 2021	June 30, 2020
Stock options	17,223	17,755
Warrants	17,614,776	47,910,830
Related party convertible debt and accrued interest	49,423,106	1,357,813,328
Third party convertible debt (including senior debt)	1,361,827,432	3,694,991,661
Total	1,428,882,537	5,100,733,574

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. As of June 30, 2021, the Company did not report any segment information since the vast majority of Company sales were from its subsidiary, Howco. Sales of drones were not material during the nine months ended June 30, 2021.

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

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable at June 30, 2021 and September 30, 2020 is as follows:

	June 30, 2021	September 30, 2020
Accounts receivable	$233,299	$349,389
Reserve for doubtful accounts	-	-
	$233,299	$349,389

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 4 - INVENTORY

At June 30, 2021 and September 30, 2020, inventory consists of finished goods and was valued at $38,482 and $44,599, respectively.

NOTE 5 - LINE OF CREDIT - BANK

The Company has a revolving line of credit with a financial institution, which balance is due on demand and principal payments are due monthly at 1/60 th of the outstanding principal balance. This revolving line of credit is in the amount of $50,000, and is personally guaranteed by the Company’s Chief Executive Officer (“CEO”). The line bears interest at a fluctuating rate equal to the prime rate plus 4.25%, which at June 30, 2021 and September 30, 2020 was 7.5% and 7.5%, respectively. As of June 30, 2021, and September 30, 2020, respectively, the balance of the line of credit was $36,648 and $41,609, with $13,352, available at June 30, 2021.

NOTE 6 - SETTLEMENT PAYABLE

On July 20, 2018, the Company entered into a settlement agreement with a collection agent for American Express relating to $127,056 of past due charges. The agreement provides for initial payment of $12,706, the monthly payments of $6,500 and final payment on January 27, 2020 of $3,850. The amount due at June 30, 2021 and September 30, 2020, was $42,850. Under the terms of the stipulation and settlement agreement, this debt is in default.

NOTE 7 - NOTE PAYABLE – SELLER

In connection with the acquisition of Howco in September 2016, the Company issued a note payable in the amount of $900,000 to the sellers of Howco. The note matured on September 9, 2017 and bears interest at 5.50% per annum. The note requires payment of unpaid principal and interest upon maturity. The note is secured by all assets of Howco Distribution Co. and subordinated to the Senior Secured Credit Facility discussed below. The note is currently in default and the default interest rate is 8% per annum. The Company made three repayments totaling $9,000 during the three months ended June 30, 2021. At June 30, 2021 and September 30, 2020, principal and accrued interest on this note amounted to $882,000, $322,982 and $900,000 and $269,682, respectively.

NOTE 8 - CONVERTIBLE AND OTHER NOTES PAYABLE – RELATED PARTY OFFICER AND HIS AFFILIATES

Convertible Notes

The related party officer and his affiliates convertible notes balance consisted of the following at June 30, 2021 and September 30, 2020:

	June 30,	September 30,
	2021	2020
Principal	$-	$945,227
Premiums	-	846,085
Total	-	1,791,312
Current portion, including premiums	-	-
Long term	$-	$1,791,312

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

On April 15, 2020, the Company amended the above Note 1 first issued to AIG and subsequently assigned to Pike Falls LLC (entities controlled by the Company’s CEO) in amount of $840,000, with a principal and accrued interest balance of $688,444, and $210,409, respectively at June 30, 2020. The amendment changes conversion terms, which now state the note principal and interest may be converted to common stock at 50% of the lowest closing bid price during the thirty days prior to conversion, increases the interest rate to 10%, and has a maturity date of January 7, 2022. The change in conversion terms has been treated as a debt extinguishment and the modified note is treated stock settled debt under ASC 480, and a put premium of $688,444 was recognized with a charge to loss on debt extinguishment. The principal balance was $377,194 and accrued interest was $187,273 at September 30, 2020. As of June 30, 2021, Note 1 principal has been fully converted or paid in cash long with accrued interest of $187,273, and the accrued interest balance was $37,097 as of June 30, 2021. $377,194 was recognized as a gain on extinguishment of debt during the nine months ended June 30, 2021.

The Company has a convertible note payable (for an unspecified amount) with the Company’s CEO. This line of credit (“LoC”) bears interest at an annual rate of 7% with a maturity date of December 31, 2017, at which time all unpaid principal and interest was due. On December 15, 2017 the due date was extended to July 2, 2018 and then in July, 2018, the due date was extended to June 30, 2019, and on December 23, 2018 the maturity date of the LoC was extended to September 23, 2024. The holder of the LoC has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. This LoC is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula. During the year ended September 30, 2020 the Company was advanced $64,940 and repaid $132,803, on this LoC. As of September 30, 2020, the LoC has not been converted, the balance was $99,142, and accrued interest was $31,260. During the nine months ended June 30, 2021 the balance of the LoC principal was fully paid in cash and the balance of accrued interest was $32,900 as of June 30, 2021.

On July 2, 2019, the Company issued a convertible note payable (“Note 2”) to an affiliate of the Company’s CEO for a $15,000, cash loan. The funds were paid directly to a vendor to the Company. The note had an original maturity of June 9, 2020, however the note was amended effective September 30, 2020 and new maturity is May 31, 2022. The note bears interest at 10% and may be converted to the Company’s common stock at 50% of the lowest closing bid in the 20 trading days prior to notification of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $15,000 with a charge to interest expense for the note. The note principal was fully repaid during the nine months ended June 30, 2021 and put premium of $15,000, was recognized as gain on debt extinguishment. Accrued interest was $2,155 at June 30, 2021 and $1,843, at September 30, 2020.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

On September 13, 2019, the Company issued a convertible note payable to an entity controlled by the Company’s CEO for a $17,000, cash loan. The note had an original maturity of June 9, 2020, however the note was amended effective September 30, 2020 and the new maturity is May 31, 2022. The note bears interest at 10% and may be converted to the Company’s common stock at 50% of the lowest closing bid in the 20 trading days prior to notification of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium of $17,000 with a charge to interest expense for the notes. The note principal was fully repaid and put premium of $17,000, was recognized as gain on debt extinguishment during the nine months ended June 30, 2021. Accrued interest was $2,152 at June 30, 2021 and $1,799, at September 30, 2020.

On December 30, 2018 the Company issued a promissory note to the CEO for a $400,000, cash loan. The note bears interest at 12% per annum, matures on January 7, 2024 and required monthly payment of principal of $5,000 with a balloon payment at maturity. On April 14, 2020, the Company amended the above note first issued to Michael Bannon (the Company’s CEO) on December 30, 2018, in amount of $400,000, with a principal and interest balance of $367,500, and $76,619, respectively at September 30, 2020. The amendment adds conversion terms, which state the note principal and interest may be converted to common stock at 50% of the lowest closing bid price during thirty days prior to conversion, and reduces the interest rate to 10%, and extends the maturity date to January 7, 2024. The change in conversion terms has been treated as a debt extinguishment and the new note is considered a stock settled debt under ASC 480, and put premium of $367,500 has been recognized with a charge to interest expense. The note principal was fully repaid in cash during the nine months ended June 30, 2021 and a gain on debt extinguishment was recognized for the premium upon receipt of cash repayments. The accrued interest balance was $83,133 at June 30, 2021 and $76,619 at September 30, 2020.

On January 19, 2019 the Company issued a, promissory note to the CEO for a $200,000, cash loan. The note bears interest at 12% per annum, matures on September 23, 2021 and requires monthly payments of $2,500 principal. On April 14, 2020, the Company amended the note first issued to Michael Bannon (the Company’s CEO) on January 19, 2019, in amount of $200,000, with a principal and interest balance of $195,000, and $17,947. The amendment adds conversion terms, which state the note principal and interest may be converted to common stock at 50% of the lowest closing bid price during thirty days prior to conversion, and reduces the note interest rate to 10%, and extends the maturity date to April 15, 2026. The change in conversion terms has been treated as a debt extinguishment and the new note is considered a stock settled debt under ASC 480, and put premium of $195,000 has been recognized with a charge to loss on debt extinguishment. During 2020, $14,250 was repaid and $180,750 was converted to common stock. The note principal balance of $195,000 has been fully liquidated at June 30, 2021 and accrued interest was $20,855 as of June 30, 2021.

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

On April 15, 2020, the Company issued a convertible note payable to Michael Bannon (the Company’s CEO) in the principal amount of $69,391, in replacement for the amounts owed to an entity controlled by Mr. Bannon (above) The new note interest rate is 10%, and it matures on January 31, 2022. The new note principal and interest may be converted into the Company’s common stock at 50% of the lowest closing bid price in the thirty days preceding the conversion notice. This issuance is treated as a debt extinguishment of the old note and the new note conversion terms have been treated as stock settled debt under ASC 480, and put premium of $69,391 has been recognized with a charge to interest expense. The principal and accrued interest were $69,391 and $5,332 respectively as of September 30, 2020. At March 31, 2021 the principal was fully paid in cash and $69,391 was recognized as gain on extinguishment of debt. Accrued interest was $6,206 at June 30, 2021.

Other Notes Payable

On December 22, 2020 a non-convertible promissory note was issued to the CEO by Howco for $50,000 having weekly payments of $2,580 for twenty-five weeks, which include a total of $14,500 of interest. During the nine months ended June 30, 2021, principal and interest due were fully paid at June 30, 2021.

On May 21, 2021 a non-convertible promissory note was issued to the CEO by Howco for $40,000 having weekly payments of $2,080 for twenty-five weeks, which include a total of $12,000 of interest. During the nine months ended June 30, 2021, repayments of principal were $5,974 and interest of $1,846 were changed to Interest Expense and were made reducing the principal balance to $34,026.

On June 27, 2021 a non-convertible promissory note was issued to the CEO by Howco for $50,000 having weekly payments of $2,580 for twenty-five weeks, which include a total of $14,500 of interest. No payments were due as of June 30, 2021.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 9 - CONVERTIBLE NOTES PAYABLE AND ADVISORY FEE LIABILITIES

The senior secured credit facility note balance and convertible debt balances consisted of the following at June 30, 2021 and September 30, 2020:

	June 30,	September 30,
	2021	2020
Principal	$6,134,157	$6,473,702
Premiums	1,471,000	1,846,471
Unamortized discounts	(13,106)	(9,223)
	$7,592,051	$8,310,950

For the nine months ended June 30, 2021 and 2020, amortization of debt discount on the above convertible notes amounted to $21,423 and $3,803, respectively.

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

As of June 30, 2021, and September 30, 2020, the Company had issued 539, shares of common stock in satisfaction of the $850,000 advisory fee in accordance with the terms of the agreement, such shares being issued in September 2016. The proceeds from the sale of the 539, shares were to be applied to the $850,000 advisory fee due. Based upon the value of the shares, at the time the lender sells the shares, the Company may be required to redeem unsold shares for the difference between the $850,000 and the lender’s sales proceeds. Accordingly, the $850,000 was reflected as a current liability through December 31, 2017. In January 2018, in connection with a settlement agreement (see below), the accrued advisory fee was reclassified to the principal balance of the replacement Convertible Note. Through the date of the settlement agreement and through September 30, 2020 and June 30, 2021, the lender had not reported any proceeds from the sale of these shares (see below). Prior to the settlement agreement in January 2018, notwithstanding anything contained in the Agreement to the contrary, in the event the Lender has not realized net proceeds from the sale of Advisory Fee Shares equal to at least the Advisory Fee by the earlier to occur of: (A) September 13, 2017; (B) the occurrence of an Event of Default; or (C) the Maturity Date, then at any time thereafter, the Lender shall have the right, upon written notice to the Borrower, to require that the Borrower redeem all Advisory Fee Shares then in Lender’s possession for cash equal to the Advisory Fee, less any cash proceeds received by the Lender from any previous sales of Advisory Fee Shares, if any within five (5) Business Days from the date the Lender delivers such redemption notice to the Borrower.

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

JUNE 30, 2021

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

At June 30, 2021 and September 30, 2020, the principal of the Note B portion was $5,326,285 and accrued interest was $1,578,614 and $1,099,250 respectively and the Note A principal subject to the 3(a) (10) court order was $421,587. During the nine months ended June 30, 2021, the Company has not paid interest or principal and Livingston Asset Management (under the 3(a) (10) settlement) has not made any payments to TCA.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

In the nine months ended June 30, 2021, there were no 3(a) (10) issuances. As of June 30, 2021, there have been seventeen issuances under section 3(a) (10) of the Securities Act totaling 1,374,885 shares; 1,273,261, in 2019, and 101,624, in 2018, which have been recorded at par value with an equal charge to additional paid-in capital. On November 17, 2019, 194,520 of the shares issued under the 3(a) (10) were cancelled at the request of Livingston. The value originally recorded as a liability remains in the convertible note balance, until these shares have been sold and reported to the Company by the lender as part of the Make-Whole provision at which time the proceeds value of such shares are reclassified to additional paid-in capital. During the year ended September 30, 2019, proceeds of $270,320 were remitted to TCA by Livingston and applied to reduce the liability with corresponding credits to additional paid in capital. $180,618 of debt premium was credited to additional paid in capital in conjunction with the payments to TCA. At September 30, 2020 and June 30, 2021 the balance, of $421,587 along with related debt premium of $281,054 are included in convertible notes payable on the balance sheet.

On March 7, 2018 the Company entered into a placement agent and advisory agreement with Scottsdale Capital Advisors in connection with the Livingston liability purchase term sheet executed on November 15, 2017. The placement agent services fee amounted to $15,000 payable to Scottsdale Capital Advisors in the form of a convertible note. The note matures six months from the date of issuance and shall accrue interest at the rate of 10% per annum. The $15,000 note is convertible into shares of the Company’s common stock at a discount of 30% of the low closing bid price for the twenty trading days prior to the conversion and is not subject to any registration rights. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $6,429 with a charge to interest expense. The note has not been converted and the principal balance is $15,000, at June 30, 2021 and September 30, 2020 with $5,768, and $4,293, of accrued interest, respectively. As the note has matured it is technically in default. Under the terms of the note no default interest or penalties accrue.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Other Convertible Debt

On June 1, 2018 the Company entered into a consulting and services arrangement with Livingston Asset Management which has no stipulated term. The arrangement provides for financial management services including accounting and related periodic reporting among other advisory services. Under the agreement the Company will issue to Livingston Asset Management Convertible Fee Notes having principal of $12,500, interest of 10% per annum, maturity of six or seven months. The notes are convertible into common shares at a discount of 50% to the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The notes were charged to professional fees for each corresponding service month. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $12,500 with a charge to interest expense for each note. As of June 30, 2021, the following notes had been issued, assigned and converted as indicated:

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

March 1, 2019, $12,500 principal, maturing August 31, 2019– assigned to Alpha Capital Anstalt and fully converted;

April 1, 2019, $12,500 principal, maturing September 30, 2019– assigned to Alpha Capital Anstalt and fully converted;

May 1, 2019, $12,500 principal, maturing October 31, 2019– assigned to Alpha Capital Anstalt and fully converted; and

June 1, 2019, $12,500 principal, maturing November 30, 2019– assigned to Alpha Capital Anstalt and fully converted.

The $85,375 of principal from the Livingston Asset Management LLC notes issued December 1, 2018 through June 1, 2019, along with $8,475 of accrued interest were sold and assigned to Alpha Capital Anstalt, on February 20, 2020. The assigned notes became convertible as of the date of the assignment by virtue of an agreement between the Company and the new note holder. The terms of the notes provide for conversion of principal and accrued interest at a 50% discount to the lowest closing bid price over the 20 days prior to conversion. The notes have been accounted for as stock settled debt under ASC 480, and put premium of $93,850 has been recognized with a charge to interest expense. During the year ended September 30, 2020, $2,200 of the principal was converted into common stock. The total accrued unpaid interest (also not converted) is $5,277 at September 30, 2020. The assigned notes are in default and there are cross-default terms in the original notes or the assignment documentation. Following conversions during the nine months ended June 30, 2021 the principal balance was $0 at June 30, 2021 and $91,300 as of September 30, 2020. Accrued interest was $0 and $5,277 at June 30, 2021 and September 30, 2020, respectively. Put premiums of $91,300 were reclassified to additional paid in capital during the nine months ended June 30, 2021.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Under the terms of the June 1, 2018 consulting and services agreement with Livingston Asset Management, LLC, as amended on July 1, 2019, Livingston is to receive $20,000, per month including $3,000 cash and $17,000 in promissory notes. The notes bear interest of 10% per annum and mature in six month. The promissory notes issued after February 28, 2020 are convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the 30 trading days prior to conversion. The notes having a conversion feature are treated as stock settled debt under ASC 480 and a debt premium of $17,000 is recognized as interest expense on note issuance date. During the nine months ended June 30, 2021, Livingston agreed to forgive seven months of service including the cash payments due which were recorded as accounts payable. A gain on debt extinguishment was recognized of $296,938 related to the principal, premiums and accrued interest during the nine months ended June 30, 2021. The specific notes forgiven are indicated below.

Convertible notes were issued to Livingston as follows:

January 1, 2020 - $17,000 non-convertible note amended to original conversion terms, fully converted;

February 1, 2020 - $17,000 note and accrued interest forgiven;

March 1, 2020 - $17,000 note and accrued interest forgiven;

April 1, 2020 - $17,000 note and accrued interest forgiven;

May 1, 2020, $17,000 note and accrued interest forgiven;

June 1, 2020 - $17,000 note and accrued interest forgiven;

July 1, 2020 - $17,000 note and accrued interest forgiven; and

August 1, 2020 - $17,000, note and accrued interest forgiven.

Livingston has given the Company forbearance on fees beginning September 1, 2020 through June 1, 2021. Effective July 1, 2021 the agreement was amended changing the advisory fees to $15,000 due on the first day of each month. Fees are to be paid in the form of a convertible note having a nine month maturity and conversion discount of 50% of the lowest closing bid price during the 30 trading days prior to conversion.

On August 29, 2018 the Company entered into an agreement with a legal firm to provide securities related and other legal services which has no stipulated term. Under the agreement the Company will issue convertible notes with varying principal amounts for services. The first note was issued on August 29, 2018, for $6,000, interest of 12%, and a maturity date of February 28, 2019. The conversion feature allows for conversion into common shares at the lesser of: a) 70% of the share price on the date of the note; or b) 50% of the lowest bid price during the 30 trading days preceding the date of the notice of conversion. In connection with the issuance of this Note, the Company determined that the terms of the Note contain a conversion formula that caused variations in the conversion price resulting in the treatment of the conversion option as a bifurcated derivative to be accounted for at fair value. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair values of the embedded conversion option derivatives were determined using the Binomial valuation model. $10,435 was recognized as derivative liability with $6,000 charged to debt discount and $4,035 charged to derivative expense on issuance. The debt discount of $6,000 will be amortized to interest expense to the maturity date of the note. At March 31, 2019 the derivative fair value was determined to have decreased to $8,881. As the note reached its maturity date no further fair value adjustments will be recorded. For the year ended September 30, 2019, the $5,000, balance of the debt discount was charged to interest expense and debt discount balances was $0. During the nine months ended June 30, 2021 the note principal was fully repaid in cash and the derivative liability was recognized as gain on extinguishment of debt. The following notes have been issued to the law firm, each having six month term to maturity and 12% annual interest but a change in the conversion terms such that a fixed discount of 50% of the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The notes have cross default provisions. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premiums equal to the face value of the notes with a charge to interest expense. The note principal amount was charged to professional fees during the month the note was issued.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

April 18, 2019, $6,000 – in default, sold and assigned to Trillium Partners LP on May 28, 2020 and fully converted as of June 30, 2021;

May 18, 2019, $6,000 – in default, sold and assigned to Trillium Partners LP on May 28, 2020 and fully converted as of June 30, 2021;

June 18, 2019, $6,000 – in default, sold and assigned to Trillium Partners LP on May 28, 2020 and fully converted as of June 30, 2021;

July 18, 2019, $6,000– assigned to Trillium Partners LP on February 12, 2021 and fully converted as of June 30, 2021;

August 18, 2019, $6,000– assigned to Trillium Partners LP on February 12, 2021 and fully converted as of June 30, 2021;

September 18, 2019, $6,000– assigned to Trillium Partners LP on February 12, 2021 and fully converted as of June 30, 2021;

October 18, 2019, $6,000– assigned to Trillium Partners LP on February 12, 2021 and fully converted as of June 30, 2021;

November 18, 2019, $6,000– assigned to Trillium Partners LP on February 12, 2021 and fully converted as of June 30, 2021;

December 18, 2019, $6,000– assigned to Trillium Partners LP on February 12, 2021 and fully converted as of June 30, 2021;

January 18, 2020, $6,000– assigned to Trillium Partners LP on February 12, 2021 and fully converted as of June 30, 2021;

March 18, 2020, $6,000 – assigned to Trillium Partners LP on February 12, 2021 and fully converted as of June 30, 2021;

April 18, 2020, $6,000– assigned to Trillium Partners LP on February 12, 2021 and fully converted as of June 30, 2021;

May 18, 2020, $6,000– assigned to Trillium Partners LP on February 12, 2021 and fully converted as of June 30, 2021;

June 18, 2020, $6,000– assigned to Trillium Partners LP on February 12, 2021 and fully converted as of June 30, 2021;

July 18, 2020, $6,000 - assigned to Trillium Partners LP on February 12, 2021 and fully converted as of June 30, 2021;

August 18, 2020, $6,000 – principal fully repaid in cash; and

September 18, 2020, $6,000– principal fully repaid in cash.

It is the Company’s intention to pay the monthly fee in cash, therefore it expected that no new notes will be issued in conjunction with the monthly attorney service fees.

The unconverted note’s principal above issued for legal services, have been converted as of June 30, 2021. Accrued interest due of $1,738 as of June 30, 2021, which is owed to the attorney.

On November 13, 2018, the Company issued a convertible promissory note for $90,000 to a vendor in settlement of approximately $161,700 of past due amounts due for services. The note bears interest at 5%, matures on June 30, 2019 and is convertible into the Company’s common stock at 50% of the lowest closing bid price during the 20 trading days immediately preceding the notice of conversion. The note matured on June 30, 2019, there is no default penalty associated with the note, nor are there any cross-default provisions in the note. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $90,000 with a charge to interest expense for the notes. The unconverted principal, premium and accrued interest were $90,000, $90,000, and $14,993 as of September 30, 2020. At June 30, 2021 the principal, premium and accrued interest were $90,000, $90,000, and $23,003.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

On March 1, 2019, the Company received a second tranche advance under the Crown Bridge Partners, LLC, master note dated October 25, 2017, for principal amount of $35,000, including covered fees and original issue discount totaling $5,000. Under the conversion terms of the above note, the holder is entitled to a 35% discount plus an additional 10% discount based on the conversion rights of certain other note holders. Therefore a discount of 45% is assumed for any conversions of this note tranche. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $28,636 with a charge to interest expense. The original issue discount and fees charged were treated as debt discount and will be amortized to financing expenses over the term of the note. Following conversions during the year ended September 30, 2020 the principal balance and debt premium balances were reduced and the unamortized debt discount was $0, at September 30, 2020. The principal was increased by charges of $17,500 for technical default effective during the year ended September 30, 2020 and an additional put premium was calculated to be $26,250. The cross-default provisions of the note include defaults on any notes issued to third parties including any issued subsequent to the issuance of this note. The default charge and the put premium were charged to interest expense of June 30, 2020. The conversion discount increased to 60% as a result of the default. The principal and accrued interest were $2,766 and $6,394, respectively at June 30, 2021 and $2,766 and $6,187 at September 30, 2020.

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

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The note issued to Trillium Partners LP, on July 12, 2019 was sold and assigned to Alpha Capital Anstalt on February 20, 2020. The assigned note became convertible as of the date of the assignment by virtue of an agreement between the Company and the new note holder. The terms of the note provide for conversion of principal and accrued interest at a 50% discount to the lowest closing bid price over the 20 days prior to conversion. The note matured on January 11, 2020 and therefore the default interest rate is 24%. There are no cross-default provisions in the note. The note has been accounted for as stock settled debt under ASC 480, and put premium of $10,395 was recognized with a charge to interest expense. The note balance and premium were $10,745 and $10,395, at September 30, 2020. Accrued interest was $1,854 at September 30, 2020. The note and accrued interest were fully converted during the nine months ended June 30, 2021. The balance of put premium was reclassified to additional paid in capital upon conversion.

On April 20, 2020, the Company issued a convertible promissory note to Geneva Roth Remark Holdings for $60,000, for $57,000, cash and fees of $3,000 (treated as OID to be amortized over the life of the note) having a 10% annual interest rate, maturity of April 20, 2021, and conversion right to a 42% discount to the lowest traded price in the 20 days prior to delivery of a conversion notice. The cross-default terms in the note only include defaults on notes issued to related parties of the note holder. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, and recognized the put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. Principal, put premium and accrued interest were $60,000, $43,448 and $2,630, respectively at September 30, 2020. The note and accrued interest were fully converted during the nine months June 30, 2021. $43,448 of put premium was reclassified to additional paid in capital upon conversion.

On May 14, 2020, the Company issued a convertible promissory note for $35,000 issued to Tri-Bridge Ventures LLC for a cash loan of $35,000. The note has a one year maturity, 8% annual interest and can be converted to common stock at the contracted price of 60% of the lowest daily traded price during the 10 days prior to delivery of a conversion notice. There are no cross-default provisions in the note. The Company has treated the convertible note in accordance with ASC 480 Stock Settled Debt, and recognized the put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal and accrued interest was fully converted and balances were $0, and $0 respectively at June 30, 2021. $23,333 of put premium was reclassified to additional paid in capital upon conversion.

On June 9, 2020, the Company issued a convertible promissory note in the amount of $53,000 to Geneva Roth Remark Holdings Inc. The Company received $50,000, in cash on June 10, 2020 with $3,000, being retained for legal and underwriting fees which will be treated as OID and be amortized to interest expense over the term of the note. The note matures on June 10, 2021, bears interest at 10%, with a 22% default interest rate and may be converted at 58% of the lowest closing bid price in the 20 days preceding a conversion. The cross-default terms in the note only include defaults on notes issued to related parties of the note holder. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $38,379 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal and accrued interest balances were, $53,000 and $1,597 at September 30, 2020, respectively. The principal and accrued interest was fully converted and balances were $0, and $0 respectively at June 30, 2021. $38,379 of put premium was reclassified to additional paid in capital upon conversion.

On July 10, 2020, the Company issued a convertible promissory note to Geneva Roth Remark Holdings Inc. in the amount of $53,000. The Company received $50,000, in cash on July 15, 2020 with $3,000, being retained for legal and underwriting fees which will be treated as debt discount and be amortized to interest expense over the term of the note. The note matures on July 10, 2021, bears interest at 10%, with a 22% default interest rate and may be converted at 58% of the lowest closing bid price in the 20 days preceding a conversion. The cross-default terms in the note only include defaults on notes issued to related parties of the note holder. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $38,379 as put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal and accrued interest was fully converted and balances were $0, and $0 respectively at June 30, 2021. $38,379 of put premium was reclassified to additional paid in capital upon conversion.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

On August 28, 2020, the Company issued a convertible promissory note in the amount of $104,000 to Geneva Roth Remark Holdings Inc. The Company received $100,500, in cash on August 28, 2020 with $3,500, being retained for legal and underwriting fees which will be treated as OID and be amortized to interest expense over the term of the note. The note matures on August 28, 2021, bears interest at 10%, with a 22% default interest rate and may be converted at 58% of the lowest closing bid price in the 20 days preceding a conversion. The cross-default terms in the note only include defaults on notes issued to related parties of the note holder. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $75,310 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal and accrued interest was fully converted and balances were $0, and $0 respectively at June 30, 2021. $75,310 of put premium was reclassified to additional paid in capital upon conversion.

On November 2, 2020, the Company executed a convertible promissory note issued to Geneva Roth Remark Holdings for $53,500, having a 10% annual interest rate, with a 22% default interest rate, maturity of November 2, 2021, and conversion right to a 40% discount to the lowest traded price in the 20 days prior to delivery of a conversion notice. The note was funded for $50,000, with $3,500, disbursed for legal and execution fees. The cross-default terms in the note only include defaults on notes issued to related parties of the note holder. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $35,666 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal and accrued interest was fully converted and balances were $0, and $0 respectively at June 30, 2021. $35,666 of put premium was reclassified to additional paid in capital upon conversion.

On December 15, 2020, the Company executed a convertible promissory note issued to Geneva Roth Remark Holdings for $43,500, having a 10% annual interest rate, with a 22% default interest rate, maturity of December 15, 2021, and conversion right to a 40% discount to the lowest traded price in the 20 days prior to delivery of a conversion notice. The note was funded for $40,000, with $3,500, disbursed for legal and execution fees. The cross-default terms in the note only include defaults on notes issued to related parties of the note holder. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $29,000 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal and accrued interest was fully converted and balances were $0, and $0 respectively at June 30, 2021. $29,000 of put premium was reclassified to additional paid in capital upon conversion.

On January 12, 2021, the Company executed a convertible promissory note issued to Geneva Roth Remark Holdings for $53,500, having a 10% annual interest rate, with a 22% default interest rate, maturity of January 12, 2022, and conversion right to a 35% discount to the lowest traded price in the 20 days prior to delivery of a conversion notice. The note was funded for $50,000, with $3,500, disbursed for legal and execution fees. The Company will treat the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $28,807 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal, premium and accrued interest were $53,500, $28,807 and $2,426 respectively at June 30, 2021.

On February 15, 2021, the Company executed a convertible promissory note issued to Geneva Roth Remark Holdings for $53,500, having a 10% annual interest rate, with a 22% default interest rate, maturity of February 15, 2022, and conversion right to a 35% discount to the lowest traded price in the 20 days prior to delivery of a conversion notice. The note was funded for $50,000, with $3,500, disbursed for legal and execution fees. The cross-default terms in the note only include defaults on notes issued to related parties of the note holder. The Company will treat the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $28,807 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal, premium and accrued interest were $53,500, $28,807 and $1,993 respectively at June 30, 2021.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

On March 15, 2021, the Company executed a convertible promissory note issued to Geneva Roth Remark Holdings for $53,500, having a 10% annual interest rate, with a 22% default interest rate, maturity of March 15, 2022, and conversion right to a 35% discount to the lowest traded price in the 20 days prior to delivery of a conversion notice. The note was funded for $50,000, with $3,500, disbursed for legal and execution fees. The cross-default terms in the note only include defaults on notes issued to related parties of the note holder. The Company will treat the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $28,807 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal, premium and accrued interest were $53,500, $28,807 and $1,561 respectively at June 30, 2021.

On May 3, 2021, the Company entered into a convertible promissory note with Geneva Roth Remark Holdings, Inc. (“Lender”) in the principal amount of $58,500, (the “May 3, 2021 Note”). The May 3, 2021 Note carries interest at the rate of 10%, matures on May 3, 2022, and is convertible into shares of the Company’s common stock, par value $0.0001, at the Lender’s election, after 180 days, at a 35% discount, provided that the Lender may not own greater than 4.99% of the Company’s common stock at any time. The note was funded for $55,000, with $3,500, disbursed for legal and execution fees. The Company will treat the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $31,500 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal, premium and accrued interest were $58,500, $31,500 and $729 respectively at June 30, 2021

On June 14, 2021, the Company entered into a convertible promissory note with Geneva Roth Remark Holdings, Inc. (“Lender”) in the principal amount of $58,500, (the “June 14, 2021 Note”). The June 14, 2021 Note carries interest at the rate of 10%, matures on June 14, 2022, and is convertible into shares of the Company’s common stock, par value $0.0001, at the Lender’s election, after 180 days, at a 35% discount, provided that the Lender may not own greater than 4.99% of the Company’s common stock at any time. The note was funded for $55,000, with $3,500, disbursed for legal and execution fees. The Company will treat the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $31,500 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal, premium and accrued interest were $53,500, $31,500 and $240 respectively at June 30, 2021.

NOTE 10 - PROMISSORY NOTES AND LOANS PAYABLE

The notes balance consisted of the following at June 30, 2021, and September 30, 2020:

	June 30, 2021	September 30, 2020
Principal loans and notes	$859,381	$990,305
Discounts	(76,705)	(87,054)
Total	782,676	903,251
Less Current portion	(477,886)	903,251
Non-current	$304,790	$-

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

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

During the nine months ended June 30, 2021, the conversion terms associated with the original October, November, December and January notes below were reinstated and the notes and accrued interest of $5,493, were converted into shares of common stock. The February note was forgiven by Livingston as of June 30, 2021. Following conversions, forgiveness and reclassification, the principal balance was $0, as of June 30, 2021.

On October 1, 2019, the Company issued a promissory note to Livingston Asset Management LLC, for $17,000, under the terms of the agreement above. The note is now in default and there are no cross-default provisions in the note. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in nine months. At September 30, 2020, accrued interest was $1,637. Conversion terms of the original note were reinstated and the note and accrued interest of $1,924 were fully converted into common stock during the nine months ended June 30, 2021. $17,000 was charged to loss on debt extinguishment due to reinstatement of conversion feature treated as stock settled debt in accordance with ASC 480.

On November 1, 2019, the Company issued a promissory note to Livingston Asset Management LLC, for $17,000, under the terms of the agreement above. The note is now in default and there are no cross-default provisions in the note. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in nine months. At September 30, 2020, accrued interest was $1,495. Conversion terms were reinstated and the note and accrued interest of $1,799 were fully converted into common stock during the nine months ended June 30, 2021. $17,000 was charged to loss on debt extinguishment due to reinstatement of conversion feature treated as stock settled debt in accordance with ASC 480.

On December 1, 2019, the Company issued a promissory note to Livingston Asset Management LLC, for $17,000, under the terms of the agreement above. The note is now in default and there are no cross-default provisions in the note. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in six months. At September 30, 2020, accrued interest was $1,353. Conversion terms were reinstated and the note and accrued interest of $1,770 were fully converted into common stock during the nine months ended June 30, 2021. $17,000 was charged to loss on debt extinguishment due to reinstatement of conversion feature treated as stock settled debt in accordance with ASC 480.

On January 1, 2020, the Company issued a promissory note to Livingston Asset Management LLC, for $17,000, under the terms of the agreement above. The note is now in default and there are no cross-default provisions in the note. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in six months. The note principal balance was $17,000 at September 30, 2020 and accrued interest was $1,209. During the nine months ended June 30, 2021, the principal and accrued interest were fully converted following an amendment to reinstate the original conversion terms.

On February 1, 2020, the Company issued a promissory note to Livingston Asset Management LLC, for $17,000, under the terms of the agreement above. The note is now in default and there are no cross-default provisions in the note. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in nine months The note principal of $17,000 and accrued interest of $1,491 were forgiven at June 30, 2021 and a gain on debt extinguishment was recognized for $18,491.

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

JUNE 30, 2021

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

On June 17, 2020, the Company through Howco, entered into a loan directly with the Small Business Administration for $150,000. The loan term is thirty years and begins amortization one year from the date of promissory note to be issued upon funding. Amortization payments are $731 per month and include interest and principal of 3.75% from the date of funding. The loan is secured by the assets of Howco. As of June 30, 2021 and September 30, 2020, the principal balance is $150,000.

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

On September 11, 2020, the Company issued a promissory note in the amount of $150,000 to Trillium Partners LP and received the full amount of the note in cash. The note includes cross-default provisions. The note matures on June 30, 2021 and bears interest of 2%. The principal balance was $150,000 at September 30, 2020. During the nine months ended June 30, 2021 the Company repaid $70,000 of note principal, and Trillium forgave $50,000 bringing the balance to $30,000 with accrued interest of $2,260. Default was given forbearance on the maturity date. The Company agreed to amend the note to include conversion terms providing for a discount of 50% of the lowest traded price during the 30 days prior to conversion (See Note 16).

On January 26, 2021, the Company entered into a financing arrangement through its subsidiary Howco with IOU Central Inc. Howco received $121,707, net of discounts totaling $119,929 fees of $595 and prior loan payoff amounts of $75,975 (FORA) and $152,318 (IOU prior note). A total of $462,524 will be paid by direct debit of Howco’s bank account of $8,895, for 51 weekly payments and a final payment of $9,894. The Company recognized a principal amount of $462,524 with debt discounts of $119,929, and liquidated the principal balance and related discounts from the FORA and IOU prior notes. The Company’s CEO is a personal guarantor on financing facility. As of June 30, 2021, the principal balance is $252,618, with unamortized debt discount of $55,336, having a net balance of $197,282.

On January 29, 2021, the Company issued a promissory note in the amount of $95,000 to Trillium Partners LP and received cash amounting to $93,692, and OID of $1,308. The note includes cross-default provisions. The note matures on July 31, 2021 and bears interest of 2%. The principal balance was $95,000 at June 30, 2021 with accrued interest of $790.

On February 3, 2021, the Company issued a promissory note in the amount of $75,000 to Trillium Partners LP and received cash amounting to $73,085, and OID of $1,915. The note includes cross-default provisions. The note matures on July 31, 2021 and bears interest of 2%. The principal balance was $75,000 at June 30, 2021 with accrued interest of $604.

On March 30, 2021, the Company entered into a financing arrangement through its subsidiary Howco with ODK Capital, LLC. Howco received $83,000 less fees of $2,075 and Original Issue Discount of $29,631 to be amortized over the term of the note. A total of $112,631 will be paid by direct debit of Howco’s bank account of $2,166, for 52 weekly payments. The Company recognized a principal amount of $112,631, $2,075 charged to expense and debt discounts of $29,631. The Company’s CEO is a personal guarantor of the financing facility. As of June 30, 2021 the principal balance is $84,473, with unamortized debt discount of $18,952 having a net balance of $65,521.

In March 2021, the Company through Howco, entered into a bank loan which is guaranteed by the Small Business Administration under the Paycheck Protection Plan for $154,790. The loan has a maturity of sixty months and an interest rate of .98%. The loan will be forgiven provided the terms of forgiveness upon submission of a valid application for loan forgiveness when approved by the agent bank. The terms call for Howco to use the funds for specified purposes. Howco has put in place controls designed to ensure compliance with the terms of forgiveness. The amount forgiven will be recognized as gain on debt extinguishment when approved. Any amount that is not forgiven is to be paid over the eighteen months following the twelve month deferral period.

During the nine months ended June 30, 2021, the Company issued seven notes payable totaling $17,500. The notes were issued for monthly fees ($2,500) for a service vendor and are issued the first day of the month and each has one year maturity and does not bear interest. The service arrangement was terminated in April 2021.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 11 - STOCKHOLDERS’ DEFICIT

Preferred Stock

As of June 30, 2021, the Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, with designations, voting, and other rights and preferences to be determined by the Board of Directors of which 4,999,750 remain available for designation and issuance.

As of June 30, 2021, and September 30, 2020, the Company has designated 250 shares of $0.0001 par value Series A preferred stock, of which 250 shares are issued and outstanding. These preferred shares have voting rights per shareholder equal to the total number of issued and outstanding shares of common stock divided by 0.99.

Common Stock

On January 30, 2019 the Company’s shareholders approved an increase in authorized common stock to 6,000,000,000 from 1,500,000,000, which became effective February 24, 2019. On August 6, 2019, the Company filed amendments with the Secretary of the State of Delaware, amending its articles of incorporation to execute a reverse stock split of 1 share for every 1,000 shares outstanding, and changing its name to Bantec, Inc. The name change and the stock split became effective in February 2020, and the transfer agent adjusted the outstanding shares for the reverse split on February 10, 2020. All share and per share related amounts in the accompanying consolidated financial statements and footnotes have been retroactively adjusted for all periods presented to recognize the reverse split. As of June 30, 2021, and September 30, 2020 there were 1,667,516,906, and 491,032,439, shares outstanding, respectively.

Stock Incentive Plan

The Company established its 2016 Stock Incentive Plan (the “Plan”) that permits the granting of incentive stock options and other common stock awards. The maximum number of shares available under the Plan is 100,000 shares. The Plan is open to all employees, officers, directors, and non-employees of the Company. Options granted under the Plan will terminate and may no longer be exercised (i) immediately upon termination of an employee or consultant for cause or (ii) one year after termination of employment, but not later than the remaining term of the option. As of June 30, 2021, 82,777 awards remain available for grant under the Plan.

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

On March 5, 2021, the Company submitted a second registration statement filed on Form S-1. The Company requested accelerated status and the registration statement became effective on March 16, 2021. The offering provides for the issuance of up to 1,250,000,000 shares of common stock at a price of $.0175, under subscriptions. The Company will use the proceeds for working capital and may seek to expand the business through investment. On June 8, 2021, the offering was withdrawn.

On June 9, 2021, the Company submitted a third registration statement filed on Form S-1. The Company requested accelerated status and the registration statement became effective on June 22, 2021. The offering provides for the issuance of up to 1,500,000,000 shares of common stock at a price of $.0025, under subscriptions. The Company will use the proceeds for working capital and may seek to expand the business through investment.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Subscriptions Under Initial S-1 Offering

Between October 7, 2020 and June 30, 2021, the Company issued 617,162,196 shares of common stock to Trillium Partners LP for $1,080,032 of cash under the terms of the S-1A offering statement.

Subscriptions Under March 16, 2021 S-1 Offering

On June 30, 2021, the Company issued 4,285,714 shares of common stock to Trillium Partners LP for $75,000 of cash under the terms of the March 16, 2021 S-1 offering statement.

Subscriptions Under June 9, 2021 S-1 Offering

On June 28, 2021 Oscaleta Partners LLC was issued 8,000,000 common shares of stock for $20,000 of cash under the terms of the June 9, 2021 S-1 offering statement.

On June 28, 2021 Trillium Partners LP was issued 72,000,000 common shares of stock for $180,000 of cash under the terms of the June 9, 2021 S-1 offering statement.

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

On April 13, 2021, the Company issued 5,000,000 shares of common stock to its then COO, which were valued at $0.0114, based on the stock price on the date of the grant. The cost of $57,000 was charged to accrued salary.

Shares Issued for non-employee Services

On October 22, 2020, the Company issued 10,000,000 shares of common stock to a consultant for services rendered, which were valued at $0.0034, based on the stock price on the date of the grant. The cost of $34,000 was charged to consulting expense.

On April 13, 2021, the Company issued 10,000,000 shares of common stock to a consultant for services, which were valued at $0.0114, based on the stock price on the date of the grant. The cost of $114,000 was charged to consulting expense.

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

JUNE 30, 2021

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

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

On June 18, 2021, the Company issued 9,718,085 shares of common stock to Geneva Roth Remark Holdings, Inc. in full conversion of their December 15, 2020 convertible note principal of $43,500 and accrued interest of $2,175. Shares were priced at the contract price of $0.0063. Put premiums of $29,000 will be reclassified to additional paid in capital.

Stock Options

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period.

There were no options granted under the 2016 Stock Incentive Plan for the nine months ended June 30, 2021 and 2020.

For the nine months ended June 30, 2021 and 2020 the Company recorded $108,651 and $63,531 of compensation and consulting expense related to stock options, respectively. Total unrecognized compensation and consulting expense related to unvested stock options at June 30, 2021 amounted to $112,237. The weighted average period over which share-based compensation expense related to these options will be recognized is approximately 1 year.

For the nine months ended June 30, 2021, a summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2020	17,755	220.00	5.29	-	-
Outstanding at June 30, 2021	17,223	230.00	4.15	-	-
Exercisable at June 30, 2021	15,854	220.00	.86	-	-

All options were issued at an options price equal to the market price of the shares on the date of the grant.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Warrants

On September 9, 2016, 500 5-year warrants exercisable at $10, per share were issued as part of the consideration for the Howco acquisition. These warrants were valued at aggregate of $180,000, and have no intrinsic value.

On November 9, 2017, the Company received a first tranche payment of $75,500 under the terms of a Securities Purchase Agreement dated October 25, 2017, with Crown Bridge under which the Company issued to Crown Bridge a convertible note in the principal amount of $105,000 and a five-year warrant to purchase 100 shares of the Company’s common stock at an exercise price of $350 as a commitment fee which is equal to the product of one-third of the face value of each tranche divided by $0.35. On December 20, 2017 an additional 200 warrants were issued as a penalty and in order to entice Crown Bridge to waive its right of first refusal to provide additional financing under the terms of their convertible note. A debt discount of $44,036 was recorded for the relative fair market value of the total 300 warrants and amortized to interest expense as of September 30, 2018. The warrants have full ratchet price protection and cashless exercise rights (See Note 9). The warrant includes an anti-dilution clause that was triggered on June 4, 2018. On June 4, 2018 an unrelated convertible note holder became entitled to convert their note into common shares at a 60% discount to the stock’s market price. The anti-dilution provision trigger in the warrant agreement entitled Crown Bridge to exercise its warrants under a formula that increased the number of common shares to 31,250 at a price of $3.60 per share. Due to the fact that the number of shares and exercise price can change due to market changes in the price of the common stock the Company has concluded to treat the warrants as derivatives and to revalue that derivative at each reporting date. Therefore, a derivative liability of $261,484 with a charge to additional paid in capital was recorded on June 4, 2018. As of June 30, 2021, the warrant was revalued and the warrant holder is entitled to exercise its warrants for 17,614,276 common shares and the related derivative liability is $125,057.

For the nine months ended June 30, 2021, a summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at September 30, 2020	25,484,484	$.0019	2.11	$-	$71,866
Anti-dilution adjustment	7,869,708
Outstanding and exercisable at June 30, 2021	17,614,776	$.007	1.36	$-	$125,058

NOTE 12 - DEFINED CONTRIBUTION PLAN

In August 2016, Bantec established a qualified 401(k) plan with a discretionary employer matching provision. All employees who are at least twenty-one years of age and no minimum service requirement are eligible to participate in the plan. The plan allows participants to defer up to 90% of their annual compensation, up to statutory limits. Employer contributions charged to operations for the nine months ended June 30, 2021 and 2020, was $0 and $0, respectively.

The Company’s subsidiary, Howco, is the sponsor of a qualified 401(k) plan with a safe harbor provision. All employees are eligible to enter the plan within one year of the commencement of employment. Employer contributions charged to expense for the nine months ended June 30, 2021 and 2020 was $6,540 and $26,631, respectively.

NOTE 13 - RELATED PARTY TRANSACTIONS

On October 1, 2016, the Company entered into employment agreements with two of its officers. The employment agreement with the Company’s President and CEO provides for annual base compensation of $370,000 for a period of three years, which can, at the Company’s election, be paid in cash or Common Stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity provision for the equivalent of 12 months’ base salary, and an additional one-time severance payment of $2,500,000 upon termination under certain circumstances, as defined in the agreement. On September 16, 2019, Mr. Bannon’s employment agreement was modified to provide an annual salary of $624,000. The Company recognized expenses of $468,000 for the nine months ended June 30, 2021 and 2020 for the CEO’s base compensation.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

On March 28, 2017, Bantec entered into an at-will employment agreement with Matthew Wiles as General Manager of Howco. Under the terms of the employment agreement, Mr. Wiles’ compensation is $140,000 per annum and he also will be eligible for a bonus of 10% of Howco’s gross profits over $1.25 million to be paid in cash after the annual financial statements have been completed and, if applicable, audited for filing with the SEC. Mr. Wiles will also receive options to acquire 250 shares of Bantec’s common stock, vesting over five years in equal amounts on the anniversary date of his Employment Agreement. On September 16, 2019, Mr. Wiles’ employment agreement was modified to provide salary of $275,000, and an annual bonus of 2% of net income. At the Company’s discretion, salary and bonus may be paid in cash or stock and payment may be deferred. The difference between the amended agreement and salary paid by Howco is recorded in the accounts of the parent company. $90,866 and $101,250 were recognized as expense in the parent company’s accounts for nine months ended June 30, 2021 and 2020, respectively. $174,044 and $140,178 were recorded as accrued salaries expense as of June 30, 2021 and September 30, 2020 respectively.

The Company has certain convertible notes and other promissory notes payable to related parties (see Note 8).

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters

On February 6, 2018 the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that the previous owners took excessive amounts of cash from the business prior to the close of the merger. On March 13, 2018 the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. On July 22, 2019, the Company was granted a dismissal without prejudice of the lawsuit filed against the previous owners of Howco. The Company is currently in talks with the previous owners of Howco to settle an outstanding note. There is an oral agreement to pay the previous owners $3,000 a month until a written settlement can be reached. During the nine months ended June 30, 2021 the Company has repaid $18,000.

In connection with the merger in fiscal 2016, with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the Company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

On February 11, 2019, the Supreme Court of the State of New York issued a summons to the former CFO of the Company, to appear before the court to answer the Company’s complaint seeking payment under a personal guarantee of the defendant to provide half of any compensation paid to the former Chief Strategy Officer. The Company is seeking $300,000 from the defendant relating to the November 27, 2018 settlement agreement with the former Chief Strategy Office for $600,000. The former CFO has responded to the suit and has filed a motion to dismiss the Company’s suit during August of 2019. The judge presiding ruled to dismiss the defendant’s motion. The former CFO’s council filed for a summary judgement, and the Company has filed a rebuttal with the court. As of June 30, 2021 the courts are still backed up due to COVID 19 matters, therefore it may take up to a year for a decision. Currently, the Company is in discussion with the former CFO’s legal counsel to resolve the matter.

On April 10, 2019, a former service provider filed a complaint with three charges with the Superior Court Judicial District of New Haven, CT seeking payment for professional services. The Company has previously recognized expenses of $218,637, which remain unpaid in accounts payable. The Company has retained an attorney who is currently working to address the complaint. On August 9, 2019 the Company filed a motion to dismiss the charge of unjust enrichment. The judge granted the Company’s motion to dismiss. The Company, through its attorney, is working to negotiate a settlement. Due to the backlog of cases before the Connecticut courts from COVID 19 related matters the case has been delayed as of June 30, 2021.

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

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Settlements

On January 29, 2018, the Company entered into a settlement agreement and mutual release with a vendor who had provided public relations and other consulting services whereby the Company shall pay to this vendor an aggregate amount of $60,000 of which $30,000 was paid on February 2, 2018. The Company was to have paid ten monthly payments of $3,000 per month beginning on February 29, 2018. The vendor is to return 400 common shares of the Company’s common stock which will be cancelled upon satisfaction of the liability. The liability is recorded at $21,000 as of June 30, 2021 and September 30, 2020. The Company is in default of the settlement.

On November 13, 2018 the Company and a vendor agreed to settle $161,700 in past due professional fees for a convertible note in the amount of $90,000. The note bears interest at 5% and matures in July 2019, and has a fixed discount conversion feature. The note is now past due and remains unconverted at June 30, 2021; however there is no default interest of penalty associated with the default. The accrued balance as accounts payable of $71,700 was recognized as a gain on debt extinguishment upon receipt of the waiver and release from the vendor in fiscal 2019.

On December 30, 2020, a Howco vendor filed a lawsuit seeking payment of past due invoices totaling $276,430 and finance charges of $40,212. The Company has recorded the liability for the invoices in the normal course of business. $40,212 has been recognized as expense for the finance charges and the accounts payable balance is $351,006 as of June 30, 2021. Management at Howco as well as a consultant are in negotiation with the vendor and their legal counsel and have arrived at a likely settlement to the matter.

On January 13, 2021 Howco entered into a payment arrangement (promissory note) with Pacific Power LLC. The principal amount owed to this supplier is $279,323 with an accumulated interest of $60,437. Howco will pay Pacific Power LLC $5,000 a month starting on February 1, 2021. Interest will accrue at 12% per annum on the outstanding balance. The unpaid balance of principal and accrued interest is due on December 31, 2022.

On February 8, 2021 Howco entered into a settlement agreement with Cummins Inc. Howco has agreed to pay $43,358 plus interest to Cummins Inc. over the next two years. Howco will make six monthly installments of not less than $1,500 a month for the first six months and $2,000 a month thereafter until liquidated. Following payments during the nine months ended June 30, 2021 the balance recorded in accounts payable is $35,048.

As of June 30, 2021, the Company has received demand for payment of past due amounts for services by several consultants and service providers.

The Impact of COVID-19

The Company is a wholesale vendor to the Department of Defense through its wholly owned subsidiary, Howco and is directly involved in distribution and integration of advanced low altitude UAV systems, services and products. Both the wholesale vendor and the integration/distribution aspects of the Company’s business have been affected due to the COVID-19 social distancing requirements mandated by the federal, state and local governments where the Company’s operations occur. For some businesses, like the Company’s, much of the integration and distribution of its core products and delivery of its core services cannot always be done through “virtual” means, and even when this is possible, it requires significant capital and time to achieve. During the nine months ended June 30, 2021 sales and shipments at Howco have continued at a lower rate than during the nine months ended June 30, 2020.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Commitments

Lease Obligations

The Company entered into an agreement with a manufacturer in Pismo Beach, California. The agreement provides for certain services to be provided by the manufacturer as needed by the Company. The agreement has an initial term of three years with one year renewals. In connection with this agreement, the Company has agreed to sublease space based in San Luis Obispo, California from the manufacturer for the purposes of the development and manufacturing of unmanned aerial vehicles. The lease provides for base monthly rent of approximately $15,000 for the initial term to be increased to $16,500 per month upon extension. The lease term begins February 1, 2017 and expires January 31, 2019 with the option to extend the term an additional 24 months. However, the Company never took possession of the premises and in July 2017, the Company made a decision to not take possession of the premises. The Company is in default of the rent payments and had received oral demand for payments. As of June 30, 2021, the Company has not made any of the required monthly rent payments in connection with this agreement. During fiscal 2017, the Company had expensed and accrued into accounts payable the remaining amounts due under the term of the lease for a total accrual of $360,000 pursuant to ASC 420-10-30. This balance remains accrued as of June 30, 2021 and September 30, 2020.

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

Right of use asset (ROU) is summarized below:

June 30, 2021
Operating lease at inception - June 2, 2020	$156,554
Less accumulated reduction	(57,741)
Balance ROU asset as of June 30, 2021	$98,813

Operating lease liability related to the ROU asset is summarized below:

Operating lease liabilities at inception - June 2, 2020	$156,554
Reduction of lease liabilities	(56,542)
Total lease liabilities - June 30, 2021	$100,012
Less: current portion	(52,181)
Lease liabilities, non-current	$47,831

Non-cancellable operating lease total future payments at June 30, 2021 are summarized below:

Total minimum operating lease payments	$122,012
Less discount to fair value	(22,000)
Total lease liability at June 30, 2021	$100,012

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Future minimum lease payments under non-cancellable operating leases at June 30, 2021 are as follows:

Years ending September 30,	Amount
2021	$15,714
2022	63,369
2023	42,929
Total minimum non-cancelable operating lease payments	$122,012

For the nine months ended June 30, 2021 and 2020, rent expense for all leases amounted to $52,761 and $45,891, respectively.

In December 2019, the Company relocated its primary office to 195 Paterson Avenue, Little Falls, New Jersey, under a one-year lease with a renewal option having monthly payments of $500. The lease has not been renewed as of June 30, 2021; however, the property manager has agreed to month-to-month payments.

Profit Sharing Plan (for Howco)

On April 13, 2018, Howco announced to its employees a Company-wide profit-sharing program. The employee profit share is equal to their annual salary divided by the Company’s total annual payroll and multiplied by 10% of net income for the fiscal year. During the nine months ended June 30, 2021 and 2020 the employees earned $0 and $0, under this plan.

Notice of Default

On September 6, 2019, the Company received a notice of default under its senior secured credit facility with TCA, for non-payment of amounts due among other matters. Left uncured the default remedies include seizure of operating assets such as the Company’s subsidiary. Additionally, the default may trigger cross default provisions under agreements with other creditors.

During the year ended September 30, 2020, Crown Bridge Partners notified the Company of a default on their convertible note dated March 1, 2019. The principal was increased by charges of $17,500 for technical default effective June 30, 2020 and an additional put premium was calculated to be $26,250. Management believes that following conversions to common stock during fiscal year 2020, the principal and interest owed totaled approximately $9,100 as of June 30, 2021.

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

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 15 - CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At June 30, 2021, cash in bank did not exceed the federally insured limits of $250,000. The Company has not experienced any losses in such accounts through June 30, 2021.

Economic Concentrations

With respect to customer concentration, three customers accounted for approximately 54% and 27% of total sales for the nine months ended June 30, 2021. With respect to customer concentration, one customer accounted for approximately 73.7%, of total sales for the nine months ended June 30, 2020.

With respect to accounts receivable concentration, three customers accounted for 61%, 19% and 13% of total accounts receivable at June 30, 2021. Two customers accounted for approximately 75% and 21% of accounts receivable at September 30, 2020.

With respect to supplier concentration, one supplier accounted for approximately 20% of total purchases for the nine months ended June 30, 2021. Two vendors accounted for approximately 22.9% and 13.4% of total purchases for the nine months ended June 30, 2020.

With respect to accounts payable concentration, three suppliers accounted for approximately 21%, 19% and 14% of total accounts payable at June 30, 2021. Three suppliers accounted for, 14%, and 13% and 10% of total accounts payable at September 30, 2020.

Foreign sales were $0 for the nine months ended June 30, 2021. Foreign sales totaled approximately $7,200 for the nine months ended June 30, 2020.

NOTE 16 - SUBSEQUENT EVENTS

Shares Issued Under S1 Offering

Common shares were issued for cash subsequent to June 30, 2021 as follows: Oscaleta 16,000,000 shares for $40,000; Trillium 225,559,000 shares for $563,898; and JP Carey 40,000,000 shares for $100,000.

Shares Issued for Conversions of Convertible Notes

On July 19, 2021, the Company issued 18,438,349 shares of common stock to Geneva Roth Remark Holdings, Inc. in conversion of their January 12, 2021 convertible note principal of $53,500 and accrued interest of $2,675. Debt discounts of $2,819 will be recognized as interest expense. Shares were priced at the contract price of $0.0034. Put premiums of $19,517 will be reclassified to additional paid in capital.

Convertible Notes Issued

On July 19, 2021, the Company entered into a convertible promissory note with Geneva Roth Remark Holdings, Inc. (“Lender”) in the principal amount of $53,750, (the “July 19, 2021 Note”). The July 19, 2021 Note carries interest at the rate of 10%, matures on July 19, 2022, and is convertible into shares of the Company’s common stock, par value $0.0001, at the Lender’s election, after 180 days, at a 35% discount, provided that the Lender may not own greater than 4.99% of the Company’s common stock at any time. The note was funded for $50,000, with $3,750, disbursed for legal and execution fees. The Company will treat the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $28,942 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note.

Promissory Note Amended

On August 21, 2021, the company executed an amendment to the promissory note issued to Trillium Partners LP in September 2020, to include terms providing for conversion of remaining principal of $30,000 into common shares at a discount of 50% of the lowest closing bid price during the twenty days prior to conversion.

Promissory Notes Forgiven

In August 2021, the Company reached an agreement in principle with a creditor owed $170,000 dollars to forgive the debt principal and accrued interest.

Advisory Service Agreement Amended and Related Issuance of Fee Notes

Effective July 1, 2021, the Company amended the agreement under which, Livingston Asset Management LLC provides advisory services related to financial and regulatory compliance and reporting. The new fees for service are $15,000 per month in the form of a convertible note. Notes for July and August were executed with the following terms: annual interest of 10%, nine-month maturity and conversion to common stock with at 50% of the lowest closing bid price during the twenty days prior to conversion.

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

Liquidity and Capital Resources

As of June 30, 2021, we had $401,269 in current assets, including $124,895 in cash, compared to $593,405 in current assets, including $164,014 in cash, at September 30, 2020. Current liabilities at June 30, 2021, totaled $16,293,226, compared to $16,807,686, at September 30, 2020. The decrease in current assets from September 30, 2020 to June 30, 2021 is primarily due to decreases in: accounts receivable of $116,090, prepaid expenses $30,810, cash of $39,119 and inventory of $6,117. The decrease in current liabilities from September 30, 2020 to June 30, 2021, of approximately $514,000, is primarily due to the decreases in: convertible notes payable of approximately $340,000 and related premiums of approximately $375,000. While we have revenues from UAV sales as of this date, no significant UAV revenues are anticipated until we have implemented our full plan of operations, specifically, initiating sales campaigns for our UAV internet and social media platforms. We recently acquired a patent for a drone operated delivery receptacle. We believe the drone package delivery market will rapidly grow over the next several years. Eventually restaurant take out, groceries, prescription drugs and many other items will be transported efficiently via drones. In anticipation of upcoming drone deliver market we acquired several domains: banteceats.com, bantecdelivery.com, bantecdronedelivery.com and bantecflyeats.com. On February 1, 2021 we signed an agreement with Accurate Franchising to create the Bantec Sanitizing Franchise. We intend to start selling franchises in the next 45 to 60 days. We intend to start selling in New Jersey, Connecticut, Massachusetts, Delaware, Pennsylvania, and Maryland. On the construction side, we are pursuing flooring projects. We see an incredible potential here. In the next few months, we will decide if we want to create a flooring installation franchise. We must raise cash to implement our strategy to grow and expand per our business plan. We anticipate over the next 12 months the cost of being a reporting public company will be approximately $250,000.

Following our first public offering during fiscal 2020 wherein we raised $1,287,630, used largely to pay down debt, we are currently issuing shares under a third S-1 offering, under which we have received subscriptions of over $200,000. We expect to raise additional proceeds with debt securities, and/or more loans. Though not expected, if sufficient funding is not available, we would be required to cease business operations. As a result, investors would lose all of their investment. Under the terms of our credit agreement with TCA, all potential new investments must first be reviewed and approved by TCA, which may constrain our options for new fundraising. However, we have been in contact with the receiver for the TCA management companies and funds and do not expect any such objections over investment opportunities.

We anticipate our short-term liquidity needs to be approximately $5,000,000 which will be used to satisfy certain of our existing current liabilities and we expect gross profits of approximately $600,000. To meet these needs, we intend to complete our equity financing and refinance or restructure certain existing liabilities. Once this is completed, and we implement our sales and marketing plan to sell UAV products, we anticipate minimal long-term liquidity needs which we expect to meet through equity financing or short-term borrowings.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2020
Net Cash Provided by (Used in) Operating Activities	$(911,075)	$(95,906)
Net Cash Used in Investing	-	-
Net Cash Provided by (Used in) Financing Activities	$871,956	$192,245
Net Increase (Decrease) in Cash	$(39,119)	$96,339

Results of Operations

Three months Ended June 30, 2021 and 2020

We generated sales of $622,423 and $1,144,893 for the three months ended June 30, 2021 and 2020, respectively, a decrease of approximately $522,000, or 46%. For the three months ended June 30, 2021 and 2020, we reported cost of goods sold of $494,107 and $831,922, respectively, a decrease of approximately $338,000, or 41%. The decrease in sales and cost of goods sold for the 2021 period as compared to the 2020 period is due to COVID 19 restrictions and lower sales in current period due to liquidity issues and our efforts to increase gross margins by reducing sales of lower margin products. While management’s focus on increasing gross margins has impacted sales levels, we believe that the Company is situated to capture greater sales without incurring significant fixed costs through three initiatives.

For the three months ended June 30, 2021 and 2020, we reported selling, general, and administrative expenses of $790,539 as compared to $615,596, an increase of approximately $175,000, or 28%. For the three months ended June 30, 2021 and 2020, selling, general, and administrative expenses consisted of the following:

	For the Three Months ended	For the Three Months ended
	June 30, 2021	June 30, 2020
Compensation and related benefits	$384,580	$470,461
Professional fees	291,081	71,424
Other selling, general and administrative expenses	114,878	73,711
Total selling, general and administrative expenses	$790,539	$615,596

The increase in selling, general, and administrative costs for the 2021 period as compared to the 2020 period was due to the increases in professional fees and other selling, general and administrative costs, partially offset by decreased compensation costs.

For the three months ended June 30, 2021 and 2020, depreciation expense amounted to $2,458 and $2,772, respectively, and related to the depreciation of demonstration drones.

For the three months ended June 30, 2021 and 2020, other income (expense) amounted to ($299,001) and ($1,910,195), respectively, a decrease in expense of approximately $1,611,000, or 84%. The increase was attributable costs associated with changing the conversion terms of related and third party notes.

As a result, we reported net losses of $963,682 or $0.00 per common share, and $2,215,592, or $0.043 per common share, for the three months ended June 30, 2021 and 2020, respectively.

Nine months Ended June 30, 2021 and 2020

We generated sales of $2,034,327 and $3,623,323 for the nine months ended June 30, 2021 and 2020, respectively, a decrease of $1,588,996, or 44%. For the nine months ended June 30, 2021 and 2020, we reported cost of goods sold of $1,229,348 and $2,799,918, respectively, a decrease of $1,570,570, or 56%. The decrease in sales and cost of goods sold for the 2021 period as compared to the 2020 period is due to liquidity issues and ceasing our sales of certain low margin products from certain vendors. Gross margin improved from 40% to 21% in the nine months ended in June 30, 2021, compared to the 2020 period. This is due primarily to the packaging line of business with low cost expenditures, which represented 24% of Howco’s sales for the nine months ended June 30, 2021. While management’s focus on increasing gross margins has impacted sales levels, we believe that the Company is situated to recapture sales without incurring significant fixed costs through three initiatives. Efforts are underway to market an expanded suite of Howco product lines on the east coast. We are expanding product offerings with high tech tactical gear to regular federal government entities (Howco lines of business), adding the high tech tactical gear to our traditional drone assemblies along with newer more rapidly deployed drones focused on municipalities and lastly we are adding construction contracting.

For the nine months ended June 30, 2021 and 2020, we reported selling, general, and administrative expenses of $2,277,418 as compared to $2,063,920, an increase of $213,498, or 10%. For the nine months ended June 30, 2021 and 2020, selling, general, and administrative expenses consisted of the following:

	For the Nine Months ended	For the Nine Months ended
	June 30, 2021	June 30, 2020
Compensation and related benefits	$1,301,925	$1,349,103
Professional fees	726,986	512,222
Other selling, general and administrative expenses	248,507	202,595
Total selling, general and administrative expenses	$2,277,418	$2,063,920

The increase in selling, general, and administrative costs for the 2021 period as compared to the 2020 period was due to increases in professional fees and other selling, general and administrative expenses of approximately $215,000 and $46,000, with a partially offset due to a decrease in compensation costs of approximately $47,000.

For the nine months ended June 30, 2021 and 2020, depreciation expense amounted to $7,374 and $8,316, respectively for demonstration drones.

For the nine months ended June 30, 2021 and 2020, other income (expense) amounted to $326,691 and ($2,487,824), respectively, an decrease of costs of $2,814,515 or 113%. The decrease was primarily attributable to gains on debt extinguishment of $1,365,988 during the 2021 period compared to losses on debt extinguishment of $1,318,092 during the 2020 period. Gains were recognized for debt forgiveness and cash payments for debt both of which resulted in gain recognition compared to amendments of related party promissory notes during the prior period which resulted in loss recognition.

As a result, we reported a net loss of $1,153,122 or $0.00 per common share, and $3,736,655, or $0.19 per common share, for the nine months ended June 30, 2021 and 2020, respectively.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended June 30, 2021, the Company has a net loss of $1,153,122 and used cash in operations of $911,075. The working capital deficit, stockholders’ deficit and accumulated deficit was $15,891,953, $16,144,304 and $32,227,891, respectively, at June 30, 2021. Furthermore, on September 6, 2019 the Company received a default notice on its payment obligations under the senior secured credit facility agreement (see Note 9), defaulted on its Note Payable – Seller in September 2017 and has since defaulted on other promissory notes. As of June 30, 2021, the Company has received demands for payment of past due amounts from several consultants and service providers. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has continued to implement cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its secured obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2021, our disclosure controls and procedures were not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In connection with the merger with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

On February 6, 2018 the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that the previous owners took excessive amounts of cash from the business prior to the close of the merger. On March 13, 2018 the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. On July 22, 2019, the Company was granted a dismissal without prejudice of the lawsuit filed against the previous owners of Howco. The Company and the previous owners are in discussion to settle the matter as of June 30, 2021. An oral agreement has been made whereby the Company will pay the previous owners $3,000 per month.

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

Between July 19, 2021, the Company issued 18,438,349 shares of common stock to Geneva Roth Remark Holdings, Inc. in conversion of their January 12, 2021 convertible note principal of $53,500 and accrued interest of $2,675. Debt discounts of $2,819 will be recognized as interest expense. Shares were priced at the contract price of $0.0034. Put premiums of $19,517 will be reclassified to additional paid in capital

Convertible Notes Issued

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

On June 14, 2021, the Company entered into a convertible promissory note with Geneva Roth Remark Holdings, Inc. (“Lender”) in the principal amount of $58,500, (the “June 14, 2021 Note”). The June 14, 2021 Note carries interest at the rate of 10%, matures on June 14, 2022, and is convertible into shares of the Company’s common stock, par value $0.0001, at the Lender’s election, after 180 days, at a 35% discount, provided that the Lender may not own greater than 4.99% of the Company’s common stock at any time. The note was funded for $55,000, with $3,500, disbursed for legal and execution fees. The Company will treat the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $31,500 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal, premium and accrued interest were $53,500, $31,500 and $240 respectively at June 30, 2021.

On July 19, 2021, the Company entered into a convertible promissory note with Geneva Roth Remark Holdings, Inc. (“Lender”) in the principal amount of $53,750, (the “July 19, 2021 Note”). The July 19, 2021 Note carries interest at the rate of 10%, matures on July 19, 2022, and is convertible into shares of the Company’s common stock, par value $0.0001, at the Lender’s election, after 180 days, at a 35% discount, provided that the Lender may not own greater than 4.99% of the Company’s common stock at any time. The note was funded for $50,000, with $3,750, disbursed for legal and execution fees. The Company will treat the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $28,942 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANTEC, INC. (f/k/a BANTEK, INC.)

Dated: August 12, 2021	By:	/s/ Michael Bannon
Michael Bannon
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Bannon
Michael Bannon
Chief Financial Officer (Principal Financial Officer)