Form 10-K
period 2021-09-30
Bantec, Inc.
filed 2022-01-07
CIK 1704795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2021

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming officers and directors are affiliates) was approximately $19,423,527 as of March 31, 2021, computed on the basis of the closing price on such date.

As of December 20, 2021, there were 2,693,360,585 shares of the registrant’s Common Stock outstanding.

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

i

PART I

ITEM 1. BUSINESS

Organizational History

We were formed in Delaware on June 26, 1972 as OCR Corporation, underwent a series of name changes and businesses and on April 25, 2008 changed our name to Texas Wyoming Drilling, Inc. On January 26, 2016, we entered into an Equity Exchange Agreement (the “EEA”) whereby we acquired all of the issued and outstanding membership interests in Drone USA, LLC in exchange for 440,425 shares of our common stock and 250 shares of Series A preferred stock, subsequent and pursuant to our completing a 1-for-150 share reverse stock split on all issued and outstanding common stock which resulted in total issued and outstanding shares of common stock of 6,368 immediately prior to this issuance. In connection with the EEA, 1,253 shares of common stock were relinquished and an additional 44,043 shares of common stock were issued pursuant to a previous settlement agreement. In connection with the EEA, effective January 26, 2016, we accepted the resignation of Margaret Cadena, the former Chief Executive Officer and Board member, and Richard Kugelman, Dr. Robert Michet, and Dr. David Durkin, the remaining former officers and Board members, and appointed Michael Bannon as Chief Executive Officer, President, Chairman and Board member and the former Chief Financial Officer of Drone USA, LLC, as Secretary, Treasurer, and Board member. Our former CFO resigned as our CFO and as a member of our Board on July 10, 2017 and Michael Bannon was appointed as CFO. On May 19, 2016, we changed our name to Drone USA, Inc., we changed our ticker symbol to DRUS, and we completed a 1-for-12 share reverse stock split on all issued and outstanding common stock, with a record date of May 24, 2016, which resulted in total issued and outstanding shares of common stock of 40,842 on June 17, 2016 when all round lot issuances were completed. The company notified shareholders May 30, 2018 that it intended to increase the authorized shares from 200,000 to 1,500,000 and change the name to Bantek Inc. On February 24,, 2019, the company notified the shareholders that intended to increase the authorized shares from 1,500,000,000 to 6,000,000,000 shares. Bantek, Inc. filed a change of name to Bantec, Inc. and to effect a reverse stock split (of the common stock) of 1 for 1,000 on September 16, 2019, which became effective on February 10, 2020. All share and per share data have been retrospectively adjusted for the effects of all reverse splits.

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

On September 9, 2016, Howco Distributing Co., (“Howco”) became a wholly owned subsidiary of Bantec, Inc. We acquired all of its issued and outstanding shares held by Paul Charles (“Chuck”) Joy and Kathryn B. Joy, the founders and officers of Howco, for $3,500,000, a warrant for 500 shares of Bantec, Inc. common stock with an exercise price of $10.00 per share, and earnout consideration, the funds for which were received from the TCA loan discussed below. We paid $2,600,000 in cash and issued a note to the sellers for $900,000. Howco is a supplier of spare and replacement parts to the United States Federal Government and commercial customers worldwide with expertise in Defense Logistics Agency, TACOM, NECO and other Department of Defense acquisition groups. Howco understands the entire contract and administration management process for Federal Government contracts and supply chain logistics for its Federal Government customers as well as prime contractors with Federal Government contracts. Prior to the acquisition, Howco reported revenues of approximately $18.78 million and $24.86 million, and net income of approximately $903,000 and $1,013,000, for the period from October 1, 2015 through September 9, 2016 and the year ended September 30, 2015, respectively. For the year ended September 30, 2021, two customers accounted for approximately 57%, and 23% of Howco’s total sales. Howco’s dependence on two significant customers, is a risk for its ability to maintain or increase its future revenues since the loss of one or both could have significant adverse financial consequences for Howco and Bantec, Inc.

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

The Impact of COVID-19

The Company is a wholesale vendor to the Department of Defense through its wholly owned subsidiary, Howco and is directly involved in distribution of advanced low altitude UAV systems, services and products. Both the wholesale vendor and the distribution aspects of the Company’s business have been affected due to the COVID-19 social distancing requirements mandated by the federal, state and local governments where the Company’s operations occur. For some businesses, like the Company’s, much of the distribution of its core products and delivery of its core services cannot always be done through “virtual” means, and even when this is possible, it requires significant capital and time to achieve. During the year ended September 30, 2021 sales and shipments at Howco have continued at a lower rate than during the year ended September 30, 2020. It is anticipated that there may be a higher impact of the COVID-19 being realized during the year ended September 30, 2022, however the Company cannot assess the financial impact of the related COVID-19 restrictions as compared to other economic and business factors.

Growth Strategy

Our parent company intends to focus on raising capital to fund our expansion into the distribution, manufacturing, sanitizing and construction industries. Although, we will continually look to grow organically, through franchise creation and through acquisitions. We are looking for companies that will ultimately complement each other where we can cross sell our customers a wide variety of goods and services. For example, we are looking to purchase a distributor or manufacturer that will enable us to sell new products to the US government through our subsidiary Howco.

Drone Sales

Through our Drone USA website (droneusainc.com) and through limited direct selling efforts we offer police, fire, the US government drone programs. Our drone programs constitute selling our customers drones, drone accessories, accident reconstruction software, drone training, drone services, counter-drone technology, certificates of authorization (COAs) and Waivers.

Acquisitions

We are looking to acquire companies in industries where we possess experience. For example, we would like to acquire companies in the construction, environmental, manufacturing and distribution industries. When acquired, we will initially run the companies as independent entities keeping their identities temporarily intact. When we are confident that we fully know the business and their customers, we will begin to bring them into the Bantec family changing their names to a Bantec division such as Bantec Air, Bantec Arms or Bantec Electrical. In the future, we may to look to franchise some of our divisions. This will make up our primary growth path. These are our intended divisions:

1.	Bantec Construction

2.	Bantec Air (Heating & Cooling)

3.	Bantec Electrical

4.	Bantec Distribution

5.	Bantec Manufacturing

Bantec Sanitizing

Through Bantec Sanitizing (a division of Bantec), through our franchising efforts, we sell disinfecting products and equipment to facility owners in hospitals, universities, manufacturers and building owners. We sell sanitizing products through our website at Bantec.store.

Howco’s Business

Howco is a premier supplier of spare and replacement parts to a wide variety of Federal Government agencies, U.S. military prime contractors and commercial customers worldwide. Founded in 1990 and located in Vancouver, Washington, Howco’s services encompass bid solicitation, contract management, packaging and logistics for construction, transportation, mining and heavy equipment spare and replacement parts to customers worldwide utilizing a wide variety of supply chain solutions. Howco was the winner of the 2012 United States’ Department of Defense Logistics Agency’s Bronze Supplier Award. Howco reported revenues of approximately $2.4 million and $4.5 million, and net (loss) of approximately ($163,000) and ($166,000), for the year ended September 30, 2021 and 2020.

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

Competition

Drone USA LLC

The competition for Drone USA consists mainly of resellers of drones who sell to law enforcement, fire departments security companies and the U.S. government. These competitors primarily are Amazon, Best Buy, Drone Nerds, SYNNEX and other distributors of drones. On the training front our competitors consist of SMG and other training suppliers.

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

Employees

We have six full-time employees, one with Bantec and five are with Howco, and two part-time employees with Howco. We have no labor union contracts and believe relations with our employees are satisfactory.

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

Our cash and cash equivalents were $985,953 at September 30, 2021. For the year ended September 30, 2021, the Company has incurred a net loss of $1,882,071 and used cash in operations of $1,576,648. The working capital deficit, stockholders’ deficit and accumulated deficit was $14,709,592, $14,796,078 and $32,956,840, respectively, at September 30, 2021. Furthermore, on September 6, 2019, we received a default notice on our payment obligations under the senior secured credit facility agreement with TCA, defaulted on our note payable – Seller in September 2017 and have defaulted on other promissory notes and as of September 30, 2021, we have received several demands for payment of past due amounts for services from several consultants and service providers. These matters raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of our consolidated financial statements included elsewhere in this Form 10-K. Our ability to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. We continue to implement cost-cutting measures, raise equity through our effective S-1 private placement, restructure or repay our secured obligations and structure payment plans, if necessary, with vendors and service providers who are owed money. The accompanying consolidated financial statements elsewhere in this Form 10-K do not include any adjustments that might be required should we be unable to continue as a going concern. We continue to incur significant operating losses, and management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop and market our products. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to market our drone technology, continue with sales of equipment spare and replacement parts to the U.S. Government and commercial customers and raise additional capital.

Management believes that we have access to capital resources through possible public or private equity offerings, exchange offers, debt financings, corporate collaborations or other means. On June 9, 2021 our current form S-1 became effective and since then we have issued shares for cash. Cash proceeds are been being utilized to reduce debt and fund current and planned operations. In addition, we continue to explore opportunities to strategically monetize our technology and our services, although there can be no assurance that we will be successful with such plans. We have historically been able to raise capital through equity and debt offerings, although no assurance can be provided that we will continue to be successful in the future. If we are unable to raise sufficient capital through 2022 or otherwise, we may be required to severely curtail, or even to cease, our operations.

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

We are required under U.S. GAAP to review our intangible assets, including goodwill for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment annually or more frequently if facts and circumstances warrant a review. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization and slower or declining growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. During the year ended September 30, 2019, the Company determined that the carrying value of Goodwill and other intangible assets related to the acquisition Howco were impaired and as a result, charges covering the entire carrying value of those assets was taken into operating results.

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

To the extent we acquire other businesses, we will also need to integrate and assimilate new operations, technologies and personnel. The integration of new personnel will continue to result in some disruption to ongoing operations. The ability to effectively manage growth in a rapidly evolving market requires effective planning and management processes. We will need to continue to improve operational, financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force. There can be no assurance that we would be able to accomplish such an expansion on a timely basis. If we are unable to affect any required expansion and are unable to perform under contracts on a timely and satisfactory basis, the reputation and eligibility to secure additional contracts in the future could be damaged. The failure to perform could also result in a contract terminations and significant liability. Any such result would adversely affect our business and financial condition.

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

If we are unable to comply with certain financial and operating restrictions in our credit facilities, we may be limited in our business activities and access to credit or may default under our credit facilities

Pursuant to our Credit Agreement with TCA, all of our assets, including the assets of Howco, are secured with our senior lender. Provisions in the Credit Agreement and debt instruments impose restrictions or require prior approval on our and certain of our subsidiaries’ ability to, among other things:

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

Under the Credit Facility, effective September 13, 2016, with TCA Global Credit Master Fund, L.P. (“TCA”), we borrowed $3.5 million to acquire Howco and pay certain creditors. The initial loan was due 18 months from the date of the loan and an interest rate of 18% per annum and a default interest rate of 25% per annum. The note, accrued interest, contingency and advisory fees were restructured and as of September 30, 2021, we had approximately $5,326,285 in outstanding principal and $1,738,403 interest owed to TCA, in addition to $421,587, outstanding under the 3(a)(10) settlement agreement. Under the terms of the Credit Facility, all amounts due under it are secured by our assets, including the assets of Howco. As a result of being in default of our payment obligations under the Credit Facility, TCA could foreclose on its security interest and liquidate or take possession of some or all of these assets, which would harm our business, financial condition and results of operations and could require us to curtail, or even to cease, operations. It should be noted that TCA and its asset management company’ and its funds are in receivership. We are in negotiation to settle the obligation in favorable manner.

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

The loss of our Chief Executive Officer (CEO) or other key personnel may adversely affect our operations.

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

Our sales to our public sector customers are impacted by government spending policies, budget priorities and revenue levels. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for approximately 62% of Howco’s net sales. An adverse change in government spending policies (including budget cuts at the federal level resulting from sequestration), budget priorities or revenue levels could cause our public sector customers to reduce their purchases or to terminate or not renew their contracts with us, which could adversely affect our business, results of operations or cash flows.

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

We registered a patent during the year ended September 30, 2021 and have contracted an attorney to search any potential infringements. In addition, we rely upon confidentiality agreements signed by our employees, consultants and third parties to protect our intellectual property. We cannot assure you that we can adequately protect our intellectual property or successfully prosecute potential infringement of our intellectual property rights. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. Our failure to protect our intellectual property rights may result in a loss of revenue and could materially adversely affect our operations and financial condition.

Risks Relating to Howco’s Business and Industry

We depend on the U.S. Government for a substantial portion of our business and changes in government defense spending could have adverse consequences on our financial position, results of operations and business.

Approximately 62% of our U.S. revenues from Howco’s operations have been from and will continue to be from sales and services rendered directly or indirectly to the U.S. Government. Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government programs, primarily defense-related programs with the Department of Defense (DoD), as well as a broad range of programs with the Department of Homeland Security, the intelligence community and other departments and agencies. Cost cutting including through consolidation and elimination of duplicative organizations and insurance has become a major initiative for DoD. The funding of our programs is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions. The overall level of U.S. defense spending increased in recent years for numerous reasons, including increases in funding of operations in Iraq and Afghanistan. However, with the winding down of both wars, defense spending levels are becoming increasingly difficult to predict and are expected to be affected by numerous factors. Such factors include priorities of the Administration and the Congress, and the overall health of the U.S. and world economies and the state of governmental finances.

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

As of the date of this Form 10-K, our executive officers and directors beneficially own approximately 5.6% of our shares of common stock and the CEO owns 250 shares of Series A preferred stock the voting rights for the Series A shares entitles the shareholder to voting rights equal to the number of common shares outstanding divided by .99 which will always grant the holder a majority voting capability. As a result, our executive officers and directors may be able to: elect or defeat the election of our directors, amend or prevent amendment to our certificates of incorporation or bylaws, effect or prevent a merger, sale of assets or other corporate transaction, and control the outcome of any other matter submitted to the shareholders for vote. Accordingly, our outside stockholders may be unable to influence management and exercise control over our business.

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

Under our certificate of incorporation, our Board of Directors may issue additional shares of common or preferred stock. Our Board of Directors has the ability to authorize “blank check” preferred stock without future shareholder approval. This makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares and/or any other transaction that might otherwise be deemed to be in their best interests, and thereby protects the continuity of our management and limits an investor’s opportunity to profit by their investment in the Company. Specifically, if in the due exercise of its fiduciary obligations, the Board of Directors were to determine that a takeover proposal was not in our best interest, shares could be issued by our Board of Directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

●	diluting the voting or other rights of the proposed acquirer or insurgent stockholder group,

●	putting a substantial voting block in institutional or other hands that might undertake to support the incumbent Board of Directors, or

●	effecting an acquisition that might complicate or preclude the takeover.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	our ability to execute our business plan and complete prospective acquisitions;

●	changes in our industry;

●	competitive pricing pressures;

●	our ability to obtain working capital financing;

●	additions or departures of key personnel;

●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

●	sales of our common stock;

●	operating results that fall below expectations;

●	regulatory developments;

●	economic and other external factors;

●	period-to-period fluctuations in our financial results;

●	our inability to develop or acquire new or needed technologies;

●	the public’s response to press releases or other public announcements by us or third parties, including filings with the SEC;

●	changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

●	the development and sustainability of an active trading market for our common stock; and

●	any future sales of our common stock by our officers, directors and significant stockholders.

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

Our Form S-1 filings disclose the dilutive effect of the Company’s stock sales under various offerings.

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

On February 6, 2018 the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that the previous owners took excessive amounts of cash from the business prior to the close of the merger. On March 13, 2018 the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. On July 22, 2019, the Company sought and was granted a dismissal without prejudice of the lawsuit filed against the previous owners of Howco. The Company and the previous owners are in discussion to settle the matter as of September 30, 2021. An informal oral agreement with the Seller has been made whereby the Company has been paying the previous owners $3,000 per month since January 2021 in satisfaction of Sellers note payable.

In the suit Drone USA, Inc and Michael Bannon (plaintiffs) vs Dennis Antonelos (former Chief Financial Officer or CFO), currently pending in New York State court, the plaintiffs seek to compel the former CFO to meet his obligations under an agreement guaranteeing payments to another former executive. The former CFO filed a cross-claim against the plaintiffs for past due salary. The employment agreement with the former CFO allowed salary payments to be paid in cash or stock. During the year ended September 30, 2021, the Company issued 36,821,330 shares of its common stock for the past due salary and claims that this payment moots the former CFO’s claim for past due salary. The former CFO filed a motion for summary judgement which was denied, then filed an appeal to that order which is now pending. No trial date has been set.

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

During the year ended September 30, 2019, two vendors (The Equity Group and Toppan Vintage) have asserted claims for past due amounts of approximately $59,000, arising from services provided. The Company has fully recognized, in accounts payable, the amounts associated with these claims and expects to resolve the matters to satisfaction of all parties.

On December 30, 2020, a Howco vendor filed a lawsuit seeking payment of past due invoices totaling $276,430 and finance charges of $40,212. The Company has recorded the liability for the invoices in the normal course of business. A Company representative is in negotiation with the vendor and their legal counsel and expect to settle the matter.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCPink under the trading symbol “BANT”.

The following table sets forth the quarterly high and low sales price per share of our common stock for the periods indicated. The prices represent inter-dealer quotations, which do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

QUARTER ENDED	HIGH	LOW

September 30, 2021	$0.0072	$0.0028
June 30, 2021	$0.0174	$0.0068
March 31, 2021	$0.1	$0.003
December 31, 2020	$0.0051	$0.0021

September 30, 2020	$0.479	$0.00225
June 30, 2020	$0.045	$0.0023
March 31, 2020	$0.1799	$0.001
December 31, 2019	$0.2	$0.1

Holders

As of December 20, 2021, there were 2,693,360,585, shares of common stock outstanding, which were held by approximately 314 record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans as of September 30, 2021. There are no equity compensation plans that have not been approved by our security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	17,223	$230	82,777

Issuance of Unregistered Securities

Since June 30, 2021, the Company issued the following unregistered securities:

Shares Issued for Conversion of Convertible Notes

On July 20, and 21, 2021, the Company issued 18,438,349 shares of common stock to Geneva Roth Remark Holdings, Inc. in full conversion of their January 12, 2021 convertible note principal of $53,500 and accrued interest of $2,675. Shares were priced at the contract price. Put premiums of $28,808 were reclassified to additional paid in capital.

On August 19, and 20, 2021, the Company issued 28,087,500 shares of common stock to Geneva Roth Remark Holdings, Inc. in full conversion of their February 15, 2021 convertible note principal of $53,500 and accrued interest of $2,675. Shares were priced at the contract price. Put premiums of $28,808 were reclassified to additional paid in capital.

On September 16, and 20, 2021, the Company issued 28,087,500 shares of common stock to Geneva Roth Remark Holdings, Inc. in full conversion of their March 11, 2021 convertible note principal of $53,500 and accrued interest of $2,675. Shares were priced at the contract price. Put premiums of $28,808 were reclassified to additional paid in capital.

On November 4, 2021, Geneva Roth Remark Holdings Inc. converted principal of $58,500 and accrued interest of $2,925 from its convertible note dated May 3, 2021 into 40,950,000 shares of common stock at contracted prices. Following the conversions, the balance of principal and accrued interest was $0.

On December 17, 2021, Geneva Roth Remark Holdings Inc. converted principal of $58,500 and accrued interest of $2,925 from its convertible note dated June 14, 2021 into 81,900,000 shares of common stock at contracted prices. Following the conversions, the balance of principal and accrued interest was $0.

Convertible Notes Issued

Under the terms of the July 1, 2021 amendment to the consulting and services agreement with Livingston Asset Management, LLC, Livingston is to receive $15,000, per month in convertible promissory notes. The Company issued a $15,000 convertible note bearing interest of 10% per annum which matures in nine months. The notes issued are convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The notes having a conversion feature are treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At September 30, 2021, the accrued interest was $378.

On July 19, 2021, the Company entered into a convertible promissory note with Geneva Roth Remark Holdings, Inc. (“Lender”) in the principal amount of $53,750, (the “July 19, 2021 Note”). Note carries interest at the rate of 10%, matures on July 19, 2022, and is convertible into shares of the Company’s common stock, par value $0.0001, at the Lender’s election, after 180 days, at a 35% discount, provided that the Lender may not own greater than 4.99% of the Company’s common stock at any time. The note was funded for $50,000, with $3,750, disbursed for legal and execution fees. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $28,942 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. At September 30, 2021, the accrued interest was $1,127.

August 1, 2021, the Company issued a $15,000 convertible promissory note to Livingston. The convertible note bears interest of 10% per annum which matures in nine months. The notes issued are convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The notes having a conversion feature are treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At September 30, 2021, the accrued interest was $251.

On August 17, 2021, the Company entered into a convertible promissory note with Geneva Roth Remark Holdings, Inc. (“Lender”) in the principal amount of $45,000, (the “August 17, 2021 Note”). The August 17, 2021 Note carries interest at the rate of 10%, matures on August 17, 2022, and is convertible into shares of the Company’s common stock, par value $0.0001, at the Lender’s election, after 180 days, at a 35% discount, provided that the Lender may not own greater than 4.99% of the Company’s common stock at any time. The note was funded for $41,250, with $3,750, disbursed for legal and execution fees. The Company will treat the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $24,231 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. At September 30, 2021, the accrued interest was $561.

September 1, 2021, the Company issued a $15,000 convertible promissory note to Livingston. The convertible note bears interest of 10% per annum and matures in nine months. The notes issued are convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The notes having a conversion feature are treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At September 30, 2021, the accrued interest was $123.

On September 17, 2021, the Company entered into a convertible promissory note with Geneva Roth Remark Holdings, Inc. (“Lender”) in the principal amount of $50,000, (the “September 17, 2021 Note”). The September 17, 2021 Note carries interest at the rate of 10%, matures on September 17, 2022, and is convertible into shares of the Company’s common stock, par value $0.0001, at the Lender’s election, after 180 days, at a 35% discount, provided that the Lender may not own greater than 4.99% of the Company’s common stock at any time. The note was funded for $46,250, with $3,750, disbursed for legal and execution fees. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $26,923 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. At September 30, 2021, the accrued interest was $205.

On October 1, 2021, the Company issued a convertible promissory note to Livingston Asset Management LLC for $15,000 in principal for services. The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date

On November 1, 2021, the Company issued a convertible promissory note to Livingston Asset Management LLC for $15,000 in principal for services. The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date

On November 12, 2021, the Company executed a convertible promissory note issued to Sixth Street Lending LLC for $55,000, having a 10% annual interest rate, maturity of November 12, 2022, and conversion right to a 35% discount to the average of the lowest traded price in the 15 days prior to delivery of a conversion notice. The note was funded for $51,250, with $3,750, disbursed for legal and execution fees.

On December 1, 2021, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date.

Shares Issued in Potential Settlement of Legal Matter

On September 30, 2021, the Company issued 36,821,330 common shares to a former officer in a potential settlement of a claim for compensation due plus accrued interest. The shares were valued at $119,670, for accrued compensation of $92,723 and $26,947 was charged to interest expense.

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

Overview

Bantec, Inc. is a product and service company targeting the U.S. Government, state governments, municipalities, hospitals, universities, manufacturers and other building owners. Bantec also provides product procurement, distribution, and logistics services through its wholly-owned subsidiary, Howco Distributing Co., (“Howco”) (collectively, the “Company”) to the United States Department of Defense and Defense Logistics Agency. The Company established Bantec Sanitizing in fiscal 2021, which offers sanitizing products and equipment through its new store bantec.store. Bantec Construction, LLC was established to perform general contracting, currently the plan for the company is to provide general contracting for projects emanating from Bantec Sanitizing for floor, wall and ceiling installation of materials that are easily sanitized. The Company has operations based in Little Falls, New Jersey and Vancouver, Washington. The Company continues to seek strategic acquisitions and partnerships that offer us an opportunity to grow sales and profit.

Liquidity and Capital Resources

As of September 30, 2021, we had $1,205,058 in current assets, including $985,953 in cash, compared to $593,405 in current assets, including $164,014 in cash, at September 30, 2020. Current liabilities at September 30, 2021 totaled $15,914,650 compared to $16,807,686 at September 30, 2020. The increase in current assets from September 30, 2020 to September 30, 2021 is primarily due to the sales of common stock for cash thereby increasing cash by $821,939, slightly offset by decreases in accounts receivable of $221,003. The decrease in current liabilities from September 30, 2020 to September 30, 2021 is primarily due to the decrease in: accounts payable of approximately $166,000, convertible notes payable and related premiums of approximately $648,000, slightly offset by increases in accrued expenses of approximately $721,000. While we have revenues as of this date, no significant construction, environmental or drone revenues are anticipated until we are implementing our full strategic plan of acquisitions and organic growth. We must raise cash to implement our strategy to grow and expand per our business plan. We anticipate over the next 12 months the cost of being a reporting public company will be approximately $250,000.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	Year Ended September 30, 2021	Year Ended September 30, 2020
Net Cash Used in Operating Activities	$(1,576,648)	$(491,000)
Net Cash Used in Investing Activities	$(44,650)	$-
Net Cash Provided by Financing Activities	$2,443,237	$505,182
Net (Decrease) Increase in Cash	$821,939	$14,182

2021, Net cash used in operating activities of $1,576,648, is largely the result of net losses of $1,882,071, net gain on debt extingushment, partially offset by non-cash charges for premiums on stock settled debt of $407,186 and increases in account payable and accrued expenses of $703,927.

2021, Cash used in investing of $44,650 is due to purchase of patents and related legal fees to register and protect the patent.

2021, Cash provided by financing activities is largely the result of stock sales for cash of $3,083,930 and cash received from issuance of convertible notes totaling $487,500, somewhat offset by repayments of various debts including fee notes and other financing arrangements at Howco having a net repayment of approximately $128,000. Refer also to the Consolidated Statements of Changes in Cash Flows included in the financial statement section of this report.

Results of Operations

Year Ended September 30, 2021 and 2020

We generated sales of $2,422,996 and $4,455,186 for the years ended September 30, 2021 and 2020, respectively. For the years ended September 30, 2021 and 2020, we reported cost of goods sold of $1,553,516 and $3,351,438, respectively. The decrease in sales and cost of goods sold for the 2021 period is primarily due to liquidity shortfalls impacting inventory availability.

For the years ended September 30, 2021 and 2020, we reported selling, general, and administrative expenses of $2,834,856 as compared to $2,830,140, an increase of approximately $4,700 or 0.2%. For the year ended September 30, 2021, selling, general, and administrative expenses consist primarily of professional and consulting fees of approximately $905,000, payroll costs of approximately $1,549,000, and other expenses of approximately $380,000, including rent of approximately $67,000, and travel related costs of approximately $33,000. For the year ended September 30, 2020, selling, general, and administrative expenses consist primarily of professional and consulting fees of approximately $757,000, payroll costs of approximately $1,793,000, other expenses of approximately $179,000, rent of approximately $68,000, and travel related costs of approximately $33,000. For the years ended September 30, 2021 and 2020, payroll costs and professional consulting fees included stock-based compensation of approximately $251,000 and $127,000, respectively. The slight increase in selling, general, and administrative costs for the 2021 periods is primarily due to the increases in professional fees and other SGA, partially offset by compensation costs.

For the years ended September 30, 2021 and 2020, depreciation expense amounted to approximately $7,000 and $11,000, respectively, and is related to the depreciation for demonstration drones.

For the years ended September 30, 2021 and 2020, interest and financing costs amounted to approximately $1,440,000 and $1,598,000, respectively. The decrease in interest and financing costs is due primarily to the settlement of debt.

During the years ended September 30, 2021 and 2020 the Company incurred net gains on debt extinguishment of approximately $1,537,000 and net losses on debt extinguishment of approximately $993,000, respectively.

As a result, we reported a net loss of $1,882,071, or $0.001 per common share, and $4,328,318, or $0.05 per common share, for the years ended September 30, 2021 and 2020, respectively.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

For the year ended September 30, 2021, the Company has incurred a net loss of $1,882,071 and used cash in operations of $1,576,648. The working capital deficit, stockholders’ deficit and accumulated deficit was $14,709,592, $14,796,078 and $32,956,840, respectively, at September 30, 2021. On September 6, 2019 the Company received a default notice on its payment obligations under the senior secured credit facility agreement, defaulted on its Note Payable – Seller in September 2017, and has since defaulted on other notes. As of September 30, 2021, the Company has received demands for payment of past due amounts from several consultants and service providers. The Company is in negotiation with the receiver appointed by the court related to the senior secured creditor’s claim and has proposed a preliminary settlement. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company continues to implement cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and is raising equity financing through a private placement, and is working to restructure and repay its obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Significant Accounting Estimates

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for bad debt on accounts receivable, reserves on inventory, valuation of intangible assets for impairment analysis, valuation of the lease liability and related right-of-use asset, valuation of stock-based compensation, the valuation of derivative liabilities and the valuation allowance on deferred tax assets.

We have identified the accounting policies below as critical to our business operations.

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

Goodwill and Intangible Assets

The Company acquired a patent for a new product during the year ended September 30, 2021. The Company capitalized acquisition and related legal fees related to the patent totaling $44,650. The capitalized amount will be amortized over the next three years. Impairment will be tested annually or as indicators of impairment are available.

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

During the year-ended September 30, 2021, the Company through its subsidiary Howco entered into contracts to package products for a third-party company servicing the same government customer base. The contracts were on job lot basis as shipped to Howco for packaging. The customer was billed upon completion each job lot at which time revenue was recognized.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is contained on pages F-1 through F-46 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Bantec, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bantec, Inc. and Subsidiaries (the “Company”) as of September 30, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit, and cash flows, for each of the two years in the period ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of $1,882,071 and $1,576,648 respectively, in fiscal 2021, and has a working capital deficit, stockholders’ deficit and accumulated deficit of $14,709,592, $14,796,078 and $32,956,840 at September 30, 2021. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2017.

Boca Raton, Florida

January 7, 2022

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member Center for Public Company Audit Firms

BANTEC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2021	2020

ASSETS
Current Assets
Cash	$985,953	$164,014
Accounts receivable	128,386	349,389
Inventory	61,837	44,599
Prepaid expenses and other current assets	28,882	35,403

Total Current Assets	1,205,058	593,405

Property and equipment, net	1,461	8,835
Patents and other intangibles	44,650	-
Right of use lease asset	85,747	138,776
Other assets	119,670	-

Total non-current assets	251,528	147,611

Total Assets	$1,456,586	$741,016

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,667,110	$2,832,790
Accrued expenses and interest	4,316,258	3,595,428
Convertible notes payable - net of discounts and premiums	7,662,640	8,310,950
Note payable - seller	873,000	900,000
Line of credit - bank	4,885	41,609
Current portion notes and loans payable – net of discounts	170,036	903,251
Settlement payable	42,850	42,850
Lease liability – current portion	52,178	52,180
Derivative liabilities	125,693	128,628

Total Current Liabilities	15,914,650	16,807,686

Long-term Liabilities:
Convertible note payable, net of premiums - related party	-	1,791,312
Notes and loans payable – net of current portion	303,202	-
Lease liability, less current portion	34,812	86,991

Total Long-term Liabilities	338,014	1,878,303

Total Liabilities	16,252,664	18,685,989

Commitments and Contingencies (Note 16)

Stockholders’ Deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, Series A preferred stock - no par value, 250 shares designated, issued and outstanding at September 30, 2021 and September 30, 2020, respectively	-	-
Common stock - $0.0001 par value, 6,000,000,000 shares authorized, 2,470,510,585 and 491,032,439 shares issued and outstanding at September 30, 2021 and September 30, 2020, respectively	247,052	49,104
Additional paid-in capital	17,913,710	13,080,692
Accumulated deficit	(32,956,840)	(31,074,769)

Total Stockholders’ Deficit	(14,796,078)	(17,944,973)

Total Liabilities and Stockholders’ Deficit	$1,456,586	$741,016

See accompanying notes to consolidated financial statements

BANTEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2021	2020
Sales	$2,422,996	$4,455,186

Cost of Goods Sold	1,553,516	3,351,438

Gross Profit	869,480	1,103,748

Operating Expenses:
Selling, general, and administrative expenses	2,834,856	2,830,140
Depreciation	7,374	11,088

Total Operating Expenses	2,842,430	2,841,228

Loss Before Other (Income) Expense	(1,972,750)	(1,737,480)

Other (Income) Expense:
Interest and financing costs	1,440,220	1,598,246
(Gain) loss on debt extinguishment and settlements, net	(1,536,815)	992,592
Loss on change in fair market value of derivative	5,916	-

Total Other (Income) Expense	(90,679)	2,590,838

Net Loss before Provision for Income Tax	(1,882,071)	(4,328,318)

Provision for Income Tax	-	-

Net Loss	$(1,882,071)	$(4,328,318)

Basic and Diluted Loss Per Share	$(0.00)	$(0.05)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	1,425,249,598	93,011,260

See accompanying notes to consolidated financial statements

BANTEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended September 30, 2021 and 2020

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - September 30, 2019	250	$-	3,255,346	$326	$11,850,771	$(26,746,451)	$(14,895,354)

Roundup for reverse split of stock	-	-	319	-	-	-	-

Stock option expense	-	-	-	-	103,793	-	103,793

Shares issued for cash	-	-	151,221,142	15,122	249,515	-	264,637

Shares issued for conversion of notes including premiums reclassified	-	-	336,461,204	33,646	853,139	-	886,785

Cancellation of shares for 3(a)(10) debt settlement	-	-	(194,520)	(19)	19	-	-

Shares issued to non- employees for services	-	-	288,948	29	23,455	-	23,484

Net loss	-	-	-	-	-	(4,328,318)	(4,328,318)

Balance – September 30, 2020	250	-	491,032,439	49,104	13,080,692	(31,074,769)	(17,944,973)

Share option expense	-	-	-	-	82,308	-	82,308

Shares issued to employees	-	-	11,000,000	1,100	76,300	-	77,400

Shares issued to non-employees for services	-	-	20,000,000	2,000	146,000	-	148,000

Shares issued for legal settlement	-	-	36,821,330	3,682	115,988	-	119,670

Shares issued for cash	-	-	1,393,006,910	139,299	2,944,631	-	3,083,930

Shares issued for conversions of notes including premiums reclassified	-	-	518,649,906	51,867	1,467,791	-	1,519,658

Net loss	-	-	-	-	-	(1,882,071)	(1,882,071)

Balance September 30, 2021	250	$-	2,470,510,585	$247,052	$17,913,710	$(32,956,840)	$(14,796,078)

See accompanying notes to consolidated financial statements.

BANTEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(1,882,071)	(4,328,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation and other expenses	250,709	127,277
Stock based fee, upon conversion of notes	6,830	22,222
Depreciation	7,374	11,088
Amortization of debt discounts	183,992	196,961
Accretion of premium on convertible note	407,186	435,909
Default penalties charged	-	49,000
Net gain on settlement of accounts payable and accrued expenses	(31,479)	(11,113)
Net gain (loss) on debt extinguishments	(1,505,336)	1,003,705
Non-cash rent expense	848	395
Fee notes issued	62,500	253,000
Loss on change in fair market value of derivative	5,916	-
Loan fee expense	2,670	-
Changes in Operating Assets and Liabilities:
Accounts receivable	221,003	442,339
Inventory	(17,238)	73,959
Prepaid expenses and other current assets	6,521	(30,856)
Accounts payable and accrued expenses and interest	703,927	1,395,156
Settlements payable	-	(131,724)

Cash Used in Operating Activities	(1,576,648)	(491,000)

Cash Flows from Investing Activities:
Purchase of Patent (Intangible)	(44,650)	-

Cash Used in Investing Activities	(44,650)	-

Cash Flows from Financing Activities:
Proceeds from stock sales	3,083,930	264,637
Proceeds from convertible notes payable	487,500	292,500
Repayments of convertible notes payable	(18,000)	-
Proceeds from loans and notes payable	752,382	1,020,115
Repayments on loans and notes payable	(880,624)	(675,770)
Repayment of line of credit	(36,724)	(2,947)
Proceeds notes payable – related party	190,000	-
Repayment of notes payable – related party	(190,000)	-
Proceeds from short-term advances - related party	60,400	-
Repayments short-term advances related party	(60,400)	-
Proceeds from line of credit - related parties	-	64,940
Repayment of loans and line of credit - related parties	(945,227)	(458,303)

Cash Provided by Financing Activities	2,443,237	505,182

Net Increase (Decrease) in Cash	821,939	14,182
Cash - beginning of year	164,014	149,832
Cash - end of year	$985,953	$164,014

Supplemental Disclosures of Cash Flow Information :
Cash paid for:
Interest	$501,690	$-
Taxes	$-	$-
Noncash financing and investing activities:
Right of use asset	$-	$156,554
Capitalization of convertible note accrued interest to principal	$-	$8,870

Original issue discounts notes	$180,533	$201,201
Issuance of common stock for note conversions	$822,545	$445,184
Issuance of common stock for accrued interest of note	$60,298	$16,876
Reclassification of debt premium upon note conversions	$629,984	$402,503
Issuance of common stock for accrued salary	$57,000	$-
Issuance of common stock for potential legal settlement	$119,670	$-

See accompanying notes to consolidated financial statements

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 1 - NATURE OF OPERATIONS

Bantec, Inc. is product and service company targeting the U.S. Government, state governments, municipalities, hospitals, universities, manufacturers and other building owners. Bantec also provides product procurement, distribution, and logistics services through its wholly-owned subsidiary, Howco Distributing Co., (“Howco”) (collectively, the “Company”) to the United States Department of Defense and Defense Logistics Agency. The Company established Bantec Sanitizing in fiscal 2021, which offers sanitizing products and equipment through its new store bantec.store. Bantec Sanitizing is currently offering Bantec Sanitizing franchises for sale. Bantec Construction, LLC was established to perform general contracting, currently the plan for the company is to provide general contracting for projects emanating from Bantec Sanitizing for floor, wall and ceiling installation of materials that are easily sanitized. The Company has operations based in Little Falls, New Jersey and Vancouver, Washington. The Company continues to seek strategic acquisitions and partnerships that offer us an opportunity to grow sales and profit.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bantec, Inc. and its wholly-owned subsidiaries, Drone USA, LLC, Bantec Construction, LLC, Bantec Sanitizing, LLC, and Howco. Bantec Construction, LLC and Bantec Sanitizing, LLC are both in start-up stages with minor cash expenditures. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the year ended September 30, 2021, the Company has incurred a net loss of $1,882,071 and used cash in operations of $1,576,648. The working capital deficit, stockholders’ deficit and accumulated deficit was $14,709,592, $14,796,078 and $32,956,840, respectively, at September 30, 2021. Furthermore, on September 6, 2019 the Company received a default notice on its payment obligations under the senior secured credit facility agreement (see Note 10), defaulted on its Note Payable – Seller in September 2017 and has since defaulted on other promissory notes. As of September 30, 2021 the Company has received demands for payment of past due amounts from several consultants and service providers. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has continued to implement cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its secured obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for bad debt on accounts receivable, reserves on inventory, valuation of intangible assets for impairment analysis, valuation of the lease liability and related right-of-use asset, valuation of stock-based compensation, the valuation of derivative liabilities and the valuation allowance on deferred tax assets.

Fair Value Measurements

The Company follows the FASB Fair Value Measurements standard, as they apply to its financial instruments. This standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

	At September 30, 2021			At September 30, 2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative Liability	-	-	$125,693	-	-	$128,628

A roll-forward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at September 30, 2020	$128,628
Gain on debt extinguishment upon conversion of related note payable	(8,851)
Derivative expense	5,916
Balance at September 30, 2021	$125,693

The warrants were issued to a convertible note holder in November and December 2017 and initially determined to be equity instruments and recorded as note discount and as additional paid in capital. On June 4, 2018 the anti-dilutive provision of the warrants took effect and based on the new conversion formula management determined the warrant became a derivative liability and reclassified the Fair Value on June 4, 2018 from additional paid-in capital to derivative liability with fair market value changes recognized in operations for each reporting date. The derivative liability associated with the warrants is $125,693 at September 30, 2021. The derivative liability for convertible notes was $8,851 at September 30, 2020 and was recognized as a gain on debt extinguishment upon note conversion during the year ended September 30, 2021. (See Notes 10 and 12).

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

Property & Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The assets are fully operational drones used as demonstration units and each unit exceeds management’s threshold for capitalization of $2,000. The Company depreciates these demonstration units over a period of 3 years. Depreciation expense was $7,374 and $11,088 in 2021 and 2020, respectively.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

Goodwill and Intangible Assets

The Company acquired a patent for a new product during the year ended September 30, 2021. The Company capitalized acquisition and related legal fees related to the patent totaling $44,650. The capitalized amount will be amortized over the next three years. Impairment will be tested annually or as indicators of impairment are available.

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

During the year-ended September 30, 2021, the Company through its subsidiary Howco entered into contracts to package products for a third-party company servicing the same government customer base. The contracts were on job lot basis as shipped to Howco for packaging. The customer was billed upon completion each job lot at which time revenue was recognized.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

Shipping and Handling Costs

The Company has included freight-out as a component of cost of sales, which amounted to $47,716 and $95,634 for the years ended September 30, 2021 and 2020, respectively.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

The Company currently has no federal or state tax examinations in progress. As of September 30, 2021, the Company’s tax returns for the tax years 2020, 2019 and 2018 remain subject to audit, primarily by the Internal Revenue Service.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

The Company did not have material unrecognized tax benefits as of September 30, 2021 and 2020 and does not expect this to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of provision for income taxes.

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of September 30, 2021, 17,223 options were outstanding of which 15,854 were exercisable, and 42,777,527 warrants were outstanding and exercisable. Additionally, as of September 30, 2021, the outstanding principal balance, including accrued interest of the third-party convertible debt, totaled $7,950,959 and was convertible into 2,549,848,072 shares of common stock. The total potentially dilutive shares calculated is 2,592,642,822. It should be noted that contractually the limitations on the third-party notes (and the related warrant) limit the number of shares converted to either 4.99% or 9.99% of the then outstanding shares. As of September 30, 2021, and 2020, potentially dilutive securities consisted of the following:

	September 30, 2021	September 30, 2020
Stock options	17,223	17,775
Warrants	42,777,527	25,484.484
Related party convertible debt and accrued interest	-	526,400,307
Third party convertible debt (including senior debt)	2,549,848,072	2,068,874,206
Total	2,592,642,822	2,620,776,752

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. As of September 30, 2021, the Company did not report any segment information since the Company primarily generates sales from its subsidiary, Howco.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. In the consolidated statement of cash flows, the change in the ROU lease asset and change in the related ROU lease liability was presented on a gross basis in 2020.  These amounts have been reclassified to conform with the current year presentation on a net basis where $395 is now shown as non-cash rent expense.

Recent Accounting Pronouncements

On August 5, 2020, the Financial Accounting Standards Board (FASB) issued accounting standards update (ASU) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

The ASU is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021. Early adoption is permitted. The FASB noted that an entity should adopt the guidance as of the beginning of its annual fiscal year. The standard is effective for the Company begining in fiscal year September 30, 2024.

Entities may elect to adopt the amendments through either a modified retrospective method of transition or a fully retrospective method of transition. If an entity has convertible instruments that include a down round feature, early adoption of the ASU is permitted for fiscal years beginning after December 15, 2020.

ASU 2016-13 Measurement of Credit Losses on Financial Instrument is effective for fiscal years beginning after December 15, 2022. This is not expected to apply to the Company as financial instruments giving rise to credit risk are not utilized by the Company.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this new guidance will have on its financial statements

The Company does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable at September 30, 2021 and 2020 is as follow:

	September 30, 2021	September 30, 2020
Accounts receivable	$128,386	$349,389
Reserve for doubtful accounts	-	-
	$128,386	$349,389

Bad debt expense was $0 for the years ended September 30, 2021 and 2020.

NOTE 4 - INVENTORY

At September 30, 2021 and 2020, inventory consists of finished goods and was valued at $61,837 and $44,599, respectively. No inventory reserve was deemed necessary at September 30, 2021 or 2020.

NOTE 5 -INTANGIBLE ASSETS

The Company acquired a patent for a new product during the year ended September 30, 2021. The Company capitalized acquisition and related legal fees related to the patent totaling $44,650. The capitalized amount will be amortized over the next three fiscal years.

NOTE 6 - LINE OF CREDIT - BANK

The Company has a revolving line of credit with a financial institution, which balance is due on demand and principal payments are due monthly at 1/60 th of the outstanding principal balance. This revolving line of credit is in the amount of $50,000, and is personally guaranteed by the Company’s Chief Executive Officer (“CEO”). The line bears interest at a fluctuating rate equal to the prime rate plus 4.25%, which at September 30, 2021 and September 30, 2020 was 7.5% and 7.5%, respectively. As of September 30, 2021 and 2020, respectively, the balance of the line of credit was $4,885 and $41,609, with $45,115, available at September 30, 2021.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 7 - SETTLEMENTS PAYABLE

On July 20, 2018, the Company entered into a settlement agreement with a collection agent for American Express relating to $127,056 of past due charges. The agreement provides for initial payment of $12,706, monthly payments of $6,500 and final payment on January 27, 2020 of $3,850. The amount due at September 30, 2021, and 2020, was $42,850, and $42,850, respectively. Under the terms of the stipulation and settlement agreement, this debt is in default.

NOTE 8 - NOTE PAYABLE – SELLER

In connection with the acquisition of Howco in September 2016, the Company issued a note payable in the amount of $900,000 to the sellers of Howco. The note matured on September 9, 2017 and bears interest at 5.50% per annum. The note requires payment of unpaid principal and interest upon maturity. The note is secured by all assets of Howco Distribution Co. and subordinated to the Senior Secured Credit Facility discussed below. The note is currently in default and the default interest rate is 8% per annum. At September 30, 2021 and September 30, 2020, the principal and accrued interest on this note amounted to $873,000, $340,663 and $900,000, and $269,682, respectively.

NOTE 9 -CONVERTIBLE AND PROMISSORY NOTES PAYABLE – RELATED PARTY OFFICER AND HIS AFFILIATES

Convertible Notes

The related party officer and his affiliates convertible notes balance consisted of the following at September 30, 2021 and 2020:

	2021	2020
Principal	$-	$945,227
Premiums	-	846,085
Total	-	1,791,312
Current portion, including premiums	-	-
Long term	$-	$1,791,312

Most of the related party convertible notes included a cross-default clause which in event of a default on another note holder’s note causes a default on the related party notes. The Company and the respective note holders have amended those notes effective September 30, 2020 to remove the clauses.

The Company has a $840,000 convertible note payable (“Note 1”) to a related party entity controlled by the Company’s CEO. Note 1 bear interest at an annual rate of 7% with an original maturity date of June 11, 2017, which has been extended to June 11, 2022, at which time all unpaid principal and interest is due. The holder of Note 1 has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion.

On April 15, 2020, the Company amended the above Note 1 first issued to AIG and subsequently assigned to Pike Falls LLC (entities controlled by the Company’s CEO) in amount of $840,000, with a principal and accrued interest balance of $688,444, and $210,409, respectively at June 30, 2020. The amendment changes conversion terms, which now state the note principal and interest may be converted to common stock at 50% of the lowest closing bid price during the thirty days prior to conversion, increases the interest rate to 10%, and has a maturity date of January 7, 2022. The change in conversion terms has been treated as a debt extinguishment and the modified note is treated as stock settled debt under ASC 480, and a put premium of $688,444 was recognized with a charge to loss on debt extinguishment. The principal balance was $377,194 and accrued interest was $221,323 at September 30, 2020. As of September 30, 2021, Note 1 principal has been fully converted or paid in cash along with accrued interest of $224,370, and the accrued interest balance was $0 as of September 30, 2021. $377,194, related to put premiums was recognized as a gain on extinguishment of debt during the year ended September 30, 2021.

The Company has a convertible note payable (for an unspecified amount) with the Company’s CEO. This line of credit (“LoC”) bears interest at an annual rate of 7% with a maturity date of December 31, 2017, at which time all unpaid principal and interest was due. On December 15, 2017 the due date was extended to July 2, 2018 and then in July, 2018, the due date was extended to June 30, 2019, and on December 23, 2018 the maturity date of the LoC was extended to September 23, 2024. The holder of the LoC has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. This LoC is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula. During the year ended September 30, 2020 the Company was advanced $64,940 and repaid $132,803, on this LoC. As of September 30, 2020, the LoC had not been converted and the balance was $99,142, and accrued interest was $31,260. During the year ended September 30, 2021 the balance of the LoC principal was fully paid in cash along with all accrued interest, totaling $32,900.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

On July 2, 2019, the Company issued a convertible note payable (“Note 2”) to an affiliate of the Company’s CEO for $15,000 cash. The funds were paid directly to a vendor to the Company. The note had an original maturity of June 9, 2020; however, the note was amended effective September 30, 2020 and the new maturity is May 31, 2022. The note bears interest at 10% and may be converted into the Company’s common stock at 50% of the lowest closing bid in the 20 trading days prior to notification of conversion. The Company accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $15,000 with a charge to interest expense for the note. The note principal and accrued interest ($2,155) was fully repaid during the year ended September 30, 2021 and put premium of $15,000, was recognized as gain on debt extinguishment. Accrued interest was $0 at September 31, 2021 and $1,843, at September 30, 2020.

On September 13, 2019, the Company issued a convertible note payable to an entity controlled by the Company’s CEO for $17,000 in cash. The note had an original maturity of June 9, 2020., The note was amended, effective September 30, 2020, and the new maturity is May 31, 2022. The note bears interest at 10% and may be converted to the Company’s common stock at 50% of the lowest closing bid in the 20 trading days prior to notification of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $17,000 with a charge to interest expense for the notes. The note principal and accrued interest of $2,152 was fully repaid and a put premium of $17,000, was recognized as gain on debt extinguishment during the year ended September 30, 2021. Accrued interest was $1,799, at September 30, 2020.

On December 30, 2018 the Company issued a promissory note to the CEO for a $400,000 in cash. The note bears interest at 12% per annum, matures on January 7, 2024 and required monthly payment of principal of $5,000 with a balloon payment at maturity. On April 14, 2020, the Company amended the above note first issued to Michael Bannon (the Company’s CEO) with a principal and interest balance of $367,500, and $76,619, respectively at September 30, 2020. The amendment adds conversion terms, which state the note principal and interest may be converted to common stock at 50% of the lowest closing bid price during thirty days prior to conversion, and reduces the interest rate to 10%, and extends the maturity date to January 7, 2024. The change in conversion terms was treated as a debt extinguishment and the new note is considered a stock settled debt under ASC 480, and a put premium of $367,500 was recognized with a charge to interest expense. The note principal and accrued interest of $83,133 was fully repaid in cash during the year ended September 30, 2021 and a gain on debt extinguishment was recognized for the premium upon cash repayment. The accrued interest balance was $76,619 at September 30, 2020.

On January 19, 2019 the Company issued a, promissory note to the CEO for a $200,000, cash loan. The note bears interest at 12% per annum, matures on September 23, 2021 and requires monthly payments of $2,500 principal. On April 14, 2020, the Company amended the note with a principal and interest balance of $195,000, and $17,947. The amendment adds conversion terms, which state the note principal and interest may be converted to common stock at 50% of the lowest closing bid price during thirty days prior to conversion, and reduces the note interest rate to 10%, and extends the maturity date to April 15, 2026. The change in conversion terms has been treated as a debt extinguishment and the new note is considered a stock settled debt under ASC 480, and put premium of $195,000 has been recognized with a charge to loss on debt extinguishment. During 2020, $14,250 was repaid and $180,750 was converted to common stock. Accrued interest of $20,855 was repaid as of September 30, 2021.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

On April 15, 2020, the Company issued a convertible note payable to Michael Bannon (the Company’s CEO) in the principal amount of $69,391, in replacement for the amounts owed to an entity controlled by Mr. Bannon (above) The new note interest rate is 10%, and it matures on January 31, 2022. The new note principal and interest may be converted into the Company’s common stock at 50% of the lowest closing bid price in the thirty days preceding the conversion notice. This issuance was treated as a debt extinguishment of the old note and the new note conversion terms have been treated as stock settled debt under ASC 480, and put premium of $69,391 was recognized with a charge to interest expense. The principal and accrued interest was $69,391 and $5,332 respectively as of September 30, 2020. During the year ended September 30, 2021 the principal and accrued interest of $6,206 was fully paid in cash and $69,391 was recognized as gain on extinguishment of debt.

Other Notes Payable

On December 22, 2020 a promissory note was issued to the CEO by Howco for $50,000 having weekly payments of $2,580 for twenty-five weeks, which include a total of $14,500 of interest. The principal and interest due were fully paid at September 30, 2021.

On May 21, 2021 a promissory note was issued to the CEO by Howco for $40,000 having weekly payments of $2,080 for twenty-five weeks, which include a total of $12,000 of interest. During the year ended September 30, 2021, repayments of principal were $40,000 and interest of $8,308 were changed to Interest Expense and were made reducing the principal balance to $0. Interest charged was reduced due to early repayment.

On June 27, 2021 a promissory note was issued to the CEO by Howco for $50,000 having weekly payments of $2,580 for twenty-five weeks, which include a total of $14,500 of interest. During the year ended September 30, 2021, repayments of principal were $50,000 and interest of $6,692 were changed to Interest Expense and were made reducing the principal balance to $0. Interest charged was reduced due to early repayment.

On July 12, 2021 a promissory note was issued to the CEO by Howco for $50,000 having weekly payments of $2,580 for twenty-five weeks, which include a total of $14,500 of interest. During the year ended September 30, 2021, repayments of principal were $50,000 and interest of $6,135, were changed to interest expense and were made reducing the principal balance to $0.

During the year ended September 30, 2021, the CEO extended short-term advances totaling $60,400, which were fully repaid as of September 30, 2021.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 10 - CONVERTIBLE NOTES PAYABLE AND ADVISORY FEE LIABILITIES

The senior secured credit facility note balance and convertible debt balances consisted of the following at September 30, 2021 and 2020:

	September 30,	September 30,
	2021	2020
Principal	$6,167,407	$6,473,702
Premiums	1,509,673	1,846,471
Unamortized discounts	(14,440)	(9,223)
	$7,662,640	$8,310,950

For the years ended September 30, 2021 and 2020, amortization of debt discount on the above convertible notes amounted to $30,533 and $6,242, respectively.

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

As of September 30, 2021, and September 30, 2020, the Company had issued 539, shares of common stock in satisfaction of the $850,000 advisory fee in accordance with the terms of the agreement, such shares being issued in September 2016. The proceeds from the sale of the 539, shares were to be applied to the $850,000 advisory fee due. Based upon the value of the shares, at the time the lender sells the shares, the Company may be required to redeem unsold shares for the difference between the $850,000 and the lender’s sales proceeds. Accordingly, the $850,000 was reflected as a current liability through December 31, 2017. In January 2018, in connection with a settlement agreement (see below), the accrued advisory fee was reclassified to the principal balance of the replacement Convertible Note. Through the date of the settlement agreement and through September 30, 2021 and September 30, 2020, the lender had not reported any proceeds from the sale of these shares (see below). Prior to the settlement agreement in January 2018, notwithstanding anything contained in the Agreement to the contrary, in the event the Lender has not realized net proceeds from the sale of Advisory Fee Shares equal to at least the Advisory Fee by the earlier to occur of: (A) September 13, 2017; (B) the occurrence of an Event of Default; or (C) the Maturity Date, then at any time thereafter, the Lender shall have the right, upon written notice to the Borrower, to require that the Borrower redeem all Advisory Fee Shares then in Lender’s possession for cash equal to the Advisory Fee, less any cash proceeds received by the Lender from any previous sales of Advisory Fee Shares, if any within five (5) Business Days from the date the Lender delivers such redemption notice to the Borrower.

The Note is only convertible upon default or mutual agreement by both parties at a conversion rate of 85% of the lowest of the daily volume weighted average price of the Company’s common stock during the 5 business days immediately prior to the conversion date. At any time and from time to time while this Note is outstanding, but only upon: (i) the occurrence of an Event of Default under any of the Loan Documents; or (ii) mutual agreement between the Company and the Holder, this Note may be, at the sole option of the Holder, convertible into shares of the Company’s common stock, in accordance with the terms and conditions of the Note. Upon liquidation by the Holder of Conversion Shares issued pursuant to a conversion notice, provided that the Holder realizes a net amount from such liquidation equal to less than the conversion amount specified in the relevant conversion notice, the Company shall issue to the Holder additional shares of the Company’s common stock equal to: (i) the Conversion Amount specified in the relevant conversion notice; minus (ii) the realized amount, as evidenced by a reconciliation statement from the Holder (a “Sale Reconciliation”) showing the realized amount from the sale of the Conversion Shares; divided by (iii) the average volume weighted average price of the Company’s common stock during the five business days immediately prior to the date upon which the Holder delivers notice (the “Make-Whole Notice”) to the Company that such additional shares are requested by the Holder.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

At September 30, 2021 and September 30, 2020, the principal of the Note B portion was $5,326,285 and accrued interest was $1,738,403 and $1,099,250 respectively and the Note A principal subject to the 3(a) (10) court order was $421,587. During the year ended September 30, 2021, the Company has not paid interest or principal and Livingston Asset Management (under the 3(a) (10) settlement) has not made any payments to TCA.

On January 30, 2018 pursuant to the Liability Purchase Term Sheet, the TCA Replacement Note A in the principal amount of $1,000,000 was acquired by Livingston Asset Management LLC (“Livingston”) from the original lender. Principal of Replacement Note A is due to Livingston with all then accrued but unpaid interest due to the original lender. In accordance with the terms of the Settlement Agreement, the Court was advised of the Company’s intention to rely upon the exception to registration set forth in Section 3(a) (l0) of the Securities Act to support the issuance of its common shares and the Court held a fairness hearing regarding the issuance on March 12, 2018. Following entry of an Order by the Court which occurred on March 12, 2018, in settlement of the claims, the Company shall issue and deliver to Livingston shares of its common stock (the “Settlement Shares”) in one or more tranches as necessary, and subject to adjustment and ownership limitations as set forth in the Settlement Agreement, sufficient to generate proceeds such that the aggregate Remittance Amount equals the Claim Amount. The Company will issue free trading shares of its common stock under section 3(a) (10) of the Securities Act to Livingston in the amount of such judgment in a series of tranches so that Livingston will not own more than 9.99% of the Company’s outstanding shares per tranche. The parties reasonably estimate that the fair market value of the Settlement Shares to be received by Livingston is equal to approximately $1,666,667 which is based on a discount of 40%.

In the year ended September 30, 2021, there were no 3(a) (10) issuances. As of September 30, 2021, there have been seventeen issuances under section 3(a) (10) of the Securities Act totaling 1,374,885 shares; 1,273,261, in 2019, and 101,624, in 2018, which have been recorded at par value with an equal charge to additional paid-in capital. On November 17, 2019, 194,520 of the shares issued under the 3(a) (10) were cancelled at the request of Livingston. The value originally recorded as a liability remains in the convertible note balance, until these shares have been sold and reported to the Company by the lender as part of the Make-Whole provision at which time the proceeds value of such shares are reclassified to additional paid-in capital. During the years ended September 30, 2018 and September 30, 2019, proceeds of $308,100 and $270,320, respectively were remitted to TCA by Livingston and applied to reduce the liability with corresponding credits to additional paid in capital. $180,618 of debt premium was credited to additional paid in capital in conjunction with the payments to TCA. At September 30, 2020 and September 30, 2021 the balance, of $421,587 along with related debt premium of $281,054 are included in convertible notes payable on the balance sheet.

On March 7, 2018 the Company entered into a placement agent and advisory agreement with Scottsdale Capital Advisors in connection with the Livingston liability purchase term sheet executed on November 15, 2017. The placement agent services fee amounted to $15,000 payable to Scottsdale Capital Advisors in the form of a convertible note. The note matures six months from the date of issuance and shall accrue interest at the rate of 10% per annum. The $15,000 note is convertible into shares of the Company’s common stock at a discount of 30% of the low closing bid price for the twenty trading days prior to the conversion and is not subject to any registration rights. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $6,429 with a charge to interest expense. The note has not been converted and the principal balance is $15,000, at September 30, 2021 and September 30, 2020 with $6,273, and $4,293, of accrued interest, respectively. As the note has matured it is technically in default. Under the terms of the note no default interest or penalties accrue.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

Other Convertible Debt

On June 1, 2018, the Company entered into a consulting and services arrangement with Livingston Asset Management which has no stipulated term. The arrangement provides for financial management services including accounting and related periodic reporting among other advisory services. Under the agreement the Company will issue to Livingston Asset Management Convertible Fee Notes having principal of $12,500, interest of 10% per annum, maturity of six or seven months. The notes are convertible into common shares at a discount of 50% to the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The notes were charged to professional fees for each corresponding service month. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $12,500 with a charge to interest expense for each note. As of September 30, 2021, the following notes had been issued, assigned and converted as indicated:

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

The $85,375 of principal from the Livingston Asset Management LLC notes issued December 1, 2018 through June 1, 2019, along with $8,475 of accrued interest were sold and assigned to Alpha Capital Anstalt, on February 20, 2020. The assigned notes became convertible as of the date of the assignment by virtue of an agreement between the Company and the new note holder. The terms of the notes provide for conversion of principal and accrued interest at a 50% discount to the lowest closing bid price over the 20 days prior to conversion. The notes have been accounted for as stock settled debt under ASC 480, and put premium of $93,850 has been recognized with a charge to interest expense. During the year ended September 30, 2020, $2,200 of the principal was converted into common stock. The total accrued unpaid interest (also not converted) is $5,277 at September 30, 2020. The assigned notes are in default and there are cross-default terms in the original notes or the assignment documentation. Following conversions during the year ended September 30, 2021 the principal balance was $0 at September 30, 2021 and $91,300 as of September 30, 2020. Accrued interest was $0 and $5,277 at September 30, 2021 and September 30, 2020, respectively. Put premiums of $91,300 were reclassified to additional paid in capital during the year ended September 30, 2021.

In April 2020, Livingston Asset Management LLC, sold and assigned its September 30, 2019, promissory notes to Tri-Bridge Ventures, LLC. The principal balance of $51,000 and accrued interest of $2,571 acquired at the date of the assignment. Tri-Bridge fully converted all principal and accrued interest by June 16, 2020.

Under the terms of the June 1, 2018 consulting and services agreement with Livingston Asset Management, LLC, as amended on July 1, 2019, Livingston is to receive $20,000, per month including $3,000 cash and $17,000 in promissory notes. The notes bear interest of 10% per annum and mature in six month. The promissory notes are convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the 30 trading days prior to conversion. The notes having a conversion feature are treated as stock settled debt under ASC 480 and a debt premium of $17,000 is recognized as interest expense on note issuance date. During the year ended September 30, 2021, the October 1, 2020, November 1, 2020, December 1, 2020 and January 1, 2020 notes were fully converted and Livingston agreed to forgive seven months (“February 1, 2020 through August 1, 2020”) of service including the cash payments due which were recorded as accounts payable. A gain on debt extinguishment was recognized of $263,938 related to the principal, premiums and accrued interest during the year ended September 30, 2021. The specific notes forgiven are indicated below.

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

Livingston has given the Company forbearance on fees beginning September 1, 2020 through June 1, 2021. Effective July 1, 2021 the agreement was amended changing the advisory fees to $15,000 due on the first day of each month. Fees are to be paid in the form of a convertible note having a nine month maturity and conversion discount of 50% of the lowest closing bid price during the 30 trading days prior to conversion. The principal balance was $45,000 and $193,300 at September 30, 2021 and 2020, respectively. Accrued interest totaled $752 and $10,239 at September 30, 2021 and 2020, respectively.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

On August 29, 2018 the Company entered into an agreement with a legal firm to provide securities related and other legal services which has no stipulated term. Under the agreement the Company will issue convertible notes with varying principal amounts for services. The first note was issued on August 29, 2018, for $6,000, interest of 12%, and a maturity date of February 28, 2019. The conversion feature allows for conversion into common shares at the lesser of: a) 70% of the share price on the date of the note; or b) 50% of the lowest bid price during the 30 trading days preceding the date of the notice of conversion. In connection with the issuance of this Note, the Company determined that the terms of the Note contain a conversion formula that caused variations in the conversion price resulting in the treatment of the conversion option as a bifurcated derivative to be accounted for at fair value. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair values of the embedded conversion option derivatives were determined using the Binomial valuation model. $10,435 was recognized as derivative liability with $6,000 charged to debt discount and $4,035 charged to derivative expense on issuance. The debt discount of $6,000 was amortized to interest expense to the maturity date of the note. At March 31, 2019 the derivative fair value was determined to have decreased to $8,881. As the note reached its maturity date no further fair value adjustments will be recorded. For the year ended September 30, 2019, the $5,000, balance of the debt discount was charged to interest expense and debt discount balances was $0. During the year ended September 30, 2021 the note principal was fully repaid in cash and the derivative liability was recognized as gain on extinguishment of debt. The following notes have been issued to the law firm, each having six month term to maturity and 12% annual interest but a change in the conversion terms such that a fixed discount of 50% of the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The notes have cross default provisions. The Company has accounted for the convertible promissory notes as stock settled debt under ASC 480 and recorded debt premiums equal to the face value of the notes with a charge to interest expense. The note principal amount was charged to professional fees during the month the note was issued.

April 18, 2019, $6,000 – in default, sold and assigned to Trillium Partners LP on May 28, 2020 and fully converted as of September 30, 2021;

May 18, 2019, $6,000 – in default, sold and assigned to Trillium Partners LP on May 28, 2020 and fully converted as of September 30, 2021;

June 18, 2019, $6,000 – in default, sold and assigned to Trillium Partners LP on May 28, 2020 and fully converted as of September 30, 2021;

July 18, 2019, $6,000– assigned to Trillium Partners LP on February 12, 2021 and fully converted as of September 30, 2021;

August 18, 2019, $6,000– assigned to Trillium Partners LP on February 12, 2021 and fully converted as of September 30, 2021;

September 18, 2019, $6,000– assigned to Trillium Partners LP on February 12, 2021 and fully converted as of September 30, 2021;

October 18, 2019, $6,000– assigned to Trillium Partners LP on February 12, 2021 and fully converted as of September 30, 2021;

November 18, 2019, $6,000– assigned to Trillium Partners LP on February 12, 2021 and fully converted as of September 30, 2021;

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

December 18, 2019, $6,000– assigned to Trillium Partners LP on February 12, 2021 and fully converted as of September 30, 2021;

January 18, 2020, $6,000– assigned to Trillium Partners LP on February 12, 2021 and fully converted as of September 30, 2021;

March 18, 2020, $6,000 – assigned to Trillium Partners LP on February 12, 2021 and fully converted as of September 30, 2021;

April 18, 2020, $6,000– assigned to Trillium Partners LP on February 12, 2021 and fully converted as of September 30, 2021;

May 18, 2020, $6,000– assigned to Trillium Partners LP on February 12, 2021 and fully converted as of September 30, 2021;

June 18, 2020, $6,000– assigned to Trillium Partners LP on February 12, 2021 and fully converted as of September 30, 2021;

July 18, 2020, $6,000 - assigned to Trillium Partners LP on February 12, 2021 and fully converted as of September 30, 2021;

August 18, 2020, $6,000 – principal fully repaid in cash; and

September 18, 2020, $6,000– principal fully repaid in cash.

The principal balances owed under the agreement as if September 30, 2021 and 2020 were $0, and $108,000 respectively.

It is the Company’s intention to pay the monthly fee in cash, therefore it expected that no new notes will be issued in conjunction with the monthly attorney service fees.

On November 13, 2018, the Company issued a convertible promissory note for $90,000 to a vendor in settlement of approximately $161,700 of past due amounts due for services. The note bears interest at 5%, matures on June 30, 2019 and is convertible into the Company’s common stock at 50% of the lowest closing bid price during the 20 trading days immediately preceding the notice of conversion. The note matured on June 30, 2019, there is no default penalty associated with the note, nor are there any cross-default provisions in the note. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $90,000 with a charge to interest expense for the notes. The unconverted principal, premium and accrued interest were $90,000, $90,000, and $14,993 as of September 30, 2020. At September 30, 2021 the principal, premium and accrued interest were $90,000, $90,000, and $25,725.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

On March 1, 2019, the Company received a second tranche advance under the Crown Bridge Partners, LLC, master note dated October 25, 2017, for principal amount of $35,000, including covered fees and original issue discount totaling $5,000. Under the conversion terms of the above note, the holder is entitled to a 35% discount plus an additional 10% discount based on the conversion rights of certain other note holders. Therefore, a discount of 45% is assumed for any conversions of this note tranche. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $28,636 with a charge to interest expense. The original issue discount and fees charged were treated as debt discount and will be amortized to financing expenses over the term of the note. Following conversions during the year ended September 30, 2020 the principal balance and debt premium balances were reduced and the unamortized debt discount was $0, at September 30, 2020. The principal was increased by charges of $17,500 for technical default effective during the year ended September 30, 2020 and an additional put premium was calculated to be $26,250. The cross-default provisions of the note include defaults on any notes issued to third parties including any issued subsequent to the issuance of this note. The default charge and the put premium were charged to interest expense at June 30, 2020. The conversion discount increased to 60% as a result of the default. The principal and accrued interest were $2,766 and $6,464, respectively at September 30, 2021 and $2,766 and $6,187 at September 30, 2020.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

The note issued to Trillium Partners LP, on July 12, 2019 was sold and assigned to Alpha Capital Anstalt on February 20, 2020. The assigned note became convertible as of the date of the assignment by virtue of an agreement between the Company and the new note holder. The terms of the note provide for conversion of principal and accrued interest at a 50% discount to the lowest closing bid price over the 20 days prior to conversion. The note matured on January 11, 2020 and therefore the default interest rate is 24%. There are no cross-default provisions in the note. The note has been accounted for as stock settled debt under ASC 480, and put premium of $10,395 was recognized with a charge to interest expense. The note balance and premium were $10,745 and $10,395, at September 30, 2020. Accrued interest was $1,854 at September 30, 2020. The note and accrued interest were fully converted during the year ended September 30, 2021. The balance of put premium was reclassified to additional paid in capital upon conversion.

On April 20, 2020, the Company issued a convertible promissory note to Geneva Roth Remark Holdings for $60,000, for $57,000, cash and fees of $3,000 (treated as OID to be amortized over the life of the note) having a 10% annual interest rate, maturity of April 20, 2021, and conversion right to a 42% discount to the lowest traded price in the 20 days prior to delivery of a conversion notice. The cross-default terms in the note only include defaults on notes issued to related parties of the note holder. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, and recognized the put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. Principal, put premium and accrued interest were $60,000, $43,448 and $2,630, respectively at September 30, 2020. The note and accrued interest were fully converted during the year ended September 30, 2021. $43,448 of put premium was reclassified to additional paid in capital upon conversion.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

On May 14, 2020, the Company issued a convertible promissory note for $35,000 issued to Tri-Bridge Ventures LLC for a cash loan of $35,000. The note has a one year maturity, 8% annual interest and can be converted to common stock at the contracted price of 60% of the lowest daily traded price during the 10 days prior to delivery of a conversion notice. There are no cross-default provisions in the note. The Company has treated the convertible note in accordance with ASC 480 Stock Settled Debt, and recognized the put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal, put premium and accrued interest were $35,000, $23,333 and $836, respectively at September 30, 2020. The principal and accrued interest was fully converted and balances were $0, and $0 respectively at September 30, 2021. $23,333 of put premium was reclassified to additional paid in capital upon conversion.

On June 9, 2020, the Company issued a convertible promissory note in the amount of $53,000 to Geneva Roth Remark Holdings Inc. The Company received $50,000, in cash on June 10, 2020 with $3,000, being retained for legal and underwriting fees which will be treated as OID and be amortized to interest expense over the term of the note. The note matures on June 10, 2021, bears interest at 10%, with a 22% default interest rate and may be converted at 58% of the lowest closing bid price in the 20 days preceding a conversion. The cross-default terms in the note only include defaults on notes issued to related parties of the note holder. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $38,379 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal and accrued interest balances were, $53,000 and $1,597 at September 30, 2020, respectively. The principal and accrued interest was fully converted and balances were $0, and $0 respectively at September 30, 2021. $38,379 of put premium was reclassified to additional paid in capital upon conversion.

On July 10, 2020, the Company issued a convertible promissory note to Geneva Roth Remark Holdings Inc. in the amount of $53,000. The Company received $50,000, in cash on July 15, 2020 with $3,000, being retained for legal and underwriting fees which will be treated as debt discount and be amortized to interest expense over the term of the note. The note matures on July 10, 2021, bears interest at 10%, with a 22% default interest rate and may be converted at 58% of the lowest closing bid price in the 20 days preceding a conversion. The cross-default terms in the note only include defaults on notes issued to related parties of the note holder. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $38,379 as put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal and accrued interest balances were $53,000 and $1,118 respectively at September 30, 2020. The principal and accrued interest was fully converted and balances were $0, and $0 respectively at September 30, 2021. $38,379 of put premium was reclassified to additional paid in capital upon conversion.

On August 28, 2020, the Company issued a convertible promissory note in the amount of $104,000 to Geneva Roth Remark Holdings Inc. The Company received $100,500, in cash on August 28, 2020 with $3,500, being retained for legal and underwriting fees which will be treated as OID and be amortized to interest expense over the term of the note. The note matures on August 28, 2021, bears interest at 10%, with a 22% default interest rate and may be converted at 58% of the lowest closing bid price in the 20 days preceding a conversion. The cross-default terms in the note only include defaults on notes issued to related parties of the note holder. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $75,310 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal and accrued interest balances were $104,000 and $826 respectively at September 30, 2020.The principal and accrued interest was fully converted and balances were $0, and $0 respectively at September 30, 2021. $75,310 of put premium was reclassified to additional paid in capital upon conversion.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

On November 2, 2020, the Company executed a convertible promissory note issued to Geneva Roth Remark Holdings for $53,500, having a 10% annual interest rate, with a 22% default interest rate, maturity of November 2, 2021, and conversion right to a 40% discount to the lowest traded price in the 20 days prior to delivery of a conversion notice. The note was funded for $50,000, with $3,500, disbursed for legal and execution fees. The cross-default terms in the note only include defaults on notes issued to related parties of the note holder. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $35,666 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal and accrued interest was fully converted and balances were $0, and $0 respectively at September 30, 2021. $35,666 of put premium was reclassified to additional paid in capital upon conversion.

On December 15, 2020, the Company executed a convertible promissory note issued to Geneva Roth Remark Holdings for $43,500, having a 10% annual interest rate, with a 22% default interest rate, maturity of December 15, 2021, and conversion right to a 40% discount to the lowest traded price in the 20 days prior to delivery of a conversion notice. The note was funded for $40,000, with $3,500, disbursed for legal and execution fees. The cross-default terms in the note only include defaults on notes issued to related parties of the note holder. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $29,000 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal and accrued interest was fully converted and balances were $0, and $0 respectively at September 30, 2021. $29,000 of put premium was reclassified to additional paid in capital upon conversion.

On January 12, 2021, the Company executed a convertible promissory note issued to Geneva Roth Remark Holdings for $53,500, having a 10% annual interest rate, with a 22% default interest rate, maturity of January 12, 2022, and conversion right to a 35% discount to the lowest traded price in the 20 days prior to delivery of a conversion notice. The note was funded for $50,000, with $3,500, disbursed for legal and execution fees. The Company will treat the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $28,807 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal and accrued interest of $53,500 and $2,675 were fully converted into common stock during the year ended September 30, 2021 and put premium of $28,807 was reclassified to additional paid in capital.

On February 15, 2021, the Company executed a convertible promissory note issued to Geneva Roth Remark Holdings for $53,500, having a 10% annual interest rate, with a 22% default interest rate, maturity of February 15, 2022, and conversion right to a 35% discount to the lowest traded price in the 20 days prior to delivery of a conversion notice. The note was funded for $50,000, with $3,500, disbursed for legal and execution fees. The cross-default terms in the note only include defaults on notes issued to related parties of the note holder. The Company will treat the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $28,807 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal and accrued interest of $53,500 and $2,675 were fully converted into common stock during the year ended September 30, 2021 and put premium of $28,807 was reclassified to additional paid in capital.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

On March 15, 2021, the Company executed a convertible promissory note issued to Geneva Roth Remark Holdings for $53,500, having a 10% annual interest rate, with a 22% default interest rate, maturity of March 15, 2022, and conversion right to a 35% discount to the lowest traded price in the 20 days prior to delivery of a conversion notice. The note was funded for $50,000, with $3,500, disbursed for legal and execution fees. The cross-default terms in the note only include defaults on notes issued to related parties of the note holder. The Company will treat the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $28,807 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal and accrued interest of $53,500 and $2,675 were fully converted into common stock during the year ended September 30, 2021 and put premium of $28,807 was reclassified to additional paid in capital.

On May 3, 2021, the Company entered into a convertible promissory note with Geneva Roth Remark Holdings, Inc. (“Lender”) in the principal amount of $58,500, (the “May 3, 2021 Note”). The May 3, 2021 Note carries interest at the rate of 10%, matures on May 3, 2022, and is convertible into shares of the Company’s common stock, par value $0.0001, at the Lender’s election, after 180 days, at a 35% discount, provided that the Lender may not own greater than 4.99% of the Company’s common stock at any time. The note was funded for $55,000, with $3,500, disbursed for legal and execution fees. The Company will treat the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $31,500 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal, premium and accrued interest were $58,500, $31,500 and $2,204 respectively at September 30, 2021

On June 14, 2021, the Company entered into a convertible promissory note with Geneva Roth Remark Holdings, Inc. (“Lender”) in the principal amount of $58,500, (the “June 14, 2021 Note”). The June 14, 2021 Note carries interest at the rate of 10%, matures on June 14, 2022, and is convertible into shares of the Company’s common stock, par value $0.0001, at the Lender’s election, after 180 days, at a 35% discount, provided that the Lender may not own greater than 4.99% of the Company’s common stock at any time. The note was funded for $55,000, with $3,500, disbursed for legal and execution fees. The Company will treat the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $31,500 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal, premium and accrued interest were $53,500, $31,500 and $1,715 respectively at September 30, 2021.

Under the terms of the July 1, 2021 amendment to the consulting and services agreement with Livingston Asset Management, LLC, Livingston is to receive $15,000, per month in convertible promissory notes. The Company issued a $15,000 convertible note bearing interest of 10% per annum which matures in nine months. The notes issued are convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The notes having a conversion feature are treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At September 30, 2021, the accrued interest was $378.

On July 19, 2021, the Company entered into a convertible promissory note with Geneva Roth Remark Holdings, Inc. (“Lender”) in the principal amount of $53,750, (the “July 19, 2021 Note”). Note carries interest at the rate of 10%, matures on July 19, 2022, and is convertible into shares of the Company’s common stock, par value $0.0001, at the Lender’s election, after 180 days, at a 35% discount, provided that the Lender may not own greater than 4.99% of the Company’s common stock at any time. The note was funded for $50,000, with $3,750, disbursed for legal and execution fees. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $28,942 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. At September 30, 2021, the accrued interest was $1,127.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

August 1, 2021, the Company issued a $15,000 convertible promissory note to Livingston. The convertible note bears interest of 10% per annum which matures in nine months. The notes issued are convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The notes having a conversion feature are treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At September 30, 2021, the accrued interest was $251.

On August 17, 2021, the Company entered into a convertible promissory note with Geneva Roth Remark Holdings, Inc. (“Lender”) in the principal amount of $45,000, (the “August 17, 2021 Note”). The August 17, 2021 Note carries interest at the rate of 10%, matures on August 17, 2022, and is convertible into shares of the Company’s common stock, par value $0.0001, at the Lender’s election, after 180 days, at a 35% discount, provided that the Lender may not own greater than 4.99% of the Company’s common stock at any time. The note was funded for $41,250, with $3,750, disbursed for legal and execution fees. The Company will treat the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $24,231 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. At September 30, 2021, the accrued interest was $561.

September 1, 2021, the Company issued a $15,000 convertible promissory note to Livingston. The convertible note bears interest of 10% per annum and matures in nine months. The notes issued are convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The notes having a conversion feature are treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At September 30, 2021, the accrued interest was $123.

On September 17, 2021, the Company entered into a convertible promissory note with Geneva Roth Remark Holdings, Inc. (“Lender”) in the principal amount of $50,000, (the “September 17, 2021 Note”). The September 17, 2021 Note carries interest at the rate of 10%, matures on September 17, 2022, and is convertible into shares of the Company’s common stock, par value $0.0001, at the Lender’s election, after 180 days, at a 35% discount, provided that the Lender may not own greater than 4.99% of the Company’s common stock at any time. The note was funded for $46,250, with $3,750, disbursed for legal and execution fees. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $26,923 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. At September 30, 2021, the accrued interest was $205.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 11 - NOTES AND LOANS PAYABLE

The notes balance consisted of the following at September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Principal loans and notes	$519,054	$990,305
Discounts	(45,816)	(87,054)
Total	473,238	903,251
Less Current portion	(170,036)	903,251
Non-current	$303,202	$-

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

During the year ended September 30, 2021, the conversion terms associated with the original October, November, December and January notes below were reinstated and the notes and accrued interest of $7,168, were converted into shares of common stock. The February note was forgiven by Livingston as of September 30, 2021. Following conversions, forgiveness and reclassification, the principal balance was $0, as of September 30, 2021.

On October 1, 2019, the Company issued a promissory note to Livingston Asset Management LLC, for $17,000, under the terms of the agreement above. The note is now in default and there are no cross-default provisions in the note. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in nine months. At September 30, 2020, accrued interest was $1,637. Conversion terms of the original note were reinstated and the note and accrued interest of $1,924 were fully converted into common stock during the year ended September 30, 2021. $17,000 was charged to loss on debt extinguishment due to reinstatement of conversion feature treated as stock settled debt in accordance with ASC 480.

On November 1, 2019, the Company issued a promissory note to Livingston Asset Management LLC, for $17,000, under the terms of the agreement above. The note is now in default and there are no cross-default provisions in the note. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in nine months. At September 30, 2020, accrued interest was $1,495. Conversion terms were reinstated and the note and accrued interest of $1,779 were fully converted into common stock during the year ended September 30, 2021. $17,000 was charged to loss on debt extinguishment due to reinstatement of conversion feature treated as stock settled debt in accordance with ASC 480.

On December 1, 2019, the Company issued a promissory note to Livingston Asset Management LLC, for $17,000, under the terms of the agreement above. The note is now in default and there are no cross-default provisions in the note. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in six months. At September 30, 2020, accrued interest was $1,353. Conversion terms were reinstated and the note and accrued interest of $1,770 were fully converted into common stock during the year ended September 30, 2021. $17,000 was charged to loss on debt extinguishment due to reinstatement of conversion feature treated as stock settled debt in accordance with ASC 480.

On January 1, 2020, the Company issued a promissory note to Livingston Asset Management LLC, for $17,000, under the terms of the agreement above. The note is now in default and there are no cross-default provisions in the note. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in six months. The note principal balance was $17,000 at September 30, 2020 and accrued interest was $1,209. During the year ended September 30, 2021, the principal and accrued interest were fully converted following an amendment to reinstate the original conversion terms.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

On February 1, 2020, the Company issued a promissory note to Livingston Asset Management LLC, for $17,000, under the terms of the agreement above. The note is now in default and there are no cross-default provisions in the note. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in nine months The note principal of $17,000 and accrued interest of $1,491 were forgiven at September 30, 2021 and a gain on debt extinguishment was recognized for $18,491.

On January 28, 2020, the Company’s subsidiary Howco entered into a Payment Rights Purchase and Sale Agreement financing with EBF Partners, LLC, (merchant cash advance or “MCA”) with a principal amount of $208,500. Howco received $147,355, in cash, net of original issue discount of $58,500, and legal and other fees totaling $2,645, which was amortized to interest expense over the term of the financing. The CEO is a personal guarantor for the MCA. Howco will make payments each business day by way of an ACH withdrawal of $1,489, for 140 payments. The loan is secured by receipts from future revenue transactions. The principal balance was fully repaid as of September 30, 2020.

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

On June 2, 2020, the Company entered into a financing arrangement through its subsidiary Howco with Fora Financial Business Loans, LLC. Howco received $150,000, net of discounts totaling $60,000, less legal and underwriting fees of $3,750 and prior loan payoff amount of $40,975. A total of $210,000 was to be paid by direct debit of Howco’s bank account of $854, for 245 daily installments payments. The Company will recognize a principal amount of $210,000 with debt discounts of $63,750, and liquidate the principal balance and related discounts from the 2019 financing. The Company’s CEO is a personal guarantor on financing facility. At September 30, 2020, the principal balance was $140,854, with unamortized debt discount of $28,944, having a net balance of $111,910. As of December 31, 2020, the principal balance was $87,927, with unamortized debt discount of $11,473, having a net balance of $76,454. The balance of $75,975 on January 26, 2021 was fully liquidated upon funding of the IOU note discussed below.

On June 17, 2020, the Company through Howco, entered into a loan directly with the Small Business Administration for $150,000. The loan term is thirty years and begins amortization one year from the date of promissory note to be issued upon funding. Amortization payments are $731 per month and include interest and principal of 3.75% from the date of funding. The loan is secured by the assets of Howco. As of September 30, 2021 and September 30, 2020, the principal balance is $150,000. As of September 30, 2021, $1,588 is classified as current.

On August 25, 2020, the Company entered into a financing arrangement through its subsidiary Howco with IOU Central Inc. Howco received $199,405 less fees of $595 and Original Issue Discount of $22,000 and deferred finance charges of $47,606, for a total of $70,201 to be amortized over the term of the note. A total of $269,606 was to be paid by direct debit of Howco’s bank account of $5,173, for 52 weekly payments and 1 payment of $620. The Company recognized a principal amount of $269,606 with debt discounts of $70,201. The Company’s CEO is a personal guarantor on financing facility. At September 30, 2020, the principal balance was $243,742, with unamortized debt discount of $58,110 having a net balance of $185,632. As of December 31, 2020 the principal balance was $176,495, with unamortized debt discount of $26,544 having a net balance of $149,951. The principal balance of $152,318 on January 26, 2021 was fully liquidated upon funding of the IOU note discussed below.

On September 11, 2020, the Company issued a promissory note in the amount of $150,000 to Trillium Partners LP and received the full amount of the note in cash. The note includes cross-default provisions. The note matured on June 30, 2021 and bears interest of 2%. The principal balance was $150,000 at September 30, 2020. During the year ended September 30, 2021 the Company repaid $70,000 of note principal, and Trillium forgave $50,000 bringing the balance to $30,000 with accrued interest of $2,260. Default was given forbearance on the maturity date. On September 30, 2021, the Company repaid the principal balance and accrued interest.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

On January 26, 2021, the Company entered into a financing arrangement through its subsidiary Howco with IOU Central Inc. Howco received $121,707, net of discounts totaling $119,929 fees of $595 and prior loan payoff amounts of $75,975 (FORA) and $152,318 (IOU prior note). A total of $462,524 will be paid by direct debit of Howco’s bank account of $8,895, for 51 weekly payments and a final payment of $8,894. The Company recognized a principal amount of $462,524 with debt discounts of $119,929, and liquidated the principal balance and related discounts from the FORA and IOU prior notes. The Company’s CEO is a personal guarantor on financing facility. As of September 30, 2021, the principal balance is $140,449, with unamortized debt discount of $36,142, having a net balance of $104,307.

On January 29, 2021, the Company issued a promissory note in the amount of $95,000 to Trillium Partners LP and received cash amounting to $93,692, and OID of $1,308. The note includes cross-default provisions. The note matured on July 31, 2021 and bears interest of 2%. The principal balance of $95,000 and accrued interest of $790 were forgiven during the year ended September 30, 2021. The Company recognized a gain on debt extinguishment equal to the principal and interest forgiven.

On February 3, 2021, the Company issued a promissory note in the amount of $75,000 to Trillium Partners LP and received cash amounting to $73,085, and OID of $1,915. The note includes cross-default provisions. The note matured on July 31, 2021 and bears interest of 2%. The principal balance of $75,000 and accrued interest of $604 were forgiven during the year ended September 30, 2021. The Company recognized a gain on debt extinguishment equal to the principal and interest forgiven.

On March 30, 2021, the Company entered into a financing arrangement through its subsidiary Howco with ODK Capital, LLC. Howco received $83,000 less fees of $2,075 and Original Issue Discount of $29,631 to be amortized over the term of the note. A total of $112,631 will be paid by direct debit of Howco’s bank account of $2,166, for 52 weekly payments. The Company recognized a principal amount of $112,631, $2,075 charged to expense and debt discounts of $29,631. The Company’s CEO is a personal guarantor of the financing facility. As of September 30, 2021 the principal balance is $56,315, with unamortized debt discount of $9,674 having a net balance of $46,641.

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

During the year ended September 30, 2021, the Company issued seven notes payable totaling $17,500. The notes were issued for monthly fees ($2,500) for a service vendor and are issued the first day of the month and each has one year maturity and does not bear interest. The service arrangement was terminated in April 2021.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 12 - STOCKHOLDERS’ DEFICIT

Preferred Stock

As of September 30, 2021, the Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, with designations, voting, and other rights and preferences to be determined by the Board of Directors of which 4,999,750 remain available for designation and issuance.

As of September 30, 2021 and September 30, 2020, the Company has designated 250 shares of $0.0001 par value Series A preferred stock, of which 250 shares are issued and outstanding. These preferred shares have voting rights per shareholder equal to the total number of issued and outstanding shares of common stock divided by 0.99.

Common Stock

On January 30, 2019 the Company’s shareholders approved an increase in authorized common stock to 6,000,000,000 from 1,500,000,000, which became effective February 24, 2019. On August 6, 2019, the Company filed amendments with the Secretary of the State of Delaware, amending its articles of incorporation to execute a reverse stock split of 1 share for every 1,000 shares outstanding, and changing its name to Bantec, Inc. The name change and the stock split became effective in February 2020, and the transfer agent adjusted the outstanding shares for the reverse split on February 10, 2020. All share and per share related amounts in the accompanying consolidated financial statements and footnotes have been retroactively adjusted for all periods presented to recognize the reverse split. As of September 30, 2021 and September 30, 2020 there were 2,470,510,585, and 491,032,439, shares outstanding, respectively.

Stock Incentive Plan

The Company established its 2016 Stock Incentive Plan (the “Plan”) that permits the granting of incentive stock options and other common stock awards. The maximum number of shares available under the Plan is 100,000 shares. The Plan is open to all employees, officers, directors, and non-employees of the Company. Options granted under the Plan will terminate and may no longer be exercised (i) immediately upon termination of an employee or consultant for cause or (ii) one year after termination of employment, but not later than the remaining term of the option. As of September 30, 2021, 82,777 awards remain available for grant under the Plan.

S-1 Offering and Issuances Under Subscription 2020

On July 20, 2020, the Company submitted an amendment to its registration statement filed on Form S-1 in response to comments on its original filing on June 8, 2020. The Company requested accelerated status and the registration statement became effective on July 23, 2020. The offering provided for the issuance of up to 1,500,000,000 shares of common stock at a price of $.00175, under subscriptions. The Company used the proceeds for working capital.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

Subscription Under S-1 2020 Offering

Between August 5, 2020 and September 30, 2020, Trillium Partners LP was issued 151,221,142 shares of common stock at the offering price for a total of $264,637, in proceeds to the Company under the S-1 offering by subscription.

Between October 7, 2020 and February 3, 2021, the Company issued 617,162,196 shares of common stock to Trillium Partners LP for $1,080,032 of cash under the terms of the S-1A offering statement.

Subscriptions Under March 16, 2021 S-1 Offering

On June 30, 2021, the Company issued 4,285,714 shares of common stock to Trillium Partners LP for $75,000 of cash under the terms of the March 16, 2021 S-1 offering statement.

Subscriptions Under June 9, 2021 S-1 Offering

During the year ended September 30, 2021 a total of 771,559,000 shares of common stock were issued under the June 9, 2021 offering for $1,928,898 in cash as detailed below.

Between June 22, and July 8, 2021 Oscaleta Partners LLC was issued 24,000,000 common shares of stock for $60,000 of cash under the terms of the June 9, 2021 S-1 offering statement.

Between June 28, and September 30, 2021 Trillium Partners LP was issued 577,559,000 common shares of stock for $1,443,898 of cash under the terms of the June 9, 2021 S-1 offering statement.

Between July 6, and August 17, 2021 JP Carey was issued 120,000,000 common shares of stock for $300,000 of cash under the terms of the June 9, 2021 S-1 offering statement.

On September 7, 2021, the Company issued 50,000,000 shares of common stock to Anvil Financial Management for $125,000 of cash under the terms of the June 9, 2021 S-1 offering statement.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

Shares Issued for non-employee Services

On October 7, 2019, the Company entered into a one-year agreement for professional services for a one-time fee to be paid with 50,000 common shares of restricted stock. The services relate mostly to technology and related internet media and website improvement. The shares were valued at $.05 per share based on the value of the services to be received for total expense of $2,500, charged to professional fees.

On October 7, 2019, the Company entered into a one-year agreement for professional services for a one-time fee to be paid with 25,000 common shares of restricted stock the services relate mostly to investor relations through internet media. The shares were valued at $.10 per share based on the value of the services to be received for total expense of $2,500, charged to professional fees. An additional 25,000 shares were authorized and issued to the service provider during the three months ended June 30, 2020. The shares were valued at $108.

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

Shares Issued in Potential Settlement of Legal Matter

On September 30, 2021, the Company issued 36,821,330 common shares to a former officer in potential settlement of a claim for compensation due plus accrued interest. The shares were valued $119,670, with $92,723 related to salary due and $26,947 was charged to interest expense. At September 30, 2021 $119,670 is recognized as a deferred charge presented as other assets on the balance sheet.

All shares issued to employees and non-employees are valued at the quoted trading prices on the respective grant dates.

Return and Cancellation of Unsold Shares of Common Stock from 3(a)(10) Arrangement

Livingston Asset Management returned 194,520 unsold shares of common stock to the Company on November 7, 2019. The transfer agent cancelled the shares.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

Shares Issued for Conversion of Convertible Notes

In total 336,461,204 shares of common stock were issued upon conversion of convertible notes and accrued interest during the year ended September 30, 2020 as follows:

Related Party Conversions

During the year ended September 30, 2020, the Company’s CEO was issued a total of 165,000,000 shares of common stock in conversion of $180,750 of principal on his January 19, 2019, note having an original principal amount of $200,000 and the note was fully converted;

Third Party Conversions

During the year ended September 30, 2020, Alpha Capital Anstalt was issued a total of 400,000 shares of common stock in conversion of assigned notes. The principal and interest converted was $2,200;

During the year ended September 30, 2020, Crown Bridge Partners was issued a total of 49,505,000 shares of common stock in conversion of their March 1, 2019 note. The principal/default charges and conversion fees totaled $49,734, and $4,500, respectively;

During the year ended September 30, 2020, Redstart Holdings Corp. was issued a total of 36,351,653 shares of common stock in conversion of their March 2, 2019 note. The principal/default charges and accrued interest totaled $109,500, and $3,900, respectively;

During the year ended September 30, 2020, Tri-Bridge Ventures LLC, was issued a total of 29,001,650 shares of common stock in conversion of their note acquired through assignment. The principal/accrued interest converted totaled $53,684; and

During the year ended September 30, 2020, Trillium Partners LP was issued a total of 56,202,901 shares of common stock in conversion of their note acquired through assignment. The principal, accrued interest and conversion fees totaled $52,000, $13,000 and $16,105, respectively.

In total 518,649,906 shares of common stock were issued upon conversion of convertible notes and accrued interest during the year ended September 30, 2021 as follows:

Alpha Capital Anstalt was issued a total of 88,302,923 shares of common stock in conversion of assigned notes. The principal and interest converted was $111,050 and the assigned notes were fully converted;

Geneva Roth Remark Holdings, Inc. was issued a total of 233,395,889 shares of common stock in conversion of nine notes. The principal and accrued interest converted amounted to $553,875;

Livingston Asset Management was issued a total of 72,642,483 shares of common stock in conversion of four notes. The principal, accrued interest and conversion fees totaled $68,000, $7,168 and $4,100 respectively;

Tri-Bridge Ventures LLC was issued a total of 29,007,611 shares of common stock in conversion of a note. The principal and accrued interest converted was $35,000 and $1,550 respectively; and

Trillium Partners LP was issued a total of 95,301,000 shares of common stock in conversion of assigned notes. The principal/accrued interest and conversion fees totaled $90,000, and $16,201, respectively.

Approximately $630,000 of put premiums (related to the Stock Settled Debt treatment of the conversions listed above) was reclassified to additional paid in capital in fiscal 2021.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

Stock Options

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period.

There were no options granted under the 2016 Stock Incentive Plan for the years ended September 30, 2021 and 2020.

For the year ended September 30, 2021 and 2020, the Company recorded $82,308 and $103,793 of compensation and consulting expense related to stock options, respectively. Total unrecognized compensation and consulting expense related to unvested stock options at September 30, 2021 amounted to $77,303. The weighted average period over which share-based compensation expense related to these options will be recognized is approximately 1 year.

For the years ended September, 2021 and 2020, a summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2019	17,755	220.00	7.18	-	-
Forfeited	-	-	-	-	-
Outstanding at September 30, 2020	17,755	220.00	5.29	-	-
Forfeited	(532)
Outstanding at September 30, 2021	17,223	230.00	3.71	-	-
Exercisable at September 30, 2021	15,854	220.00	.57	-	-

All options were issued at an options price equal to the market price of the shares on the date of the grant.

Warrants

On September 9, 2016, 500 5-year warrants exercisable at $10, per share were issued as part of the consideration for the Howco acquisition. These warrants were valued at aggregate of $180,000, and have no intrinsic value. The warrants expired unexercised on September 9, 2021.

On November 9, 2017, the Company received a first tranche payment of $75,500 under the terms of a Securities Purchase Agreement dated October 25, 2017, with Crown Bridge under which the Company issued to Crown Bridge a convertible note in the principal amount of $105,000 and a five-year warrant to purchase 100 shares of the Company’s common stock at an exercise price of $350 as a commitment fee which is equal to the product of one-third of the face value of each tranche divided by $0.35. On December 20, 2017 an additional 200,000 warrants were issued as a penalty and in order to entice Crown Bridge to waive its right of first refusal to provide additional financing under the terms of their convertible note. A debt discount of $44,036 was recorded for the relative fair market value of the total 300,000 warrants and amortized to interest expense as of September 30, 2018. The warrants have full ratchet price protection and cashless exercise rights (See Note10). The warrant includes an anti-dilution clause that was triggered on June 4, 2018. On June 4, 2018 an unrelated convertible note holder became entitled to convert their note into common shares at a 60% discount to the stock’s market price. The anti-dilution provision trigger in the warrant agreement entitled Crown Bridge to exercise its warrants under a formula that increased the number of common shares to 31,250 at a price of $3.60 per share. Due to the fact that the number of shares and exercise price can change due to market changes in the price of the common stock the Company has concluded to treat the warrants as derivatives and to revalue that derivative at each reporting date. Therefore a derivative liability of $261,484 with a charge to additional paid in capital was recorded on June 4, 2018. As of September 30, 2021, the warrant was revalued and the warrant holder is entitled to exercise its warrants for 42,777,527 common shares and the related derivative liability is $125,693.

For the years ended September 30, 2021 and 2020, a summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at September 30, 2019	1,198,270	$0.40	4.1		$71,867
Anti-dilution adjustment	24,286,214
Outstanding and exercisable at September 30, 2020	25,484,484	$.0019	2.11	$-	$71,866
Anti-dilution adjustment	17,293,043
Outstanding and exercisable at September 30, 2021	42,777,527	$.00112	1.11	-	$93,255

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 13 - DEFINED CONTRIBUTION PLANS

In August 2016, Bantec established a qualified 401(k) plan with a discretionary employer matching provision. All employees who are at least twenty-one years of age and no minimum service requirement are eligible to participate in the plan. The plan allows participants to defer up to 90% of their annual compensation, up to statutory limits. Employer contributions charged to operations for the years ended September 30, 2021 and 2020, was $0 and $0, respectively.

The Company’s subsidiary, Howco, is the sponsor of a qualified 401(k) plan with a safe harbor provision. All employees are eligible to enter the plan within one year of the commencement of employment. Employer contributions charged to expense for the years ended September 30, 2021 and 2020, was $9,704 and $10,258, respectively.

NOTE 14 - RELATED PARTY TRANSACTIONS

On October 1, 2016, the Company entered into employment agreements with two of its officers. The employment agreement with the Company’s President and CEO provides for annual base compensation of $370,000 for a period of three years, which can, at the Company’s election, be paid in cash or Common Stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity provision for the equivalent of 12 months’ base salary, and an additional one-time severance payment of $2,500,000 upon termination under certain circumstances, as defined in the agreement. On September 16, 2019, this employment agreement was modified to provide an annual salary of $624,000. The Company recognized expenses of $624,000 for the years ended September 30, 2021 and 2020 for the CEO’s base compensation.

On March 28, 2017, Bantec entered into an at-will employment agreement with Matthew Wiles as General Manager of Howco. Under the terms of the employment agreement, Mr. Wiles’ compensation is $140,000 per annum and he also will be eligible for a bonus of 10% of Howco’s gross profits over $1.25 million to be paid in cash after the annual financial statements have been completed and, if applicable, audited for filing with the SEC. Mr. Wiles will also receive options to acquire 250 shares of Bantec’s common stock, vesting over five years in equal amounts on the anniversary date of his Employment Agreement. On September 16, 2019, Mr. Wiles’ employment agreement was modified to provide salary of $275,000, and an annual bonus of 2% of net income. At the Company’s discretion, salary and bonus may be paid in cash or stock and payment may be deferred. The difference between the amended agreement and salary paid by Howco is recorded in the accounts of the parent company. $90,866 and $135,000 were recognized as expense in the parent company’s accounts for years ended September 30, 2021 and 2020, respectively. Mr. Wiles resigned with effective date of June 2, 2021. Under the terms of the employment agreement there is no continuing obligation from either party.

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

Shares of Common Stock Issued to Former COO

On October 22, 2020, the Company granted 5,000,000 shares of common stock to its then COO, which were valued at $0.0034, based on the stock price on the date of the grant. The cost of $17,000 was charged to compensation expense.

On April 13, 2021, the Company issued 5,000,000 shares of common stock to its then COO, which were valued at $0.0114, based on the stock price on the date of the grant. The cost of $57,000 was charged to accrued salary.

The Company has certain other promissory notes payable to related parties (see Note 9).

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 15 - INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statement and tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

As of September 30, 2021, the Company has net operating loss carryforwards of approximately $14,940,000 to reduce future taxable income. Of the $14,940,000, approximately $12,066,000 can be used through 2039, and $2,874,438 may be carried forward indefinitely. A valuation allowance for the entire amount of deferred tax assets has been established as of September 30, 2021 and 2020.

The provision for (benefit from) income taxes consists of the following:

	Year Ended September 30, 2021	Year Ended September 30, 2020
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	-	-
State	-	-
	-	-
Total income tax provision (benefit)	$-	$-

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

A reconciliation of the provision for income taxes at the federal statutory rates of 21% to the Company’s provision for income tax is as follows:

	Year Ended September 30, 2021	Year Ended September 30, 2020
U.S. Federal (tax benefit) provision at statutory rate	$(395,235)	$(908,947)
State (tax benefit) income taxes, net of federal benefit	(159,035)	(365,743)
Permanent differences	(1,040,685)	719,942
True up	638,984	2,323,938
Change in Federal tax rate	-	-
Changes in valuation allowance	955,971	(1,769,189)
Total	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	September 30, 2021	September 30, 2020
Deferred Tax Assets
Stock-based compensation	$872,055	$811,285
Accrued salary - unpaid	826,390	768,803
Net operating losses	4,400,030	3,562,416
Other	-	-
Total deferred tax assets	6,098,475	5,142,504
Valuation allowance	(6,098,475)	(5,142,504)
Net deferred tax assets	-	-

Deferred Tax Liabilities
Identifiable intangibles - Howco Purchase	-	-
Total deferred tax liabilities	-	-
Net deferred tax	$-	$-

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets in the U.S. can be realized as of September 30, 2021 and 2020, accordingly, the Company has recorded a full valuation allowance on its U.S. deferred tax assets.

The Company files income tax returns in the United States on federal basis and various states. The Company is not currently under any international or any United States federal, state and local income tax examinations for any taxable years. All of the Company’s net operating losses are subject to tax authority adjustment upon examination.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters

On February 6, 2018 the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that the previous owners took excessive amounts of cash from the business prior to the close of the merger. On March 13, 2018 the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. On July 22, 2019, the Company sought and was granted a dismissal without prejudice of the lawsuit filed against the previous owners of Howco. The Company and the previous owners are in discussion to settle the matter as of September 30, 2021. An informal oral agreement with the Seller has been made whereby the Company has been paying the previous owners $3,000 per month since January 2021 in satisfaction of Seller’s note payable.

In connection with the merger in fiscal 2016, with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the Company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

In the suit Drone USA, Inc and Michael Bannon (plaintiffs) vs Dennis Antonelos (former Chief Financial Officer or CFO), currently pending in New York State court, the plaintiffs seek to compel the former CFO to meet his obligations under an agreement guaranteeing payments to another former executive. The former CFO filed a cross-claim against the plaintiffs for past due salary. The employment agreement with the former CFO allowed salary payments to be paid in cash or stock. During the year ended September 30, 2021, the Company issued 36,821,330 shares of its common stock for the past due salary and claims that this payment moots the former CFO’s claim for past due salary. The former CFO filed a motion for summary judgement which was denied, then filed an appeal to that order which is now pending. No trial date has been set.

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

On December 30, 2020, a Howco vendor filed a lawsuit seeking payment of past due invoices totaling $276,430 and finance charges of $40,212. The Company has recorded the liability for the invoices in the normal course of business. Management at Howco as well as a consultant are in negotiation with the vendor and their legal counsel and expect to settle the matter.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

The Impact of COVID-19

The Company is a wholesale vendor to the Department of Defense through its wholly owned subsidiary Howco’s business has been affected due to the COVID-19 social distancing requirements mandated by the federal, state and local governments where the Company’s operations occur. For some businesses, like the Company’s, core business cannot always be done through “virtual” means, and even when this is possible, it requires significant capital and time to achieve. During the year ended September 30, 2021 sales and shipments at Howco have continued at a lower rate than during the year ended September 30, 2020. It is anticipated that COVID-19 restrictions had an impact on the Company’s operations during the year ended September 30, 2021, however the Company cannot assess the financial impact of the related COVID-19 restrictions as compared to other economic and business factors.

Settlements

On January 29, 2018, the Company entered into a settlement agreement and mutual release with a vendor who had provided public relations and other consulting services whereby the Company shall pay to this vendor an aggregate amount of $60,000 of which $30,000 was paid on February 2, 2018. The Company was to have paid ten monthly payments of $3,000 per month beginning on February 29, 2018. The vendor is to return 400 common shares of the Company’s common stock which will be cancelled upon satisfaction of the liability. The liability is recorded at $21,000 as of September 30, 2021 and 2020. The Company is in discussion with the vendor to address the past due amounts.

On November 13, 2018 the Company and a vendor agreed to settle $161,700 in past due professional fees for a convertible note in the amount of $90,000. The note bears interest at 5% and matures in July 2019, and has a fixed discount conversion feature. The note is now past due and remains unconverted at September 30, 2021; however there is no default interest or penalty associated with the default. The difference between the settlement amount and the recorded amount in accounts payable of $71,700 was recognized as a gain on debt extinguishment upon receipt of the waiver and release from the vendor.

During 2016, Company entered into an employment agreement with the Company’s former Chief Strategy Officer which provided for annual base compensation of $400,000 for a period of three years and provided for other additional benefits as defined in the agreement including a signing bonus of $100,000 payable during the first year of employment. During November 2018 the Company reached an agreement and executed a related stipulation and payment terms agreement stemming from the legal action by the former Chief Strategy Officer for improper termination. The plaintiff agreed to accept $600,000 in payments. The first scheduled payment of $200,000 was made on December 20, 2018 in accordance with the settlement terms. Twelve monthly payments of approximately $33,333 were due starting on January 15, through December 15, 2019. At December 31, 2019, unpaid balance related to the settlement was $54,000, which was paid on February 27, 2020, to the US Department of Treasury for withheld taxes along with employer payroll taxes.

As of September 30, 2021, the Company has received demand for payment of past due amounts for services by several consultants and service providers.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

Commitments

Lease Obligations

The Company entered into an agreement with a manufacturer in Pismo Beach, California. The agreement provides for certain services to be provided by the manufacturer as needed by the Company. The agreement has an initial term of three years with one year renewals. In connection with this agreement, the Company has agreed to sublease space based in San Luis Obispo, California from the manufacturer for the purposes of the development and manufacturing of unmanned aerial vehicles. The lease provides for base monthly rent of approximately $15,000 for the initial term to be increased to $16,500 per month upon extension. The lease term begins February 1, 2017 and expires January 31, 2019 with the option to extend the term an additional 24 months. However, the Company never took possession of the premises and in July 2017, the Company made a decision to not take possession of the premises. The Company is in default of the rent payments and had received oral demand for payments. As of September 30, 2021, the Company has not made any of the required monthly rent payments in connection with this agreement. During fiscal 2017, the Company had expensed and accrued into accounts payable the remaining amounts due under the term of the lease for a total accrual of $360,000 pursuant to ASC 420-10-30. This balance remains accrued as of September 30, 2021 and September 30, 2020.

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

Right of use asset (ROU) is summarized below:

	September 30, 2021	September 30, 2020
Operating lease at inception - June 2, 2020	$156,554	$156,554
Less accumulated reduction	(70,807)	(17,778)
Balance ROU asset	$85,747	$138,776

Operating lease liability related to the ROU asset is summarized below:

Operating lease liabilities at inception - June 2, 2020	$156,554	$156,554
Reduction of lease liabilities	(69,564)	(17,383)
Total lease liabilities	$86,990	$139,171
Less: current portion	(52,178)	(52,180)
Lease liabilities, non-current	$34,812	$86,991

Non-cancellable operating lease total future payments are summarized below:

Total minimum operating lease payments	$106,298	$168,483
Less discount to fair value	(19,308)	(29,312)
Total lease liability	$86,990	$139,171

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

Future minimum lease payments under non-cancellable operating leases at September 30, 2021 are as follows:

Years ending September 30,	Amount
2022	$63,369
2023	42,929
Total minimum non-cancelable operating lease payments	$106,298

For the years ended September 30, 2021 and 2020, rent expense for all leases amounted to $68,246 and $67,356, respectively.

In December 2019, the Company relocated its primary office to 195 Paterson Avenue, Little Falls, New Jersey, under a one-year lease with a renewal option having monthly payments of $500.

Profit Sharing Plan (for Howco)

On April 13, 2018, Howco announced to its employees a Company-wide profit sharing program. The employee profit share is equal to their annual salary divided by the Company’s total annual payroll and multiplied by 10% of net income for the fiscal year. During the years ended September 30, 2021 and 2020 the employees earned $0 and $0, under this plan.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

NOTE 17 - CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000. At September 30, 2021, cash in a bank exceeded the federally insured limits by approximately $55,000. The Company has not experienced any losses in such accounts through September 30, 2021.

Economic Concentrations

With respect to customer concentration, two customers accounted for approximately 57%, and 23%, of total sales for the year ended September 30, 2021. Two customers accounted for approximately 72% and 11%, of total sales for the period ended September 30, 2020.

With respect to accounts receivable concentration, three customers accounted for approximately 53%, 24%, and 20%, of total accounts receivable at September 30, 2021. Two customers accounted for approximately 75% and 21% of total accounts receivable at September 30, 2020.

With respect to supplier concentration, one supplier accounted for approximately 22% of total purchases for the year ended September 30, 2021. One supplier accounted for approximately 22% each of total purchases for the year ended September 30, 2020.

With respect to accounts payable concentration, three suppliers accounted for approximately 21%, 19%, and 14% of total accounts payable at September 30, 2021. Three suppliers accounted for approximately 14%, 13%, and 10% of total accounts payable at September 30, 2020.

With respect to foreign sales, it totaled approximately $0 and $7,180 for the years ended September 30, 2021 and 2020 respectively.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 18 - SUBSEQUENT EVENTS

Legal Matters

New Subsidiary

On October 28, 2021, the Wyoming Secretary of State approved the application to create Bantec Logistics, LLC which will include a new line of business focused on drone package delivery logistics and other delivery methods.

Shares Issued for Subscription

Since September 30, 2021, the Company issued 100,000,000 shares of common stock under the June 9, 2021 S-1 offering and received $250,000.

Shares Issued for Conversions of Convertible Notes

On November 4, 2021, Geneva Roth Remark Holdings Inc. converted principal of $58,500 and accrued interest of $2,925 from its convertible note dated May 3, 2021 into 40,950,000 shares of common stock at contracted prices. Following the conversions, the balance of principal and accrued interest was $0.

On December 17, 2021, Geneva Roth Remark Holdings Inc. converted principal of $58,500 and accrued interest of $2,925 from its convertible note dated June 14, 2021 into 81,900,000 shares of common stock at contracted prices. Following the conversions, the balance of principal and accrued interest was $0.

Convertible Notes Issued

On October 1, 2021, the Company issued a convertible promissory note to Livingston Asset Management LLC for $15,000 in principal for services. The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date.

On November 1, 2021, the Company issued a convertible promissory note to Livingston Asset Management LLC for $15,000 in principal for services. The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date.

On November 12, 2021, the Company executed a convertible promissory note issued to Sixth Street Lending LLC for $55,000, having a 10% annual interest rate, maturity of November 12, 2022, and conversion right to a 35% discount to the average of the two lowest traded price in the 15 days prior to delivery of a conversion notice. The note was funded for $51,250, with $3,750, disbursed for legal and execution fees.

On December 1, 2021, the Company issued a convertible promissory note to Frondeur PartnersLLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT CERTIFYING ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2021 that the Company’s disclosure controls and procedures were not effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, currently the same person to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of September 30, 2021, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were not effective as of September 30, 2021.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our number of directors is established at three, divided into three classes, designated as Class I, Class II and Class III. The terms of the Class I directors were extended for three years each at the 2021 annual meeting of stockholders, the Class II directors will expire at the 2022 annual meeting of stockholders, and the term of the Class III directors will expire at the 2023 annual meeting of stockholders. A plurality of the votes of the shares of the registrant’s common stock present in person or represented by proxy at the annual meeting and entitled to vote on the election of directors are required to elect the directors. The Board members have three-year terms and in the absence of a vote at an annual meeting of stockholders, they continue for successive three-year terms until they are replaced or resign.

The following table sets forth certain information about our executive officers, key employees and directors as of December 21, 2021.

Name	Age	Position	Class
Michael Bannon	56	President, CEO, CFO, Director	I
Rodrigo Kuntz Rangel	44	Chief Technology Officer, Director	I
Matthew Wiles (1)	47	COO, General Manager – Howco, Director	I

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

Note 1 – Mr. Wiles resigned all officer and board of directors’ roles effective June 2, 2021. There were no disagreements regarding any Company, management or board of directors matters related to the resignation.

Board Composition and Election of Directors

Our board of directors is currently authorized to have five members, and consists of, two members following the resignation on June 2, 2021 of Matt Wiles. In accordance with the terms of our current certificate of incorporation and by-laws, the term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified.

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

Nominating Procedures

During the fiscal year ended September 30, 2021, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Directors’ Fees

No compensation has been paid to any individual for services rendered as a director.

Compliance with Section 16(a) of the Securities Exchange Act

Not Applicable

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics for all officers and directors which is disclosed on the Company’s website. There have been no waivers to any of the Code of Conduct and Ethics provisions nor any amendments made to the Code of Conduct and Ethics during the year ended September 30, 2021.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Compensation Philosophy

This section discusses the principles underlying our policies and decisions with respect to the compensation of our executive officers and what we believe are the most important factors relevant to an analysis of these policies and decisions. This section also describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers as of September 30, 2021. Our “named executive officers” for 2021 are Michael Bannon, Matthew Wiles (resigned effective June 2, 2021) and Dr. Rodrigo Kuntz Rangel. The compensation of each of our other current executive officers is based on individual terms approved by our board of directors. Our board of directors made changes to current executive compensation as outlined below.

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

On March 28, 2017, we entered into an at-will employment agreement with Matthew Wiles as General Manager of Howco. Under the terms of employment agreement, Mr. Wiles’ compensation is $140,000 per annum and he also will be eligible for a bonus of 10% of Howco’s gross profits over $1.25 million to be paid in cash after the annual financial statements have been completed and, if applicable, audited for filing with the SEC. Mr. Wiles will also receive options to acquire 250 shares of the Company’s common stock vesting over five years in equal amounts on the anniversary date of his Employment Agreement. On September 16, 2019, Mr. Wiles’ employment agreement was modified to provide salary of $275,000, and an annual bonus of 2% of net income. At the Company’s discretion, salary and bonus may be paid in cash or stock and payment may be deferred. Mr. Wiles resigned all officer and board member roles effective June 2, 2021.

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

Use of Compensation Consultants and Market Benchmarking

For purposes of determining total compensation and the primary components of compensation for our executive officers in 2021 we did not retain the services of a compensation consultant or use survey information or compensation data to engage in benchmarking. In the future, we expect that our compensation committee will consider publicly available compensation data for national and regional companies in the drone industry to help guide its executive compensation decisions at the time of hiring and for subsequent adjustments in compensation. Even if we retain the services of an independent compensation consultant to provide additional comparative data on executive compensation practices in our industry and to advise on our executive compensation program generally, our board of directors and future compensation committee will ultimately make their own decisions about these matters.

Beginning with fiscal year 2021, our annual cash bonus program is based upon net profit. As specified in the executive contracts of Michael Bannon, the CEO, and Matthew Wiles, the former COO, they were to receive three and two percent of the net profit respectively. The board can elect to give discretionary bonuses based on the increase in stock price or the successful acquisition and integration of a company into the Bantec corporate family.

Stock-Based Awards

Our equity award program is the primary vehicle for offering long-term incentives to our executives. While we do not have any equity ownership guidelines for our executives, we believe that equity grants provide our executives with a strong link to our long-term performance create an ownership culture and help to align the interests of our executives and our stockholders. In addition, the vesting feature of our equity awards contributes to executive retention by providing an incentive for our executives to remain in our employ during the vesting period. Currently, our executives are eligible to participate in our 2016 stock incentive plan, which we refer to as the 2016 Plan, and all equity awards granted in 2017 (no awards were granted in fiscal years 2021 and 2020) were pursuant to the 2016 Plan. Under our 2016 Plan, executives are eligible to receive grants of stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other stock-based equity awards at the discretion of our board of directors.

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

Severance and Change in Control Benefits

Pursuant to agreements we have entered into with certain of our executives, these executives are entitled to specified benefits in the event of the termination of their employment under specified circumstances, including termination following a change in control of our company. Please refer to “Employment Agreements” for a more detailed discussion of these benefits.

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

Summary Compensation Table

The following table sets forth the total compensation awarded to, earned by or paid to our named executive officers during the fiscal years ended September 30, 2021 and 2020.

SUMMARY COMPENSATION TABLE

Name and Principal Occupation	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
M. Bannon	2021	$624,000	$0	$0	0	$0	$0	$42,889	$666,889
M. Bannon	2020	$624,000	$0	$0	0	$0	$0	$42,555	$666,555
R. Kuntz Rangel(2)	2021	$0	$0	$0	0	$0	$0	$0	$0
R. Kuntz Rangel(2)	2020	$0	$0	$0	0	$0	$0	$0	$0
M. Wiles (3)	2021	$111,927	$0	$74,000	0	$0	$0	$1,512	$187,439
M. Wiles	2020	$275,000	$0	$0	0	$0	$0	$2,293	$277,293

(1)	The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the year computed in accordance with the provisions of ASC 718, excluding the impact of estimated forfeitures related to service-based vesting conditions (which in our case were none).

(2)

Rodrigo Kuntz Rangel did not receive any compensation from us for his service as our Chief Technology Officer in 2021 and 2020. We issued to Rodrigo Kuntz Rangel an option to acquire 2,000 shares of our common stock in July 2016. 1,000 shares vested on July 1, 2017 and 1,000 shares vested on July 1, 2018. An additional grant of 2,100 options were granted on March 30, 2017 and each tranche of 420 options vests beginning April 1, 2018 and each year thereafter.

(3)	Matt Wiles resigned all management and board of directors’ roles effective June 2, 2021. Mr. Wiles received common stock valued at $74,000 in lieu of accrued and unpaid compensation from September 2019 through June 2, 2021.

(4)	All other compensation includes payments for Company leased vehicle and medical insurance both for the CEO, and 401(k) matching payments for Mr. Wiles.

Grants of Plan-Based Awards in 2021 and 2020

No options were granted in 2021 or 2020.

Outstanding Equity Awards at September 30, 2021

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of September 30, 2021.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price		Option Expiration		Number of shares that have not vested	Market value of shares that have not vested
Name	Exercisable	Unexercisable	($/Sh)		Date		(#)	($)
Rodrigo Kuntz Rangel	3,680	420	$201	(1)	7/1/26	(2)

(1)	Weighted average exercise price

(2)	One stock option grant for 2,000 shares expires 7/1/26 and the grants for 2,100 expire March 30, 2027.

Employment Agreements

On October 1, 2016, we entered into a three-year employment agreement with Michael Bannon as President and CEO of Drone USA. Under the terms of the employment agreement, Mr. Bannon’s compensation is $370,000 per annum which can at the Company’s election be paid in cash or our common stock or deferred if insufficient cash is available. He is entitled to a bonus based on a compensation plan to be agreed to between him and our Board. If the employment agreement is terminated by Drone USA for Cause (as defined in the employment agreement), or if Mr. Bannon resigns without Good Reason (as defined therein), Mr. Bannon shall only receive his compensation earned through the termination date. If the employment agreement is terminated by Drone USA without Cause or if Mr. Bannon terminates his employment for Good Reason, or upon a Change in Control (as defined), Mr. Bannon shall also be entitled to a one-time severance payment of $2,500,000, the greater of (i) 12 months’ salary or (ii) the remainder of his salary for the term of the employment agreement, acceleration of all non-vested equity in the Company to vest on the date of termination and payment by Drone USA for all healthcare and life insurance coverage through the end of the term of his Employment Agreement. On September 16, 2019, Michael Bannon’s employment agreement was modified to extend the term for an additional five years, provide salary of $624,000, and an annual bonus of 3% of net income. At the Company’s discretion, salary and bonus may be paid in cash or stock and payment may be deferred.

On March 28, 2017, we entered into an at-will employment agreement with Matthew Wiles as General Manager of Howco. Under the terms of employment agreement, Mr. Wiles’ compensation is $140,000 per annum and he also will be eligible for a bonus of 10% of Howco’s gross profits over $1.25 million to be paid in cash after the annual financial statements have been completed and, if applicable, audited for filing with the SEC. Mr. Wiles will also receive options to acquire 250 shares of the Company’s common stock vesting over five years in equal amounts on the anniversary date of his Employment Agreement. On September 16, 2019, Mr. Wiles’ employment agreement was modified to provide salary of $275,000, and an annual bonus of 2% of net income. At the Company’s discretion, salary and bonus may be paid in cash or stock and payment may be deferred. Mr. Wiles resigned as General Manager of Howco and COO of the Company effective June 2, 2021.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Defined Contribution Plan

In August 2016, Bantec, Inc. established a qualified 401(k) defined contribution plan with a discretionary employer match provision. All employees who are at least twenty-one years of age are eligible to participate in the plan. The plan allows participants to defer up to 90% of their annual compensation, up to statutory limits. There were $0 of employer contributions for the years ended September 30, 2021, and 2020.

Howco is the sponsor of a qualified 401(k) plan with a safe harbor provision. All employees are eligible to enter the plan within one year of the commencement of employment. Employer contributions charged to expenses for the years ended September 30, 2021 and 2020 were $9,704 and $10,258, respectively.

On April 13, 2018, Howco Distributing announced to its employees a Company-wide profit-sharing program. In fiscal year 2018, Howco Distributing, distributed approximately ten-percent of the Company’s net income. The employee profit is equal to their annual salary divided by the Company’s total annual payroll and multiplied by 10% of net income for the fiscal year. During the years ended September 30, 2021 and 2020 there was no profit and therefore no distribution under the plan.

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

2021 Director Compensation

We currently do not have a formal non-employee director compensation policy. However, we do reimburse our non-employee directors for their reasonable expenses incurred in connection with attending our board of directors and committee meetings, and we may in the future grant stock options and pay cash compensation to some or all of our non-employee directors. Other than reimbursement of out-of-pocket expenses as described above, we did not provide any cash or equity compensation to our non-employee directors during the year ended September 30, 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 29, 2021, certain information concerning the beneficial ownership of our capital stock, including our common stock, and stock options as converted into common stock basis, by:

●	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;

●	each director;

●	each named executive officer;

●	all of our executive officers and directors as a group; and

●	each person or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

The column entitled “Percentage of Class” is based on 2,693,360,585 shares of common stock outstanding as of December 20, 2021. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of December 29, 2021, are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Michael Bannon has voting control through his ownership of 250 shares of Series A preferred stock. Each share of Series A preferred stock entitles the holder to vote on all matters submitted to a vote of our shareholders with each shareholder casting a vote equal to the quotient of the sum of all outstanding shares of common stock divided by 0.99, which based on, 2,693,360,585 shares issued and outstanding equates to voting rights equal to 2,720,566,247 shares of common stock.

Name and Address [1]	Amount and Nature of Beneficial Ownership	Percentage of Class
Michael Bannon (2)	150,036,703	5.6%
Dr. Rodrigo Kuntz Rangel (3)	3,680	0.000001%
TCA (4)	2,140,016,202	79%
All Officers and Directors as a Group	150,040,383	5.6%

(1)	Unless otherwise indicated, the address of such individual is c/o the Company.

(2)	Michael Bannon has voting control through his ownership of 250 shares of Series A preferred stock voting on an as-converted basis. This chart reflects only the issued and outstanding shares of our common stock.

(3)	Represents shares issuable upon the exercise of stock options to purchase shares of our common stock that are exercisable within 60 days of December 29, 2021.

(4)	Based upon the right of TCA to convert the unpaid principal and interest owed under the convertible note issued by the Company to TCA. TCA is a limited partnership organized under the laws of the Cayman Islands and had its principal office at 19950 West Country Club Drive, 1 st Floor, Aventura, Florida 33180. Currently, TCA has ceased operations and its funds and management entities are in receivership.

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

On April 15, 2020, the Company amended the above Note 1 first issued to AIG and subsequently assigned to Pike Falls LLC (entities controlled by the Company’s CEO) in amount of $840,000, with a principal and accrued interest balance of $688,444, and $210,409, respectively at June 30, 2020. The amendment changes conversion terms, which now state the note principal and interest may be converted to common stock at 50% of the lowest closing bid price during the thirty days prior to conversion, increases the interest rate to 10%, and has a maturity date of January 7, 2022. The change in conversion terms has been treated as a debt extinguishment and the modified note is treated stock settled debt under ASC 480, and a put premium of $688,444 was recognized with a charge to loss on debt extinguishment. The principal balance was $377,194 and accrued interest was $221,323 at September 30, 2020. As of September 30, 2021, Note 1 principal has been fully converted or paid in cash long with accrued interest of $224,370, and the accrued interest balance was $0 as of September 30, 2021. $377,194, related to put premiums was recognized as a gain on extinguishment of debt during the year ended September 30, 2021.

The Company has a convertible note payable (for an unspecified amount) with the Company’s CEO. This line of credit (“LoC”) bears interest at an annual rate of 7% with a maturity date of December 31, 2017, at which time all unpaid principal and interest was due. On December 15, 2017 the due date was extended to July 2, 2018 and then in July, 2018, the due date was extended to June 30, 2019, and on December 23, 2018 the maturity date of the LoC was extended to September 23, 2024. The holder of the LoC has the option to convert the outstanding principal and accrued interest, in whole or in part, into shares of common stock at a conversion price equal to the volume weighted average price per share of common stock for the 30-day period prior to conversion. This LoC is considered a stock settled debt in accordance with ASC 480 and the fixed monetary amount is equal to the principal amount based on the conversion formula. During the year ended September 30, 2020 the Company was advanced $64,940 and repaid $132,803, on this LoC. As of September 30, 2020, the LoC had not been converted and the balance was $99,142, and accrued interest was $31,260. During the year ended September 30, 2021 the balance of the LoC principal was fully paid in cash along with all accrued interest was totaling $32,900.

On July 2, 2019, the Company issued a convertible note payable (“Note 2”) to an affiliate of the Company’s CEO for a $15,000, cash loan. The funds were paid directly to a vendor to the Company. The note had an original maturity of June 9, 2020, however the note was amended effective September 30, 2020 and new maturity is May 31, 2022. The note bears interest at 10% and may be converted to the Company’s common stock at 50% of the lowest closing bid in the 20 trading days prior to notification of conversion. The Company accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $15,000 with a charge to interest expense for the note. The note principal and accrued interest ($2,155) was fully repaid during the year ended September 30, 2021 and put premium of $15,000, was recognized as gain on debt extinguishment. Accrued interest was $0 at September 31, 2021 and $1,843, at September 30, 2020.

On September 13, 2019, the Company issued a convertible note payable to an entity controlled by the Company’s CEO for a $17,000, cash loan. The note had an original maturity of June 9, 2020, however the note was amended effective September 30, 2020 and the new maturity is May 31, 2022. The note bears interest at 10% and may be converted to the Company’s common stock at 50% of the lowest closing bid in the 20 trading days prior to notification of conversion. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium of $17,000 with a charge to interest expense for the notes. The note principal and accrued interest of $2,152 was fully repaid and put premium of $17,000, was recognized as gain on debt extinguishment during the year ended September 30, 2021. Accrued interest was $1,799, at September 30, 2020.

On December 30, 2018 the Company issued a promissory note to the CEO for a $400,000, cash loan. The note bears interest at 12% per annum, matures on January 7, 2024 and required monthly payment of principal of $5,000 with a balloon payment at maturity. On April 14, 2020, the Company amended the above note first issued to Michael Bannon (the Company’s CEO) on December 30, 2018, in amount of $400,000, with a principal and interest balance of $367,500, and $76,619, respectively at September 30, 2020. The amendment adds conversion terms, which state the note principal and interest may be converted to common stock at 50% of the lowest closing bid price during thirty days prior to conversion, and reduces the interest rate to 10%, and extends the maturity date to January 7, 2024. The change in conversion terms was treated as a debt extinguishment and the new note is considered a stock settled debt under ASC 480, and put premium of $367,500 was recognized with a charge to interest expense. The note principal and accrued interest of $83,133 was fully repaid in cash during the year ended September 30, 2021 and a gain on debt extinguishment was recognized for the premium upon receipt of cash repayments. The accrued interest balance was $76,619 at September 30, 2020.

On January 19, 2019 the Company issued a, promissory note to the CEO for a $200,000, cash loan. The note bears interest at 12% per annum, matures on September 23, 2021 and requires monthly payments of $2,500 principal. On April 14, 2020, the Company amended the note first issued to Michael Bannon (the Company’s CEO) on January 19, 2019, in amount of $200,000, with a principal and interest balance of $195,000, and $17,947. The amendment adds conversion terms, which state the note principal and interest may be converted to common stock at 50% of the lowest closing bid price during thirty days prior to conversion, and reduces the note interest rate to 10%, and extends the maturity date to April 15, 2026. The change in conversion terms has been treated as a debt extinguishment and the new note is considered a stock settled debt under ASC 480, and put premium of $195,000 has been recognized with a charge to loss on debt extinguishment. During 2020, $14,250 was repaid and $180,750 was converted to common stock. Accrued interest of $20,855 was repaid as of September 30, 2021.

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

On April 15, 2020, the Company issued a convertible note payable to Michael Bannon (the Company’s CEO) in the principal amount of $69,391, in replacement for the amounts owed to an entity controlled by Mr. Bannon (above) The new note interest rate is 10%, and it matures on January 31, 2022. The new note principal and interest may be converted into the Company’s common stock at 50% of the lowest closing bid price in the thirty days preceding the conversion notice. This issuance was treated as a debt extinguishment of the old note and the new note conversion terms have been treated as stock settled debt under ASC 480, and put premium of $69,391 was recognized with a charge to interest expense. The principal and accrued interest was $69,391 and $5,332 respectively as of September 30, 2020. During the year ended September 30, 2021 the principal and accrued interest of $6,206 was fully paid in cash and $69,391 was recognized as gain on extinguishment of debt.

Other Notes Payable

On December 22, 2020 a non-convertible promissory note was issued to the CEO by Howco for $50,000 having weekly payments of $2,580 for twenty-five weeks, which include a total of $14,500 of interest. The principal and interest due were fully paid at September 30, 2021.

On May 21, 2021 a non-convertible promissory note was issued to the CEO by Howco for $40,000 having weekly payments of $2,080 for twenty-five weeks, which include a total of $12,000 of interest. During the year ended September 30, 2021, repayments of principal were $40,000 and interest of $8,308 were changed to Interest Expense and were made reducing the principal balance to $0. Interest charged was reduced due to early repayment.

On June 27, 2021 a non-convertible promissory note was issued to the CEO by Howco for $50,000 having weekly payments of $2,580 for twenty-five weeks, which include a total of $14,500 of interest. During the year ended September 30, 2021, repayments of principal were $50,000 and interest of $6,692 were changed to Interest Expense and were made reducing the principal balance to $0. Interest charged was reduced due to early repayment.

On July 12, 2021 a non-convertible promissory note was issued to the CEO by Howco for $50,000 having weekly payments of $2,580 for twenty-five weeks, which include a total of $14,500 of interest. During the year ended September 30, 2021, repayments of principal were $50,000 and interest of $6,135, were changed to interest expense and were made reducing the principal balance to $0.

During the year ended September 30, 2021, the CEO extended short-term advances totaling $60,400, which were fully repaid as of September 30, 2021.

Executive Compensation and Employment Agreements

On October 1, 2016, the Company entered into employment agreements with two of its officers. The employment agreement with the company’s President and CEO provides for annual base compensation of $370,000 for a period of three years, which can, at the Company’s election, be paid in cash or Common Stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity provision for the equivalent of 12 months’ base salary, and an additional one-time severance payment of $2,500,000 upon termination under certain circumstances, as defined in the agreement. On September 16, 2019, the employment agreement with the President/CEO was modified to provide salary of $624,000, and an annual bonus of 3% of net income. At the Company’s discretion, salary and bonus may be paid in cash or stock and payment may be deferred.

On March 28, 2017, Bantec entered into an at-will employment agreement with Matthew Wiles as General Manager of Howco. Under the terms of the employment agreement, Mr. Wiles’ compensation is $140,000 per annum and he also will be eligible for a bonus of 10% of Howco’s gross profits over $1.25 million to be paid in cash after the annual financial statements have been completed and, if applicable, audited for filing with the SEC. Mr. Wiles will also receive options to acquire 250 shares of Bantec’s common stock, vesting over five years in equal amounts on the anniversary date of his Employment Agreement. On September 16, 2019, Mr. Wiles’ employment agreement was modified to provide salary of $275,000, and an annual bonus of 2% of net income. At the Company’s discretion, salary and bonus may be paid in cash or stock and payment may be deferred. Mr. Wiles resigned with effective date of June 2, 2021. Under the terms of the employment agreement there is no continuing obligation from either party.

Shares of Common Stock Issued to CEO

On April 14, 2020, the Company’s CEO was issued 15,000,000 shares of restricted common stock in conversion of $23,250 in principal on the note issued January 19, 2019 as amended on April 14, 2020 at the contractual price of $0.0016.

On July 24, 2020, the CEO, was issued 150,000,000, restricted shares of common stock in conversion of $157,500 of principal and $5,460 of accrued interest on his January 19, 2019, note having an original principal amount of $200,000. The shares were priced at $.00105, in accordance with the conversion terms within the amendment on April 14, 2020. Following the conversion, the principal was fully liquidated.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by Salberg & Company P.A. during fiscal years 2021 and 2020:

	2021	2020
Audit Fees	$72,600	$72,300
Audit-Related Fees	6,700	9,100
Tax Fees	-	-
All Other Fees	-	-
Total	$79,300	$81,400

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

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During fiscal years 2021 and 2020, no services were provided in this category.

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees or Tax Fees.

Pre-Approval Policies and Procedures.

Our Board of Directors pre-approved all services to be provided by Salberg & Company P.A.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2) all other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) List of Exhibits (see Exhibit Index)

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Incorporation of BANTEK, INC. (f/k/a BANTEK, INC.) (incorporated by reference herein to Exhibit 3.1 to the Company’s Form 10 filed with the SEC on May 8, 2017).

3.2	Amended and Restated Bylaws BANTEK, INC. (f/k/a BANTEK, INC.) (incorporated by reference herein to Exhibit 3.2 to the Company’s Form 10 filed with the SEC on May 8, 2017).

3.3	Certificate of Amendment to the Certificate of Incorporation filed April 27, 2016 (incorporated by reference herein to Exhibit 3.3 to the Company’s Form 10 filed with the SEC on May 8, 2017).

4.1	Specimen Stock Certificate evidencing the shares of Common Stock (incorporated by reference herein to Exhibit 4.1 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.1	BANTEK, INC. (f/k/a BANTEK, INC.) 2016 Stock Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.2	Senior Secured Revolving Credit Facility Agreement (the “Credit Facility”) with TCA Global Credit Master Fund, L.P., dated September 13, 2016 (incorporated by reference herein to Exhibit 10.2 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.3	Stock Purchase Agreement among Paul Charles Joy II, Trustee of the Paul C. Joy and Kathryn B. Joy Trust-Fund B, Kathryn Blake Joy, Trustee of the Paul C. Joy and Kathryn B. Joy Trust-Fund C, Howco Distributing Co. and Drone USA, LLC, dated August 4, 2016 (incorporated by reference herein to Exhibit 10.3 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.4	Joint Venture Agreement dated June 1, 2016 between BANTEK, INC. (f/k/a DRONE USA, INC.) and BRVANT (incorporated by reference herein to Exhibit 10.4 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.5	Howco Lease Agreement dated April 28, 2009., as amended (incorporated by reference herein to Exhibit 10.8 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.6	TCA Engagement Agreement dated March 28, 2017 (incorporated by reference herein to Exhibit 10.9 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.7	INTENTIONALLY LEFT BLANK

10.8	INTENTIONALLY LEFT BLANK

10.9	Employment Agreement dated July 1, 2016 between Michael Bannon and BANTEK, INC. (f/k/a BANTEK, INC.) (incorporated by reference herein to Exhibit 10.14 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.10	Employment Agreement dated March 29, 2017 between Matthew Wiles and Howco Distributing Co. (incorporated by reference herein to Exhibit 10.17 to the Company’s Form 10 filed with the SEC on May 8, 2017).

10.11	INTENTIONALLY LEFT BLANK

10.12	Equity Exchange Agreement dated January 26, 2016 between Texas Wyoming Drilling, Inc., Drone USA, LLC, the members of Drone USA, LLC and Margaret Cadena (incorporated by reference herein to Exhibit 10.21 to the Company’s Amendment to the Form 10 filed with the SEC on June 27, 2017).

10.13	INTENTIONALLY LEFT BLANK

10.14	Securities Purchase Agreement dated October 25, 2017 between BANTEK, INC. (f/k/a BANTEK, INC.) and Crown Bridge Partners, LLC ((incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2017).

10.15	Convertible Promissory Note dated October 25, 2017 Issued by BANTEK, INC. (f/k/a BANTEK, INC.) to Crown Bridge Partners, LLC (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2017).

21.1	Subsidiaries (incorporated by reference herein to Exhibit 21 to the Company’s Form 10 filed with the SEC on May 8, 2017).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; *

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; *

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 7, 2022.

Bantec, Inc.

By:	/s/ Michael Bannon
Name:	Michael Bannon
Title:	Chief Executive Officer / Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)

/s/ Michael Bannon
Director

/s/ Rodrigo Kuntz Rangel
Director