Form 10-Q
period 2022-03-31
Bantec, Inc.
filed 2022-05-16
CIK 1704795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,680,149,911 shares as of May 11, 2022.

BANTEC, INC.

Form 10-Q

March 31, 2022

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash	$387,830	$985,953
Accounts receivable	169,399	128,386
Inventory	122,229	61,837
Prepaid expenses and other current assets	4,934	28,882

Total Current Assets	684,392	1,205,058

Property and equipment, net	1,461	1,461
Patents and other intangibles	44,650	44,650
Right of use lease asset	59,659	85,747
Other assets	119,670	119,670

Total non-current assets	225,440	251,528

Total Assets	$909,832	$1,456,586

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,667,745	$2,667,110
Accrued expenses and interest	4,713,578	4,316,258
Convertible notes payable - net of discounts and premiums	7,460,280	7,662,640
Note payable - seller	855,000	873,000
Line of credit - bank	-	4,885
Current portion notes and loans payable – net of discounts	35,156	170,036
Loan payable, related party	50,913	-
Settlement payable	42,850	42,850
Lease liability – current portion	51,178	52,178
Derivative liabilities	113,592	125,693

Total Current Liabilities	15,990,293	15,914,650

Long-term Liabilities:
Notes and loans payable – net of current portion	287,134	303,202
Lease liability, less current portion	9,810	34,812

Total Long-term Liabilities	296,944	338,014

Total Liabilities	16,287,237	16,252,664

Commitments and Contingencies (Note 15)

Stockholders’ Deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, Series A preferred stock - no par value, 250 shares designated, issued and outstanding at March 31, 2022 and September 30, 2021, respectively	-	-
Common stock - $0.0001 par value, 12,000,000,000 shares authorized, 3,471,816,911 and 2,470,510,585 shares issued and outstanding at March 31, 2022 and September 30, 2021, respectively	347,182	247,052
Additional paid-in capital	18,807,929	17,913,710
Accumulated deficit	(34,532,516)	(32,956,840)

Total Stockholders’ Deficit	(15,377,405)	(14,796,078)

Total Liabilities and Stockholders’ Deficit	$909,832	$1,456,586

See accompanying notes to unaudited condensed consolidated financial statements

 BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Sales	$369,908	$664,896	$772,025	$1,411,904

Cost of Goods Sold	322,053	455,041	629,353	735,241

Gross Profit	47,855	209,855	142,672	676,663

Operating Expenses:
Selling, general, and administrative expenses	547,529	698,573	1,201,825	1,486,879
Depreciation	-	2,458	-	4,916

Total Operating Expenses	547,529	701,031	1,201,825	1,491,795

Loss from Operations	(499,674)	(491,176)	(1,059,153)	(815,132)

Other Income (Expenses):
Gain (loss) on change in fair market value of derivative	11,424	22,480	12,101	(25,160)
Other income	-	-	-	-
Gains on debt extinguishment, net of prepayment penalty	75,087	572,465	75,087	1,365,988
Interest and financing costs	(309,541)	(314,115)	(603,711)	(715,136)

Total Other Income (Expenses)	(223,030)	281,190	(516,523)	625,692

Net Loss before Provision for Income Tax	$(722,704)	$(209,986)	$(1,575,676)	$(189,440)

Provision for Income tax	-	-	-	-

Net Loss	$(722,704)	$(209,986)	$(1,575,676)	$(189,440)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	3,137,190,619	1,400,878,070	2,862,173,585	1,044,359,997

See accompanying notes to unaudited condensed consolidated financial statements

BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

For the Six Months ended March 31, 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2021	250	$-	2,470,510,585	$247,052	$17,913,710	$(32,956,840)	$(14,796,078)

Share-based compensation	-	-	-	-	69,108	-	69,108

Shares issued for cash	-	-	640,980,000	64,098	510,491	-	574,589

Shares issued for conversion of notes and reclassification of debt premiums	-	-	360,326,326	36,032	314,620	-	350,652
Net loss for the six months ended March 31, 2022	-	-	-	-	-	(1,575,676)	(1,575,676)
Balance, March 31, 2022 (Unaudited)	250	$-	3,471,816,911	$347,182	$18,807,929	$(34,532,516)	$(15,377,405)

For the Three Months Ended March 31, 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	250	$-	2,693,360,585	$269,337	$18,362,209	$(33,809,812)	$(15,178,266)

Share-based compensation	-	-	-	-	34,174	-	34,174

Shares issued for cash	-	-	540,980,000	54,098	271,491	-	324,589

Shares issued for conversion of notes and reclassification of debt premiums	-	-	237,476,326	23,747	141,055	-	164,802
Net loss for the three months ended March, 2022	-	-	-	-	-	(722,704)	(722,704)
Balance, March 31, 2022 (Unaudited)	250	$-	3,471,816,911	$347,182	$18,807,929	$(34,532,516)	$(15,377,405)

For the Six Months Ended March 31, 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2020	250	$-	491,032,439	$49,104	$13,080,692	$(31,074,769)	$(17,944,973)

Share-based compensation	-	-	-	-	78,013	-	78,013

Shares issued to employees	-	-	6,000,000	600	19,800	-	20,400

Shares issued for cash	-	-	621,447,910	62,143	1,092,889	-	1,155,032

Shares issued to non-employees for services	-	-	10,000,000	1,000	33,000	-	34,000

Shares issued for conversion of notes, fees and including premiums reclassified	-	-	425,401,805	42,541	1,055,652	-	1,098,193

Net loss for the six months ended March 31, 2021	-	-	-	-	-	(189,440)	(189,440)
Balance, March 31, 2021 (Unaudited)	250	$-	1,553,882,154	$155,388	$15,360,046	$(31,264,209)	$(15,748,775)

For the Three Months Ended March 31, 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	250	$-	1,010,278,196	$101,027	$14,100,595	$(31,054,223)	$(16,852,601)

Share-based compensation	-	-	-	-	38,578	-	38,578

Shares issued for cash	-	-	298,897,714	29,890	560,681	-	590,571

Shares issued for conversion of notes, fees and including premiums reclassified	-	-	244,706,244	24,471	660,192	-	684,663

Net loss for the three months ended March 31, 2021	-	-	-	-	-	(209,986)	(209,986)
Balance, March 31, 2021 (Unaudited)	250	$-	1,553,882,154	$155,388	$15,360,046	$(31,264,209)	$(15,748,775)

See accompanying notes to these condensed consolidated unaudited financial statements.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(1,575,676)	$(189,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	4,916
Amortization of debt discounts	62,495	82,827
Accretion of premium on convertible note	148,558	219,089
Share-based compensation expense	69,108	132,413
Shares issued for conversion fees	-	6,830
Fee notes issued	90,000	17,500
(Gain) on debt extinguishment	(99,231)	(1,137,694)
(Gain) on settlement of accounts payable and accrued expenses	-	(28,294)
(Gain) Loss on derivative, change in fair market value	(12,101)	25,160
Loan fee expenses	-	2,670
Changes in operating assets and liabilities:
Accounts receivable	(41,013)	141,847
Inventory	(60,392)	(67,907)
Prepaid expenses and other current assets	23,948	27,990
Right of use lease asset	26,088	26,699
Accounts payable and accrued expenses	408,993	369,873
Right of use lease liability	(26,003)	(26,108)

Cash Provided by (Used in) Operating Activities	(985,226)	(591,628)

Cash Flows from Financing Activities:
Proceeds from issuance of shares	574,589	1,155,032
Net proceeds from convertible notes payable	101,250	240,000
Repayments convertible notes	(120,000)	(18,000)
Net proceeds from note payable	-	166,777
Repayments promissory notes	-	(70,000)
Net proceeds from note payable, related party	75,000	50,000
Repayment note payable, related party	(24,087)	(28,429)
Repayments, Seller’s note payable	(18,000)	(9,000)
Repayment of line of credit	(4,885)	(3,561)
Net proceeds from loan and factoring notes	-	585,715
Repayment of factoring notes	(196,764)	(464,289)
Repayment of convertible notes - related party	-	(945,227)

Cash (Used in) Provided by Financing Activities	387,103	659,018

Net (Decrease) Increase in Cash	(598,123)	67,390

Cash - beginning of period	985,953	164,014

Cash - end of period	$387,830	$231,404

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Supplemental disclosure of noncash financing and investing activities:
Issuance of common stock for conversion of convertible notes and accrued interest	$231,787	$612,468
Reclassification of debt premium upon conversion of convertible debt	$118,865	$478,894
Debt discounts recorded	$7,500	$162,283

See accompanying notes to unaudited condensed consolidated financial statements

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2021 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on January 7, 2022. The consolidated balance sheet as of September 30, 2021 contained herein has been derived from the audited consolidated financial statements as of September 30, 2021 but does not include all disclosures required by GAAP.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the six months ended March 31, 2022, the Company has incurred a net loss of $1,575,676 and used cash in operations of $985,226. The working capital deficit, stockholders’ deficit and accumulated deficit was $15,305,901, $15,377,405 and $34,532,516, respectively, at March 31, 2022. Furthermore, on September 6, 2019 the Company received a default notice on its payment obligations under the senior secured credit facility agreement (see Note 10), defaulted on its Note Payable – Seller in September 2017 and has since defaulted on other promissory notes. As of March 31, 2022 the Company has received demands for payment of past due amounts from several consultants and service providers. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has continued to implement cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its secured obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

MARCH 31, 2022

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

	At March 31, 2022			At September 30, 2021
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative Liability	-	-	$113,592	-	-	$125,693

A roll-forward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at September 30, 2021	$125,693
Change in fair market value of warrant	(12,101)
Balance at March 31, 2022	$113,592

The warrants were issued to a convertible note holder in November and December 2017 and initially determined to be equity instruments and recorded as note discount and as additional paid in capital. On June 4, 2018 the anti-dilutive provision of the warrants took effect and based on the new conversion formula management determined the warrant became a derivative liability and reclassified the Fair Value on June 4, 2018 from additional paid-in capital to derivative liability with fair market value changes recognized in operations for each reporting date. The derivative liability associated with the warrants is $113,592 at March 31, 2022.

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

Property & Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The assets are fully operational drones used as demonstration units and each unit exceeds management’s threshold for capitalization of $2,000. The Company depreciates these demonstration units over a period of 3 years. Depreciation expense was $0 and $4,916 in six months ended March 31, 2022 and 2021, respectively. No depreciation was recognized during the six months ended March 31, 2022, as the related equipment was depreciated to salvageable value as of September 30, 2021. Management believes that the salvageable value of $1,461 is an adequate representation of the value of the demonstration drones at March 31, 2022.

Goodwill and Intangible Assets

The Company acquired a patent for a new product during the year ended September 30, 2021. The Company capitalized acquisition and related legal fees related to the patent totaling $44,650. The capitalized amount will be amortized over the five years following the commencement of related sales. Impairment will be tested annually or as indicators of impairment are available.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

During the six months ended March 31, 2022, the Company through its subsidiary Howco entered into contracts to package products for a third-party company servicing the same government customer base. The contracts were on job lot basis as shipped to Howco for packaging. The customer was billed upon completion each job lot at which time revenue was recognized.

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

The Company began sales of sanitizing products and services during the six months ended March 31, 2022. Revenue for this line of business is recognized upon shipment and delivery of training services (as applicable).

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

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Shipping and Handling Costs

The Company has included freight-out as a component of cost of sales, which amounted to $33,325 and $37,958 for the six months ended March 31, 2022 and 2021, respectively.

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

The Company currently has no federal or state tax examinations in progress. As of March 31, 2022, the Company’s tax returns for the tax years 2020, 2019 and 2018 remain subject to audit, primarily by the Internal Revenue Service. The income tax returns for the tax year 2021 are on extension and have not yet been filed.

The Company did not have material unrecognized tax benefits as of March 31, 2022 and 2021 and does not expect this to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution as is the situation for the six months ending March 31, 2022. As of March 31, 2022, 17,223 options were outstanding of which 15,913 were exercisable, and 239,554,150 warrants were outstanding and exercisable. Additionally, as of March 31, 2022, the outstanding principal balance, including accrued interest of the third-party convertible debt, totaled $8,132,310 and was convertible into 15,486,087,812 shares of common stock. The total potentially dilutive shares calculated is 15,725,659,185. It should be noted that contractually the limitations on the third-party notes (and the related warrant) limit the number of shares converted to either 4.99% or 9.99% of the then outstanding shares, which amounts to approximately 1,688,543,000 common shares. As of March 31, 2022, and 2021, potentially dilutive securities consisted of the following:

	March 31, 2022	March 31, 2021
Stock options	17,223	17,673
Warrants	239,554,150	11,859,616
Related party convertible debt and accrued interest	-	40,101,615
Third party convertible debt (including senior debt)	15,486,087,812	880,053,346
Total	15,725,659,185	932,032,250

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. As of March 31, 2022, the Company did not report any segment information since the Company primarily generates sales from its subsidiary, Howco.

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

ASU 2016-13 Measurement of Credit Losses on Financial Instrument is effective for fiscal years beginning after December 15, 2022. This is not expected to apply to the Company.

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

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable at March 31, 2022 and September 30, 2021 is as follow:

	March 31, 2022	September 30, 2021
Accounts receivable	$169,399	$128,386
Reserve for doubtful accounts	-	-
	$169,399	$128,386

Bad debt expense was $0 for the six months ended March 31, 2022 and 2021.

NOTE 4 - INVENTORY

At March 31, 2022 and September 30, 2021, inventory consists of finished goods and was valued at $122,229 and $61,837, respectively. No inventory reserve was deemed necessary at March 31, 2022 or September 30, 2021.

NOTE 5 - INTANGIBLE ASSETS

The Company acquired a patent for a new product during the year ended September 30, 2021. The Company capitalized acquisition and related legal fees related to the patent totaling $44,650. The capitalized amount will be amortized over the five fiscal years commencing upon first sale or related contract.

NOTE 6 - LINE OF CREDIT - BANK

The Company has a revolving line of credit with a financial institution, which balance is due on demand and principal payments are due monthly at 1/60 th of the outstanding principal balance. This revolving line of credit is in the amount of $50,000, and is personally guaranteed by the Company’s Chief Executive Officer (“CEO”). The line bears interest at a fluctuating rate equal to the prime rate plus 4.25%, which at March 31, 2022 and September 30, 2021 was 7.5% and 7.5%, respectively. As of March 31, 2022 and September 30, 2021, respectively, the balance of the line of credit was $0 and $4,885, with $50,000, available at March 31, 2022.

NOTE 7 - SETTLEMENTS PAYABLE

On July 20, 2018, the Company entered into a settlement agreement with a collection agent for American Express relating to $127,056 of past due charges. The agreement provides for initial payment of $12,706, monthly payments of $6,500 and final payment on January 27, 2020 of $3,850. The amount due at March 31, 2022 and September 30 2021, was $42,850, and $42,850, respectively. Under the terms of the stipulation and settlement agreement, this debt is in default.

NOTE 8 - NOTE PAYABLE – SELLER

In connection with the acquisition of Howco in September 2016, the Company issued a note payable in the amount of $900,000 to the sellers of Howco. The note matured on September 9, 2017 and bears interest at 5.50% per annum. The note requires payment of unpaid principal and interest upon maturity. The note is secured by all assets of Howco Distribution Co. and subordinated to the Senior Secured Credit Facility discussed below. The note is currently in default and the default interest rate is 8% per annum. At March 31, 2022 and September 30, 2021, the principal and accrued interest on this note amounted to $855,000, $375,130 and $873,000, and $340,663, respectively.

NOTE 9 - CONVERTIBLE AND PROMISSORY NOTES PAYABLE – RELATED PARTY OFFICER AND HIS AFFILIATES

Convertible Notes

The related party officer and his affiliates convertible notes balance consisted of the following at March 31, 2022 and September 30, 2021:

	March 31, 2022	September 30, 2021
Principal	$50,913	$-
Premiums	-	-
Total	50,913	-
Current portion, including premiums	(50,913)	-
Long term	$-	$-

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

On January 25, 2022 a promissory note was issued to the CEO by Howco for $75,000 having weekly payments of $3,870 for twenty-five weeks, which include a total of $21,750 of interest. The principal at March 31, 2022 was $50,913 and interest of $10,743, was charged to interest expense.

NOTE 10 - CONVERTIBLE NOTES PAYABLE AND ADVISORY FEE LIABILITIES

The senior secured credit facility note balance and convertible debt balances consisted of the following at March 31, 2022 and September 30, 2021:

	March 31,	September 30,
	2022	2021
Principal	$6,025,407	$6,167,407
Premiums	1,440,133	1,509,673
Unamortized discounts	(5,260)	(14,440)
	$7,460,280	$7,662,640

For the six months ended March 31, 2022 and 2021, amortization of debt discount on the above convertible notes amounted to $19,516 and $12,929, respectively.

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

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

As of March 31, 2022, and September 30, 2021, the Company had issued 539, shares of common stock in satisfaction of the $850,000 advisory fee in accordance with the terms of the agreement, such shares being issued in September 2016. The proceeds from the sale of the 539, shares were to be applied to the $850,000 advisory fee due. Based upon the value of the shares, at the time the lender sells the shares, the Company may be required to redeem unsold shares for the difference between the $850,000 and the lender’s sales proceeds. Accordingly, the $850,000 was reflected as a current liability through December 31, 2017. In January 2018, in connection with a settlement agreement (see below), the accrued advisory fee was reclassified to the principal balance of the replacement Convertible Note. Through the date of the settlement agreement and through March 31, 2022 and September 30, 2021, the lender had not reported any proceeds from the sale of these shares (see below). Prior to the settlement agreement in January 2018, notwithstanding anything contained in the Agreement to the contrary, in the event the Lender has not realized net proceeds from the sale of Advisory Fee Shares equal to at least the Advisory Fee by the earlier to occur of: (A) September 13, 2017; (B) the occurrence of an Event of Default; or (C) the Maturity Date, then at any time thereafter, the Lender shall have the right, upon written notice to the Borrower, to require that the Borrower redeem all Advisory Fee Shares then in Lender’s possession for cash equal to the Advisory Fee, less any cash proceeds received by the Lender from any previous sales of Advisory Fee Shares, if any within five (5) Business Days from the date the Lender delivers such redemption notice to the Borrower.

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

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

At March 31, 2022 and September 30, 2021, the principal of the Note B portion was $5,326,285 and accrued interest was $2,057,980 and $1,738,403 respectively and the Note A principal subject to the 3(a) (10) court order was $421,587. During the six months ended March 31, 2022, the Company has not paid interest or principal and Livingston Asset Management (under the 3(a) (10) settlement) has not made any payments to TCA.

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

In the six months ended March 31, 2022, there were no 3(a) (10) issuances. As of March 31, 2022, there have been seventeen issuances under section 3(a) (10) of the Securities Act totaling 1,374,885 shares; 1,273,261, in 2019, and 101,624, in 2018, which have been recorded at par value with an equal charge to additional paid-in capital. On November 17, 2019, 194,520 of the shares issued under the 3(a) (10) were cancelled at the request of Livingston. The value originally recorded as a liability remains in the convertible note balance, until these shares have been sold and reported to the Company by the lender as part of the Make-Whole provision at which time the proceeds value of such shares are reclassified to additional paid-in capital. During the years ended September 30, 2018 and September 30, 2019, proceeds of $308,100 and $270,320, respectively were remitted to TCA by Livingston and applied to reduce the liability with corresponding credits to additional paid in capital. $180,618 of debt premium was credited to additional paid in capital in conjunction with the payments to TCA. At March 31, 2022 and September 30, 2021, the balance, of $421,587 along with related debt premium of $281,054 are included in convertible notes payable on the balance sheet.

On March 7, 2018 the Company entered into a placement agent and advisory agreement with Scottsdale Capital Advisors in connection with the Livingston liability purchase term sheet executed on November 15, 2017. The placement agent services fee amounted to $15,000 payable to Scottsdale Capital Advisors in the form of a convertible note. The note matures six months from the date of issuance and shall accrue interest at the rate of 10% per annum. The $15,000 note is convertible into shares of the Company’s common stock at a discount of 30% of the low closing bid price for the twenty trading days prior to the conversion and is not subject to any registration rights. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $6,429 with a charge to interest expense. The note has not been converted and the principal balance is $15,000, at March 31, 2022 and September 30, 2021 with $7,021, and $6,273, of accrued interest, respectively. As the note has matured it is technically in default. Under the terms of the note no default interest or penalties accrue.

Other Convertible Debt

On June 1, 2018, the Company entered into a consulting and services arrangement with Livingston Asset Management which has no stipulated term. The arrangement provides for financial management services including accounting and related periodic reporting among other advisory services. Under the agreement the Company will issue to Livingston Asset Management Convertible Fee Notes having principal of $12,500, interest of 10% per annum, maturity of six or seven months. The notes are convertible into common shares at a discount of 50% to the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The notes were charged to professional fees for each corresponding service month. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $12,500 with a charge to interest expense for each note. As of March 31, 2022, the following notes had been issued, assigned and converted as indicated:

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

December 1, 2018, $12,500 principal, maturing May 31, 2019 – partially converted, principal balance $10,375 at September, 30, 2019 – assigned to Alpha Capital Anstalt and fully converted at September 30, 2021;

January 1, 2019, $12,500 principal, maturing June 30, 2019 – assigned to Alpha Capital Anstalt and fully converted at September 30, 2021;

February 1, 2019, $12,500 principal, maturing July 31, 2019– assigned to Alpha Capital Anstalt and fully converted at September 30, 2021;

March 1, 2019, $12,500 principal, maturing August 31, 2019– assigned to Alpha Capital Anstalt and fully converted at September 30, 2021;

April 1, 2019, $12,500 principal, maturing September 30, 2019– assigned to Alpha Capital Anstalt and fully converted at September 30, 2021;

May 1, 2019, $12,500 principal, maturing October 31, 2019– assigned to Alpha Capital Anstalt and fully converted at September 30, 2021; and

June 1, 2019, $12,500 principal, maturing November 30, 2019– assigned to Alpha Capital Anstalt and fully converted at September 30, 2021.

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

The $85,375 of principal from the Livingston Asset Management LLC notes issued December 1, 2018 through June 1, 2019, along with $8,475 of accrued interest were sold and assigned to Alpha Capital Anstalt, on February 20, 2020. The assigned notes became convertible as of the date of the assignment by virtue of an agreement between the Company and the new note holder. The terms of the notes provide for conversion of principal and accrued interest at a 50% discount to the lowest closing bid price over the 20 days prior to conversion. The notes have been accounted for as stock settled debt under ASC 480, and put premium of $93,850 has been recognized with a charge to interest expense. During the year ended September 30, 2020, $2,200 of the principal was converted into common stock. The total accrued unpaid interest (also not converted) is $5,277 at September 30, 2020. The assigned notes are in default and there are cross-default terms in the original notes or the assignment documentation. Following conversions during the year ended 2021 the principal balance was $0 at September 30, 2021 and $91,300 as of September 30, 2020. Accrued interest was $0 and $5,277 at September 30, 2021 and September 30, 2020, respectively. Put premiums of $91,300 were reclassified to additional paid in capital during the year ended September 30, 2021.

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

Convertible notes were issued to Livingston as follows:

January 1, 2020 - $17,000 non-convertible note amended to original conversion terms, fully converted at September 30, 2021;

February 1, 2020 - $17,000 note and accrued interest forgiven at September 30, 2021;

March 1, 2020 - $17,000 note and accrued interest forgiven at September 30, 2021;

April 1, 2020 - $17,000 note and accrued interest forgiven at September 30, 2021;

May 1, 2020, $17,000 note and accrued interest forgiven at September 30, 2021;

June 1, 2020 - $17,000 note and accrued interest forgiven at September 30, 2021;

July 1, 2020 - $17,000 note and accrued interest forgiven at September 30, 2021; and

August 1, 2020 - $17,000, note and accrued interest forgiven at September 30, 2021.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Livingston has given the Company forbearance on fees beginning September 1, 2020 through June 1, 2021. Effective July 1, 2021 the agreement was amended changing the advisory fees to $15,000 due on the first day of each month. Fees are to be paid in the form of a convertible note having a nine month maturity and conversion discount of 50% of the lowest closing bid price during the 30 trading days prior to conversion. The principal balance was $60,000 and $45,000 at March 31, 2022 and September 30, 2021, respectively. Accrued interest totaled $983 and $752 at March 31, 2022 and September 30, 2021, respectively. See below (March 7, 2022, redemption).

Under the terms of the July 1, 2021 amendment to the consulting and services agreement with Livingston Asset Management, LLC, Livingston is to receive $15,000, per month in convertible promissory notes. On July 1, 2021 the Company issued a $15,000 convertible note bearing interest of 10% per annum which matures in nine months. The notes issued are convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The notes having a conversion feature are treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At March 31, 2022 and September 30, 2021, the accrued interest was $0 and $378, respectively. See below (March 7, 2022, redemption).

August 1, 2021, the Company issued a $15,000 convertible promissory note to Livingston. The convertible note bears interest of 10% per annum which matures in nine months. The notes issued are convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The notes having a conversion feature are treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At March 31, 2022 and September 30, 2021, the accrued interest was $0 and $251, respectively. See below (March 7, 2022, redemption).

September 1, 2021, the Company issued a $15,000 convertible promissory note to Livingston. The convertible note bears interest of 10% per annum and matures in nine months. The notes issued are convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The notes having a conversion feature are treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At March 31, 2022 and September 30, 2021, the accrued interest was $0 and $123, respectively. See below (March 7, 2022, redemption).

On October 1, 2021, the Company issued a convertible promissory note to Livingston Asset Management LLC for $15,000 in principal for services. The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At March 31, 2022 the accrued interest was $314. See below (March 7, 2022, redemption).

On November 1, 2021, the Company issued a convertible promissory note to Livingston Asset Management LLC for $15,000 in principal for services. The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At March 31, 2022 the accrued interest was $0. See below (March 7, 2022, redemption).

On March 7, 2022, the Company redeemed five fee notes issued to Livingston Asset Management LLC (July 1, through November 1, 2021 notes above) for $85,000 cash. Principal, penalty and accrued interest of $75,000, $7,612 and $2,388 was recognized along with gain on debt extinguishment of $67,388 during the six months ended March 31, 2022. The penalty was recorded against the gain.

On December 1, 2021, the Company terminated its agreement with Livingston Asset Management entered into a consulting and services arrangement with Frondeur Partners LLC which has no stipulated term. The arrangement provides for financial management services including accounting and related periodic reporting among other advisory services. Under the agreement the Company will issue to Frondeur Partners LLC convertible fee notes having principal of $15,000, interest of 10% per annum, maturity of nine months. The notes are convertible into common shares at a discount of 50% to the lowest bid price in the twenty trading days immediately preceding the notice of conversion. The notes will be charged to professional fees for each corresponding service month

On December 1, 2021, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At March 31, 2022 the accrued interest was $427.

On January 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At March 31, 2022 the accrued interest was $306.

On February 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At March 31, 2022 the accrued interest was $185.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

On March 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At March 31, 2022 the accrued interest was $64.

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

April 18, 2020, $6,000– assigned to Trillium Partners LP on February 12, 2021 and fully converted as of September 30, 2021;

May 18, 2020, $6,000– assigned to Trillium Partners LP on February 12, 2021 and fully converted as of September 30, 2021;

June 18, 2020, $6,000– assigned to Trillium Partners LP on February 12, 2021 and fully converted as of September 30, 2021;

July 18, 2020, $6,000 – assigned to Trillium Partners LP on February 12, 2021 and fully converted as of September 30, 2021;

August 18, 2020, $6,000 – principal fully repaid in cash at September 30, 2021 ; and

September 18, 2020, $6,000– principal fully repaid in cash at September 30, 2021.

The principal balances owed under the agreement as if March 31, 2022 and September 30, 2021 were $0, and $0 respectively.

It is the Company’s intention to pay the monthly fee in cash, therefore it expected that no new notes will be issued in conjunction with the monthly attorney service fees.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

On November 13, 2018, the Company issued a convertible promissory note for $90,000 to a vendor in settlement of approximately $161,700 of past due amounts due for services. The note bears interest at 5%, matures on June 30, 2019 and is convertible into the Company’s common stock at 50% of the lowest closing bid price during the 20 trading days immediately preceding the notice of conversion. The note matured on June 30, 2019, there is no default penalty associated with the note, nor are there any cross-default provisions in the note. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $90,000 with a charge to interest expense for the notes. The unconverted principal, premium and accrued interest were $90,000, $90,000, and $25,725 as of September 30, 2021. At March 31, 2022 the principal, premium and accrued interest were $90,000, $90,000, and $31,169.

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

On March 1, 2019, the Company received a second tranche advance under the Crown Bridge Partners, LLC, master note dated October 25, 2017, for principal amount of $35,000, including covered fees and original issue discount totaling $5,000. Under the conversion terms of the above note, the holder is entitled to a 35% discount plus an additional 10% discount based on the conversion rights of certain other note holders. Therefore, a discount of 45% is assumed for any conversions of this note tranche. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $28,636 with a charge to interest expense. The original issue discount and fees charged were treated as debt discount and will be amortized to financing expenses over the term of the note. Following conversions during the year ended September 30, 2020 the principal balance and debt premium balances were reduced and the unamortized debt discount was $0, at September 30, 2020. The principal was increased by charges of $17,500 for technical default effective during the year ended September 30, 2020 and an additional put premium was calculated to be $26,250. The cross-default provisions of the note include defaults on any notes issued to third parties including any issued subsequent to the issuance of this note. The default charge and the put premium were charged to interest expense at June 30, 2020. The conversion discount increased to 60% as a result of the default. The principal and accrued interest were $2,766 and $6,464, respectively at September 30, 2021 and $2,766 and $6,603 at March 31, 2022.

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

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

MARCH 31, 2022

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

MARCH 31, 2022

(Unaudited)

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

On July 19, 2021, the Company entered into a convertible promissory note with Geneva Roth Remark Holdings, Inc. (“Lender”) in the principal amount of $53,750, (the “July 19, 2021 Note”). Note carries interest at the rate of 10%, matures on July 19, 2022, and is convertible into shares of the Company’s common stock, par value $0.0001, at the Lender’s election, after 180 days, at a 35% discount, provided that the Lender may not own greater than 4.99% of the Company’s common stock at any time. The note was funded for $50,000, with $3,750, disbursed for legal and execution fees. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $28,942 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. At December 31, and September 30, 2021, the accrued interest was $2,481 and $1,127, respectively. On January 21, 2022, the note was fully converted along with $2,688 of accrued interest and OID of $3,000 was recognized as interest expense and put premiums of $28,942 was reclassified to additional paid in capital.

On August 17, 2021, the Company entered into a convertible promissory note with Geneva Roth Remark Holdings, Inc. (“Lender”) in the principal amount of $45,000, (the “August 17, 2021 Note”). The August 17, 2021 Note carries interest at the rate of 10%, matures on August 17, 2022, and is convertible into shares of the Company’s common stock, par value $0.0001, at the Lender’s election, after 180 days, at a 35% discount, provided that the Lender may not own greater than 4.99% of the Company’s common stock at any time. The note was funded for $41,250, with $3,750, disbursed for legal and execution fees. The Company will treat the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $24,231 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. At December 31, and September 30, 2021, the accrued interest was $1,695 and $561, respectively. On February 11, 2022, the Company redeemed the note for $63,746 in cash, for the principal of $45,000, penalties of $17,533 and accrued interest of $2,213, OID of $3,298 was recognized as interest expense and a gain on debt settlement of $7,698 was recognized. The penalty was recorded against the gain.

On September 17, 2021, the Company entered into a convertible promissory note with Geneva Roth Remark Holdings, Inc. (“Lender”) in the principal amount of $50,000, (the “September 17, 2021 Note”). The September 17, 2021 Note carries interest at the rate of 10%, matures on September 17, 2022, and is convertible into shares of the Company’s common stock, par value $0.0001, at the Lender’s election, after 180 days, at a 35% discount, provided that the Lender may not own greater than 4.99% of the Company’s common stock at any time. The note was funded for $46,250, with $3,750, disbursed for legal and execution fees. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $26,923 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. At December 31, and September 30, 2021, the accrued interest was $1,466 and $205, respectively. On March 25, 2022, the note was fully converted along with $2,500 of accrued interest and OID of $3,616 was recognized as interest expense and put premiums of $26,923 was reclassified to additional paid in capital.

On November 12, 2021, the Company executed a convertible promissory note issued to Sixth Street Lending LLC for $55,000, having a 10% annual interest rate, maturity of November 12, 2022, and conversion right to a 35% discount to the average of the two lowest traded price in the 15 days prior to delivery of a conversion notice. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $29,615 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The note was funded for $51,250, with $3,750, disbursed for legal and execution fees. At March 31, 2022, the accrued interest was $2,049.

On January 11, 2022, the Company executed a convertible promissory note issued to Sixth Street Lending LLC for $53,750, having a 10% annual interest rate, maturity of January 11, 2023, and conversion right to a 35% discount to the average of the two lowest traded price in the 15 days prior to delivery of a conversion notice. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $28,942 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The note was funded for $50,000, with $3,750, disbursed for legal and execution fees. At March 31, 2022, the accrued interest was $1,097.

NOTE 11 - NOTES AND LOANS PAYABLE

The notes balance consisted of the following at March 31, 2022 and September 30, 2021:

	March 31, 2022	September 30, 2021
Principal loans and notes	$322,290	$519,054
Discounts	-	(45,816)
Total	322,290	473,238
Less Current portion	(35,156)	(170,036)
Non-current	$287,134	$303,202

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

On June 17, 2020, the Company through Howco, entered into a loan directly with the Small Business Administration for $150,000. The loan term is thirty years and begins amortization one year from the date of promissory note to be issued upon funding. Amortization payments are $731 per month and include interest and principal of 3.75% from the date of funding. The loan is secured by the assets of Howco. As of March 31, 2022 and September 30, 2021, the principal balance is $150,000. As of March 31, 2022, $17,656 is classified as current.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

On January 26, 2021, the Company entered into a financing arrangement through its subsidiary Howco with IOU Central Inc. Howco received $121,707, net of discounts totaling $119,929 fees of $595 and prior loan payoff amounts of $75,975 (FORA) and $152,318 (IOU prior note). A total of $462,524 will be paid by direct debit of Howco’s bank account of $8,895, for 51 weekly payments and a final payment of $8,894. The Company recognized a principal amount of $462,524 with debt discounts of $119,929, and liquidated the principal balance and related discounts from the FORA and IOU prior notes. The Company’s CEO is a personal guarantor on financing facility. As of September 30, 2021, the principal balance is $140,449, with unamortized debt discount of $36,142, having a net balance of $104,307. As of March 31, 2022, the principal balance is $0, and the debt discount was fully amortized.

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

On March 30, 2021, the Company entered into a financing arrangement through its subsidiary Howco with ODK Capital, LLC. Howco received $83,000 less fees of $2,075 and Original Issue Discount of $29,631 to be amortized over the term of the note. A total of $112,631 will be paid by direct debit of Howco’s bank account of $2,166, for 52 weekly payments. The Company recognized a principal amount of $112,631, $2,075 charged to expense and debt discounts of $29,631. The Company’s CEO is a personal guarantor of the financing facility. As of September 30, 2021 the principal balance is $56,315, with unamortized debt discount of $9,674 having a net balance of $46,641. As of March 31, 2022, the principal balance is $0, and the debt discount was fully amortized.

In March 2021, the Company through Howco, entered into a bank loan which is guaranteed by the Small Business Administration under the Paycheck Protection Plan for $154,790. The loan has a maturity of sixty months and an interest rate of .98%. The loan will be forgiven provided the terms of forgiveness upon submission of a valid application for loan forgiveness when approved by the agent bank. The terms call for Howco to use the funds for specified purposes. Howco has put in place controls designed to ensure compliance with the terms of forgiveness. The amount forgiven will be recognized as gain on debt extinguishment when approved. Any amount that is not forgiven is to be paid over the eighteen months following the twelve-month deferral period.

During the year ended September 30, 2021, the Company issued seven notes payable totaling $17,500 (classified as current liability). The notes were issued for monthly fees ($2,500) for a service vendor and are issued the first day of the month and each has one year maturity and does not bear interest. The service arrangement was terminated in April 2021.

NOTE 12 - STOCKHOLDERS’ DEFICIT

Preferred Stock

As of March 31, 2022, the Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, with designations, voting, and other rights and preferences to be determined by the Board of Directors of which 4,999,750 remain available for designation and issuance.

As of March 31, 2022 and September 30, 2021, the Company has designated 250 shares of $0.0001 par value Series A preferred stock, of which 250 shares are issued and outstanding. These preferred shares have voting rights per shareholder equal to the total number of issued and outstanding shares of common stock divided by 0.99.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Common Stock

On February 14, 2022 the Company’s shareholders approved an increase in authorized common stock to 12,000,000,000 from 6,000,000,000, which became effective the same day. On August 6, 2019, the Company filed amendments with the Secretary of the State of Delaware, amending its articles of incorporation to execute a reverse stock split of 1 share for every 1,000 shares outstanding, and changing its name to Bantec, Inc. The name change and the stock split became effective in February 2020, and the transfer agent adjusted the outstanding shares for the reverse split on February 10, 2020. All share and per share related amounts in the accompanying consolidated financial statements and footnotes have been retroactively adjusted for all periods presented to recognize the reverse split. As of March 31, 2022 and September 30, 2021 there were 3,471,816,911, and 2,470,510,585, shares outstanding, respectively.

Stock Incentive Plan

The Company established its 2016 Stock Incentive Plan (the “Plan”) that permits the granting of incentive stock options and other common stock awards. The maximum number of shares available under the Plan is 100,000 shares. The Plan is open to all employees, officers, directors, and non-employees of the Company. Options granted under the Plan will terminate and may no longer be exercised (i) immediately upon termination of an employee or consultant for cause or (ii) one year after termination of employment, but not later than the remaining term of the option. As of March 31, 2022, 82,777 awards remain available for grant under the Plan.

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

Offering Under S-1

On January 20, 2022, the Company filed a Post-Effective Amendment to its Form S-1 filed on June 9, 2021, deregistering all unissued shares of common stock from that offering.

On January 21, 2022, the Company submitted a final registration statement filed on Form S-1. The Company requested accelerated status and the registration statement became effective on January 24, 2022. The offering provides for the issuance of up to 1,800,000,000 shares of common stock at a price of $.0006, under subscriptions. The Company will use the proceeds for working capital and may seek to expand the business through investment. On February 1, 2022 the Form S-1 offering was made effective on February 2, 2022.

Since February 2, 2022, Trillium Partners LP subscribed to 540,980,000 shares of common stock under the new S-1 for a cash payment of $324,589.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

On January 21, 2022, Geneva Roth Remark Holdings Inc. converted principal of $53,750 and accrued interest of $2,688 from its convertible note dated July 19, 2021 into 78,385,417 shares of common stock at contracted prices. Following the conversions, the balance of principal and accrued interest was $0.

On March 22 and 25, 2022, Geneva Roth Remark Holdings Inc. converted principal of $50,000 and accrued interest of $2,500 from its convertible note dated September 17, 2021 into 159,090,909 shares of common stock at contracted prices. Following the conversions, the balance of principal and accrued interest was $0.

Stock Options

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period.

There were no options granted under the 2016 Stock Incentive Plan for the six months ended March 31, 2022.

For the six months ended March 31, 2022 and 2021, the Company recorded $69,108 and $78,013 of compensation and consulting expense related to stock options, respectively. Total unrecognized compensation and consulting expense related to unvested stock options at March 31, 2022 amounted to $8,195. The weighted average period over which share-based compensation expense related to these options will be recognized is less than one months.

For the six months ended March 31, 2022 and the year ended September 30, 2021, a summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2020	17,755	$220.00	5.29	$-
Forfeited	(532)
Outstanding at September 30, 2021	17,223	$230.00	3.71	-
Outstanding at March 31, 2022	17,223	$230.00
Exercisable at March 31, 2022	15,913	$220.00	.00	$-

All options were issued at an options price equal to the market price of the shares on the date of the grant.

Warrants

On November 9, 2017, the Company received a first tranche payment of $75,500 under the terms of a Securities Purchase Agreement dated October 25, 2017, with Crown Bridge under which the Company issued to Crown Bridge a convertible note in the principal amount of $105,000 and a five-year warrant to purchase 100 shares of the Company’s common stock at an exercise price of $350 as a commitment fee which is equal to the product of one-third of the face value of each tranche divided by $0.35. On December 20, 2017 an additional 200 warrants were issued as a penalty and in order to entice Crown Bridge to waive its right of first refusal to provide additional financing under the terms of their convertible note. A debt discount of $44,036 was recorded for the relative fair market value of the total 300 warrants and amortized to interest expense as of September 30, 2018. The warrants have full ratchet price protection and cashless exercise rights (See Note10). The warrant includes an anti-dilution clause that was triggered on June 4, 2018. On June 4, 2018 an unrelated convertible note holder became entitled to convert their note into common shares at a 60% discount to the stock’s market price. The anti-dilution provision trigger in the warrant agreement entitled Crown Bridge to exercise its warrants under a formula that increased the number of common shares to 31,250 at a price of $3.60 per share. Due to the fact that the number of shares and exercise price can change due to market changes in the price of the common stock the Company has concluded to treat the warrants as derivatives and to revalue that derivative at each reporting date. Therefore a derivative liability of $261,484 with a charge to additional paid in capital was recorded on June 4, 2018. As of March 31, 2022, the warrant was revalued and the warrant holder is entitled to exercise its warrants for 239,554,150 common shares and the related derivative liability is $113,592.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

For the six months ended March 31, 2022 and year ended 2021, a summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at September 30, 2020	25,484,484	$0.0019	2.11	$71,866
Anti-dilution adjustment	17,293,043
Outstanding and exercisable at September 30, 2021	42,777,527	$0.00112	1.11	$93,255
Anti-dilution adjustment	196,776,623
Outstanding and exercisable at March 31, 2022	239,554,150	$0.0002	.61	$77,855

NOTE 13 - DEFINED CONTRIBUTION PLANS

In August 2016, Bantec established a qualified 401(k) plan with a discretionary employer matching provision. All employees who are at least twenty-one years of age and no minimum service requirement are eligible to participate in the plan. The plan allows participants to defer up to 90% of their annual compensation, up to statutory limits. Employer contributions charged to operations for the six months ended March 31, 2022 and 2021, was $0 and $0, respectively.

The Company’s subsidiary, Howco, is the sponsor of a qualified 401(k) plan with a safe harbor provision. All employees are eligible to enter the plan within one year of the commencement of employment. Employer contributions charged to expense for the six months ended March 31, 2022 and 2021, was $3,517 and $4,882, respectively.

NOTE 14 - RELATED PARTY TRANSACTIONS

On October 1, 2016, the Company entered into employment agreements with two of its officers. The employment agreement with the Company’s President and CEO provides for annual base compensation of $370,000 for a period of three years, which can, at the Company’s election, be paid in cash or Common Stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity provision for the equivalent of 12 months’ base salary, and an additional one-time severance payment of $2,500,000 upon termination under certain circumstances, as defined in the agreement. On September 16, 2019, this employment agreement was modified to provide an annual salary of $624,000. The Company recognized expenses of $312,000 for the six months ended March 31, 2022 and 2021 for the CEO’s base compensation.

On January 25, 2022 a promissory note was issued to the CEO by Howco for $75,000 having weekly payments of $3,870 for twenty-five weeks, which include a total of $21,750 of interest. The principal at March 31, 2022 was $50,913 and interest of $10,743, was changed to interest expense.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters

On February 6, 2018 the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that the previous owners took excessive amounts of cash from the business prior to the close of the merger. On March 13, 2018 the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. On July 22, 2019, the Company sought and was granted a dismissal without prejudice of the lawsuit filed against the previous owners of Howco. The Company and the previous owners are in discussion to settle the matter as of March 31, 2022. An informal oral agreement with the Seller has been made whereby the Company has been paying the previous owners $3,000 per month since January 2021 in satisfaction of Seller’s note payable.

In connection with the merger in fiscal 2016, with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the Company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

In the suit Drone USA, Inc and Michael Bannon (plaintiffs) vs the former Chief Financial Officer (CFO), currently pending in New York State court, the plaintiffs seek to compel the former CFO to meet his obligations under an agreement guaranteeing payments to another former executive. The former CFO filed a cross-claim against the plaintiffs for past due salary. The employment agreement with the former CFO allowed salary payments to be paid in cash or stock. During the year ended September 30, 2021, the Company issued 36,821,330 shares of its common stock for the past due salary and claims that this payment moots the former CFO’s claim for past due salary. The former CFO filed a motion for summary judgement which was denied, then filed an appeal to that order which is will be the subject of a hearing scheduled for June 24, 2022.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

The Impact of COVID-19

The Company is a wholesale vendor to the Department of Defense through its wholly owned subsidiary Howco’s business has been affected due to the COVID-19 social distancing requirements mandated by the federal, state and local governments where the Company’s operations occur. For some businesses, like the Company’s, core business cannot always be done through “virtual” means, and even when this is possible, it requires significant capital and time to achieve. During the six months ended March 31, 2022 sales and shipments at Howco have continued at a lower rate than during the six months ended March 31, 2021. It is expected that COVID-19 restrictions had an impact on the Company’s operations during the six months ended March 31, 2022, however the Company cannot assess the financial impact of the related COVID-19 restrictions as compared to other economic and business factors.

Settlements

On January 29, 2018, the Company entered into a settlement agreement and mutual release with a vendor who had provided public relations and other consulting services whereby the Company shall pay to this vendor an aggregate amount of $60,000 of which $30,000 was paid on February 2, 2018. The Company was to have paid ten monthly payments of $3,000 per month beginning on February 29, 2018. The vendor is to return 400 common shares of the Company’s common stock which will be cancelled upon satisfaction of the liability. The liability is recorded at $21,000 as of March 31, 2022 and September 30, 2021. The Company is in discussion with the vendor to address the past due amounts.

On November 13, 2018 the Company and a vendor agreed to settle $161,700 in past due professional fees for a convertible note in the amount of $90,000. The note bears interest at 5% and matures in July 2019, and has a fixed discount conversion feature. The note is now past due and remains unconverted at March 31, 2022; however there is no default interest or penalty associated with the default. The difference between the settlement amount and the recorded amount in accounts payable of $71,700 was recognized as a gain on debt extinguishment upon receipt of the waiver and release from the vendor.

As of March 31, 2022, the Company has received demand for payment of past due amounts for services by several consultants and service providers.

Commitments

Lease Obligations

The Company entered into an agreement with a manufacturer in Pismo Beach, California. The agreement provides for certain services to be provided by the manufacturer as needed by the Company. The agreement has an initial term of three years with one year renewals. In connection with this agreement, the Company has agreed to sublease space based in San Luis Obispo, California from the manufacturer for the purposes of the development and manufacturing of unmanned aerial vehicles. The lease provides for base monthly rent of approximately $15,000 for the initial term to be increased to $16,500 per month upon extension. The lease term begins February 1, 2017 and expires January 31, 2019 with the option to extend the term an additional 24 months. However, the Company never took possession of the premises and in July 2017, the Company made a decision to not take possession of the premises. The Company is in default of the rent payments and had received oral demand for payments. As of March 31, 2022, the Company has not made any of the required monthly rent payments in connection with this agreement. During fiscal 2017, the Company had expensed and accrued into accounts payable the remaining amounts due under the term of the lease for a total accrual of $360,000 pursuant to ASC 420-10-30. This balance remains accrued as of March 31, 2022 and September 30, 2021.

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

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Right of use asset (ROU) is summarized below:

	March 31, 2022	September 30, 2021
Operating lease at inception - June 2, 2020	$156,554	$156,554
Less accumulated reduction	(98,895)	(70,807)
Balance ROU asset	$59,659	$85,747

Operating lease liability related to the ROU asset is summarized below:

Operating lease liabilities at inception - June 2, 2020	$156,554	$156,554
Reduction of lease liabilities	(95,566)	(69,564)
Total lease liabilities	$60,988	$86,990
Less: current portion	(51,178)	(52,178)
Lease liabilities, non-current	$9,810	$34,812

Non-cancellable operating lease total future payments are summarized below:

Total minimum operating lease payments	$74,869	$106,298
Less discount to fair value	(13,881)	(19,308)
Total lease liability	$60,988	$86,990

Future minimum lease payments under non-cancellable operating leases at March 31, 2022 are as follows:

Years ending September 30,	Amount
2022	$31,940
2023	42,929
Total minimum non-cancelable operating lease payments	$74,869

For the six months ended March 31, 2022 and 2021, rent expense for all leases amounted to $34,643 and $30,924, respectively.

In December 2019, the Company relocated its primary office to 195 Paterson Avenue, Little Falls, New Jersey, under a one-year lease with a renewal option. Following the renew the monthly payments is $600. The Company added an office for Bantec Logistics, LLC on January 11, 2022, which has a monthly payment of $100.

Profit Sharing Plan (for Howco)

On April 13, 2018, Howco announced to its employees a Company-wide profit sharing program. The employee profit share is equal to their annual salary divided by the Company’s total annual payroll and multiplied by 10% of net income for the fiscal year. During the six months ended March 31, 2022 and 2021 the employees earned $0 and $0, under this plan.

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

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 16 - CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000. At March 31, 2022, cash in a bank did not exceed the federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2022.

Economic Concentrations

With respect to customer concentration, one customer accounted for approximately 78% of total sales for the six months ended March 31, 2022. Two customers accounted for approximately 45% and 38% of total sales for the six months ended March 31, 2021.

With respect to accounts receivable concentration, one customer accounted for 88% of total accounts receivable at March 31, 2022. Three customers accounted for approximately 53%, 24% and 20% of total accounts receivable at September 30, 2021.

With respect to supplier concentration, one supplier accounted for approximately 26% of total purchases for the six months ended March 31, 2022. Three suppliers accounted for approximately 23%, 12%, and 11% of total purchases for the six months ended March 31, 2021.

With respect to accounts payable concentration, three suppliers accounted for approximately 22%, 20% and 15% of total accounts payable at March 31, 2022. Three suppliers accounted for approximately 21%, 19% and 14% of total accounts payable at September 30, 2021.

Foreign sales were $0 for the six months ended March 31, 2022 and 2021.

NOTE 17 - SUBSEQUENT EVENTS

Offering Under S-1

On April 7, 2022, Trillium Partners LP subscribed to 208,333,000 shares of common stock under the S-1 for a cash payment of $125,000.

Related Party Notes

On April 25, 2022, President and CEO, Michael Bannon (personal capacity) and Howco entered into a loan agreement. Under the terms of the agreement the principal balance was stated to be $50,000, having 50 weekly payments of $1,570, for a total principal and interest payments of $78,500.

On May 6, 2022, President and CEO, Michael Bannon (personal capacity) and Howco amended his January 25, 2022 note to extend the terms. Upon amendment the principal balance was restated to be $50,310, having 46 weekly payments of $1,680 and 1 payment of $1,030, for a total principal and interest payments of $78,310.

Convertible Notes Issued

On April 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services. The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date.

On May 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services. The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date.

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

Overview

Bantec, Inc. is a distributor, construction, environmental and drone company. Through Howco Distributing Co, Bantec provides product procurement, distribution, and logistics services, to the United States Department of Defense and Defense Logistics Agency. . The Company established Bantec Sanitizing in fiscal 2021, which offers sanitizing products and equipment through its new store bantec.store. Bantec Sanitizing is currently offering Bantec Sanitizing franchises for sale. The Company has operations based in Little Falls, New Jersey and Vancouver, Washington. The Company continues to seek strategic acquisitions and partnerships with distributor, construction, environmental and drone firms that offer growth opportunities in well established markets, as well as acquisitions and partnerships with firms that have complementary technologies, services, products and infrastructure.

Liquidity and Capital Resources

As of March 31, 2022 we had $684,392 in current assets, including $387,830 in cash, compared to $1,205,058 in current assets, including $985,953 in cash, at September 30, 2021. Current liabilities at March 31, 2022, totaled $15,990,293 compared to $15,914,650, at September 30, 2021. The decrease in current assets from September 30, 2021 to March 31, 2022 is primarily due to decreases in: cash of $598,123, and prepaid expenses $23,948, partially offset by increases of approximately $41,000 and $60,000 in accounts receivable and inventory, respectively. The increase in current liabilities from September 30, 2021 to March 31, 2022, of approximately $76,000, is primarily due to the increases in accrued expenses of approximately $397,000. While we have revenues from UAV sales as of this date, no significant UAV revenues are anticipated until we have implemented our full plan of operations, specifically, initiating sales campaigns for our UAV internet and social media platforms. We must raise cash to implement our strategy to grow and expand per our business plan. We anticipate over the next 12 months the cost of being a reporting public company will be approximately $250,000.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021
Net Cash Provided by (Used in) Operating Activities	$(985,226)	$(591,628)
Net Cash Used in Investing	-	-
Net Cash Provided by (Used in) Financing Activities	$387,103	$659,018
Net Increase (Decrease) in Cash	$(598,123)	$67,390

2022, Net cash used in operating activities of $985,226, is largely the result of net losses of $1,575,676, partially offset by non-cash charges for premiums on stock settled debt, debt discount amortization, non-cash charges for services and increases to accrued expenses.

2022, Cash provided by financing activities of $387,103 is largely the result of stock sales for cash of $574,589 and cash received from issuance of convertible notes totaling $101,250, somewhat offset by repayments of various debts including bank loan and other financing arrangements at Howco.

Refer also to the Consolidated Statements of Cash Flows included in the financial statement section of this report.

Results of Operations

Three months Ended March 31, 2022 and 2021

We generated sales of $369,908 and $664,896 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $294,988, or 44%. For the three months ended March 31, 2022 and 2021, we reported cost of goods sold of $322,053 and $455,041, respectively, a decrease of $132,988, or 29%. The decrease in sales and cost of goods sold for the 2022 period as compared to the 2021 period is due to lower sales in current period due to liquidity issues and to lesser extent by our efforts to increase gross margins by reducing sales of lower margin products. While management’s focus on increasing gross margins has impacted sales levels, we believe that the Company is situated to capture greater sales without incurring significant fixed costs through three initiatives. Gross margins were 13% and 32% for the three months ended March 31, 2022 and 2021, respectively. Efforts are underway to market an expanded suite of Howco product lines on the east coast. We are expanding product offerings with high tech tactical gear to regular federal government entities (Howco lines of business), adding the high-tech tactical gear to our traditional drone assemblies along with newer more rapidly deployed drones focused on municipalities and lastly, we are adding construction contracting and sanitizing services.

For the three months ended March 31, 2022 and 2021, we reported selling, general, and administrative expenses of $547,529 as compared to $698,573, a decrease of approximately $151,000, or 22%. For the three months ended March 31, 2022 and 2021, selling, general, and administrative expenses consisted of the following:

	For the Three Months ended	For the Three Months ended
	March 31, 2022	March 31, 2021
Compensation and related benefits	$321,580	$434,715
Professional fees	187,003	196,802
Other selling, general and administrative expenses	38,946	67,056
Total selling, general and administrative expenses	$547,529	$698,573

The decrease in selling, general, and administrative costs for the 2022 period as compared to the 2021 period was due to the decrease in compensation, professional fees and in other selling, general and administrative costs stemming from lower levels of management and staff at Howco and general decreased operations (also at Howco).

For the three months ended March 31, 2022 and 2021, depreciation expense amounted to $0 and $2,458, respectively, and related to the depreciation of demonstration drones in the 2021 period. The demonstration drones were fully depreciated as of September 30, 2021.

For the three months ended March 31, 2022 and 2021, other income (expense) amounted to ($223,030) and $281,190, respectively, a decrease of approximately $504,000. The decrease was attributable gains on debt extinguishment of $75,087 and fair market value changes of derivative liabilities of $11,424 for the current period compared to $572,465 gains on debt extinguishment and fair market value changes of derivative liabilities of $22,840 from the 2021 period costs.

As a result, we reported net losses of $722,704, or $0.00 per common share, and $209,986, or $0.00 per common share, for the three months ended March 31, 2022 and 2021, respectively.

Six months Ended March 31, 2022 and 2021

We generated sales of $772,025 and $1,411,904 for the six months ended March 31, 2022 and 2021, respectively, a decrease of approximately $640,000, or 45%. For the six months ended March 31, 2022 and 2021, we reported cost of goods sold of $629,353 and $735,241, respectively, a decrease of approximately $106,000, or 14%. The decrease in sales and cost of goods sold for the 2022 period as compared to the 2021 period is due to liquidity issues and ceasing our sales of certain products from certain vendors. While management’s focus on increasing gross margins has impacted sales levels, we believe that the Company is situated to recapture sales without incurring significant fixed costs through three initiatives. Gross margins were 18% and 48% for the six months ended March 31, 2022 and 2021, respectively. Efforts are underway to market an expanded suite of Howco product lines on the east coast. We are expanding product offerings with high tech tactical gear to regular federal government entities (Howco lines of business), adding the high tech tactical gear to our traditional drone assemblies along with newer more rapidly deployed drones focused on municipalities and lastly we are adding construction contracting.

For the six months ended March 31, 2022 and 2021, we reported selling, general, and administrative expenses of $1,201,825 as compared to $1,486,879, a decrease of approximately $285,000, or 19%. For the six months ended March 31, 2022 and 2021, selling, general, and administrative expenses consisted of the following:

	For the Six Months ended	For the Six Months ended
	March 31, 2022	March 31, 2021
Compensation and related benefits	$640,420	$917,345
Professional fees	459,543	435,906
Other selling, general and administrative expenses	101,862	133,628
Total selling, general and administrative expenses	$1,201,825	$1,486,879

The decrease in selling, general, and administrative costs for the 2022 period as compared to the 2021 period was due to decreases: in compensation of approximately $278,000 or 30% and other selling, general and administrative expenses of approximately $33,000 or 24%, slightly offset by the increase of approximately $24,000 or 5% in professional fees.

For the six months ended March 31, 2022 and 2021, depreciation expense amounted to $0 and $4,916, respectively, and related to the depreciation of demonstration drones in the 2021 period. The demonstration drones were fully depreciated as of September 30, 2021.

For the six months ended March 31, 2022 and 2021, other income (expense) amounted to ($516,523) and $625,692, respectively, a decrease of approximately $1,142,000. The decrease was attributable to gains recognized on debt and other liability extinguishment of $75,087 in the current period, compared to $1,365,988 the prior year period.

As a result, we reported a net loss of $1,575,676 or $0.00 per common share, and $189,440 or $0.00 per common share, for the six months ended March 31, 2022 and 2021, respectively.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the six months ended March 31, 2022, the Company has incurred a net loss of $1,575,676 and used cash in operations of $985,226. The working capital deficit, stockholders’ deficit and accumulated deficit was $15,305,901, $15,377,405 and $34,532,516, respectively, at March 31, 2022. Furthermore, on September 6, 2019 the Company received a default notice on its payment obligations under the senior secured credit facility agreement (see Note 10), defaulted on its Note Payable – Seller in September 2017 and has since defaulted on other promissory notes. As of March 31, 2022 the Company has received demands for payment of past due amounts from several consultants and service providers. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has continued to implement cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its secured obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

Goodwill and Intangible Assets

The Company acquired a patent for a new product during the year ended September 30, 2021. The Company capitalized acquisition and related legal fees related to the patent totaling $44,650. The capitalized amount will be amortized over the five years, following the commencement of related sales. Impairment will be tested annually or as indicators of impairment are available.

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

During the three months ended March 31, 2022, the Company through its subsidiary Howco entered into contracts to package products for a third-party company servicing the same government customer base. The contracts were on job lot basis as shipped to Howco for packaging. The customer was billed upon completion each job lot at which time revenue was recognized.

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

The Company began sales of sanitizing products and services during the three months ended March 31, 2022. Revenue for this line of business is recognized upon shipment and delivery of training services (as applicable).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2022, our disclosure controls and procedures were not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In connection with the merger with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the Company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

On February 6, 2018 the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that the previous owners took excessive amounts of cash from the business prior to the close of the merger. On March 13, 2018 the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. On July 22, 2019, the Company sought and was granted a dismissal without prejudice of the lawsuit filed against the previous owners of Howco. The Company and the previous owners are in discussion to settle the matter as of March 31, 2022. An informal oral agreement with the Seller has been made whereby the Company has been paying the previous owners $3,000 per month since January 2021 in satisfaction of Sellers note payable.

In the suit Drone USA, Inc and Michael Bannon (plaintiffs) vs Dennis Antonelos (former Chief Financial Officer or CFO), currently pending in New York State court, the plaintiffs seek to compel the former CFO to meet his obligations under an agreement guaranteeing payments to another former executive. The former CFO filed a cross-claim against the plaintiffs for past due salary. The employment agreement with the former CFO allowed salary payments to be paid in cash or stock. During the year ended September 30, 2021, the Company issued 36,821,330 shares of its common stock for the past due salary and claims that this payment moots the former CFO’s claim for past due salary. The former CFO filed a motion for summary judgement which was denied, then filed an appeal to that order which is now pending. Trial has been set to commence June 24, 2022.

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

On January 21, 2022, Geneva Roth Remark Holdings Inc. converted principal of $53,750 and accrued interest of $2,6288 from its convertible note dated July 19, 2021 into 78,385,417 shares of common stock at contracted prices. Following the conversions, the balance of principal and accrued interest was $0.

On March 22, 2022, Geneva Roth Remark Holdings Inc. converted principal of $30,000 from its convertible note dated September 17, 2021 into 90,909,091 shares of common stock at contracted prices. Following the conversions, the balance of principal and accrued interest was $20,000 and $2,500 respectively.

On March 25, 2022, Geneva Roth Remark Holdings Inc. converted principal of $20,000 and accrued interest of $2,500 from its convertible note dated September 17, 2021 into 68,181,818 shares of common stock at contracted prices. Following the conversions, the balance of principal and accrued interest was $0.

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

On March 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date.

On April 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date.

On May 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date.

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

BANTEC, INC.

Dated: May 16, 2022	By:	/s/ Michael Bannon
Michael Bannon
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Bannon
Michael Bannon
Chief Financial Officer (Principal Financial Officer)