Form 10-Q
period 2022-06-30
Bantec, Inc.
filed 2022-08-15
CIK 1704795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,316,997,429 shares as of August 11, 2022.

BANTEC, INC.

Form 10-Q

June 30, 2022

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash	$243,126	$985,953
Accounts receivable	281,766	128,386
Inventory	103,053	61,837
Prepaid expenses and other current assets	4,663	28,882

Total Current Assets	632,608	1,205,058

Property and equipment, net	1,461	1,461
Patents and other intangibles, net	37,952	44,650
Right of use lease asset	46,588	85,747
Other assets	119,670	119,670

Total non-current assets	205,671	251,528

Total Assets	$838,279	$1,456,586

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,703,430	$2,667,110
Accrued expenses and interest	5,003,245	4,316,258
Convertible notes payable - net of discounts and premiums	7,433,014	7,662,640
Note payable - seller	846,000	873,000
Line of credit - bank	-	4,885
Current portion notes and loans payable – net of discounts	37,461	170,036
Loan payable, related party	48,255	-
Settlement payable	42,850	42,850
Lease liability – current portion	47,835	52,178
Derivative liabilities	134,403	125,693

Total Current Liabilities	16,296,493	15,914,650

Long-term Liabilities:
Notes and loans payable – net of current portion	130,039	303,202
Lease liability, less current portion	-	34,812

Total Long-term Liabilities	130,039	338,014

Total Liabilities	16,426,532	16,252,664

Commitments and Contingencies (Note 15)

Stockholders’ Deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, Series A preferred stock - no par value, 250 shares designated, issued and outstanding at June 30, 2022 and September 30, 2021, respectively	-	-
Common stock - $0.0001 par value, 12,000,000,000 shares authorized, 3,973,004,521 and 2,470,510,585 shares issued and outstanding at June 30, 2022 and September 30, 2021, respectively	397,301	247,052
Additional paid-in capital	19,004,219	17,913,710
Accumulated deficit	(34,989,773)	(32,956,840)

Total Stockholders’ Deficit	(15,588,253)	(14,796,078)

Total Liabilities and Stockholders’ Deficit	$838,279	$1,456,586

See accompanying notes to unaudited condensed consolidated financial statements

BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Sales	$750,756	$622,423	$1,522,781	$2,034,327

Cost of Goods Sold	629,023	494,107	1,258,376	1,229,348

Gross Profit	121,733	128,316	264,405	804,979

Operating Expenses:
Selling, general, and administrative expenses	470,612	790,539	1,672,437	2,277,418
Depreciation and amortization	6,698	2,458	6,698	7,374

Total Operating Expenses	477,310	792,997	1,679,135	2,284,792

Loss from Operations	(355,577)	(644,681)	(1,414,730)	(1,479,813)

Other Income (Expenses):
Gain (loss) on change in fair market value of derivative	(20,811)	19,880	(8,710)	(5,280)
Gains on debt extinguishment, net of prepayment penalty	159,846	-	234,933	1,365,988)
Interest and financing costs	(240,715)	(318,881)	(844,426)	(1,034,017)

Total Other Income (Expenses)	(101,680)	(299,001)	(618,203)	326,691

Net Loss before Provision for Income Tax	(457,257)	(963,682)	(2,032,933)	(1,153,122)

Provision for Income Tax	-	-	-	-

Net Loss	$(457,257)	$(963,682)	$(2,032,933)	$(1,153,122)

Basic and Diluted Loss Per Share	$(0.0)	$(0.0)	$(0.0)	$(0.0)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	3,761,574,618	1,637,212,900	3,003,634,336	1,241,731,956

See accompanying notes to unaudited condensed consolidated financial statements

BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

For the nine months ended June 30, 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2021	250	$-	2,470,510,585	$247,052	$17,913,710	$(32,956,840)	$(14,796,078)

Share-based compensation	-	-	-	-	69,108	-	69,108

Shares issued for cash	-	-	849,313,000	84,931	614,658	-	699,589

Shares issued for conversion of notes and reclassification of debt premiums	-	-	653,180,936	65,318	406,743	-	472,061
Net loss for the nine months ended June 30, 2022	-	-	-	-	-	(2,032,933)	(2,032,933)
Balance, June 30, 2022 (Unaudited)	250	$-	3,973,004,521	$397,301	$19,004,219	$(34,989,773)	$(15,588,253)

For the Three Months Ended June 30, 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2022	250	$-	3,471,816,911	$347,182	$18,807,929	$(34,532,516)	$(15,377,405)

Shares issued for cash	-	-	208,333,000	20,833	104,167	-	125,000

Shares issued for conversion of notes and reclassification of debt premiums	-	-	292,854,610	29,286	92,123	-	121,409
Net loss for the three months ended June 30, 2022	-	-	-	-	-	(457,257)	(457,257)
Balance, June 30, 2022 (Unaudited)	250	$-	3,973,004,521	$397,301	$19,004,219	$(34,989,773)	$(15,588,253)

For the Nine Months Ended June 30, 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2020	250	$-	491,032,439	$49,104	$13,080,692	$(31,074,769)	$(17,944,973)

Share-based compensation	-	-	-	-	108,651	-	108,651

Shares issued to employees	-	-	11,000,000	1,100	76,300	-	77,400

Shares issued for cash	-	-	701,447,910	70,143	1,284,889	-	1,355,032

Shares issued to non-employees for services	-	-	20,000,000	2,000	146,000	-	148,000

Shares issued for conversion of notes, fees and including premiums reclassified	-	-	444,036,557	44,405	1,220,303	-	1,264,708

Net loss for the nine months ended June 30, 2021	-	-	-	-	-	(1,153,122)	(1,153,122)
Balance, June 30, 2021 (Unaudited)	250	$-	1,667,516,906	$166,752	$15,916,835	$(32,227,891)	$(16,144,304)

For the Three Months Ended June 30, 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2021	250	$-	1,553,882,154	$155,388	$15,360,046	$(31,264,209)	$(15,748,775)

Share-based compensation	-	-	-	-	30,638	-	30,638

Shares issued to employees	-	-	5,000,000	500	56,500	-	57,000

Shares issued for cash	-	-	80,000,000	8,000	192,00	-	200,000

Shares issued to non-employees for services	-	-	10,000,000	1,000	113,000	-	114,000

Shares issued for conversion of notes, fees and including premiums reclassified	-	-	18,634,752	1,864	164,651	-	166,515

Net loss for the three months ended June 30, 2021	-	-	-	-	-	(963,682)	(963,682)
Balance, June 30, 2021 (Unaudited)	250	$-	1,667,516,906	$166,752	$15,916,835	$(32,227,891)	$(16,144,304)

See accompanying notes to these condensed consolidated unaudited financial statements.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(2,032,933)	$(1,153,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and intangibles amortization	6,698	7,374
Amortization of debt discounts	65,753	145,603
Accretion of premium on convertible note	193,557	282,089
Stock based fee, conversion of loans	3,295	6,830
Share-based compensation and other expense	69,108	277,051
Non-cash rent expense	4	804
Fee notes issued	135,000	17,500
Loss on change in fair market value of derivative	8,710	5,280
Loss on settlement of accrued expenses	-	(28,294)
(Gain) Loss on debt extinguishment	(259,215)	(1,337,753)
Loan fee expense	-	2,670
Changes in operating assets and liabilities:
Accounts receivable	(153,380)	116,090
Inventory	(41,216)	6,117
Prepaid expenses and other current assets	24,219	30,810
Accounts payable and accrued expenses	739,894	709,075
Cash Used in Operating Activities	(1,240,506)	(911,075)

Cash Flows from Financing Activities:
Proceeds stock sales	699,589	1,355,032
Proceeds from factoring loans and notes	-	430,925
Repayments of factoring loans and notes	(196,764)	(613,296)
Net proceeds from convertible notes payable	101,250	350,000
Repayments of convertible notes payable	(122,766)	(18,000)
Net proceeds from promissory notes	-	166,777
Repayments of promissory notes	-	(70,000)
Net proceeds from PPP loan payable	-	154,790
Repayment of line of credit	(4,885)	(4,961)
Proceeds promissory notes – related parties	125,000	140,000
Repayment of promissory notes – related parties	(76,745)	(55,974)
Repayment various convertible notes – related parties	-	(945,227)
Repayment seller note	(27,000)	(18,000)

Cash Provided by Financing Activities	497,679	871,956

Net Increase (Decrease) in Cash	(742,827)	(39,119)

Cash - beginning of period	985,953	164,014

Cash - end of period	$243,126	$124,895

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$26,767	$185,228
Income taxes	$-	$-

Noncash financing and investing activities:
Debt discounts	$7,500	$169,283
Issuance of common stock for note conversions and accrued interest	$305,286	$717,875
Reclassification of debt premium upon conversion	$163,480	$540,024
Issuance of common stock for accrued salary	$-	$57,000

See accompanying notes to unaudited condensed consolidated financial statements

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2021 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on January 7, 2022. The consolidated balance sheet as of September 30, 2021 contained herein has been derived from the audited consolidated financial statements as of September 30, 2021 but does not include all disclosures required by GAAP.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended June 30, 2022, the Company has incurred a net loss of $2,032,933 and used cash in operations of $1,240,506. The working capital deficit, stockholders’ deficit and accumulated deficit was $15,663,885, $15,588,253 and $34,989,773, respectively, at June 30, 2022. Furthermore, on September 6, 2019 the Company received a default notice on its payment obligations under the senior secured credit facility agreement (see Note 10), defaulted on its Note Payable – Seller in September 2017 and has since defaulted on other promissory notes. As of June 30, 2022 the Company has received demands for payment of past due amounts from several consultants and service providers. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has continued to implement cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its secured obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

JUNE 30, 2022

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

	At June 30, 2022			At September 30, 2021
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative Liability	-	-	$134,403	-	-	$125,693

A roll-forward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at September 30, 2021	$125,693
Change in fair market value of warrant	8,710
Balance at June 30, 2022	$134,403

The warrants were issued to a convertible note holder in November and December 2017 and initially determined to be equity instruments and recorded as note discount and as additional paid in capital. On June 4, 2018 the anti-dilutive provision of the warrants took effect and based on the new conversion formula management determined the warrant became a derivative liability and reclassified the Fair Value on June 4, 2018 from additional paid-in capital to derivative liability with fair market value changes recognized in operations for each reporting date. The derivative liability associated with the warrants is $134,403 at June 30, 2022.

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

Property & Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The assets are fully operational drones used as demonstration units and each unit exceeds management’s threshold for capitalization of $2,000. The Company depreciates these demonstration units over a period of 3 years. Depreciation expense was $0 and $7,374 in nine months ended June 30, 2022 and 2021, respectively. No depreciation was recognized during the nine months ended June 30, 2022, as the related equipment was depreciated to salvageable value as of September 30, 2021. Management believes that the salvageable value of $1,461 is an adequate representation of the value of the demonstration drones at June 30, 2022.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Goodwill and Intangible Assets

The Company acquired a patent for a new product during the year ended September 30, 2021. The Company capitalized acquisition and related legal fees related to the patent totaling $44,650. The capitalized amount will be amortized over the five years. Impairment will be tested annually or as indicators of impairment are available.

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

Revenue Recognition

The Company follows Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers, which has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied.

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

During the year ended September 30, 2021 and the nine months ended June 30, 2022, the Company through its subsidiary Howco entered into contracts to package products for a third-party company servicing the same government customer base. The contracts were on job lot basis as shipped to Howco for packaging. The customer was billed upon completion each job lot at which time revenue was recognized.

The Company sells drones and related products manufactured by third parties to various parties, primarily local government entities. The Company also offers technical services related to drone utilization and performs other services. Contracts for drone related products and services sales will be evaluated using the five-step process outline above. There have been no material sales for drone products or other services for which full compliance with performance obligations has not been met. Upon significant sales for drone products and services and insulation jackets, the Company will disaggregate sales by these lines of business and within the lines of business to the extent that the product or service has different revenue recognition characteristics.

The Company began sales of sanitizing products and services during the nine months ended June 30, 2022. Revenue for this line of business is recognized upon shipment and delivery of training services (as applicable).

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

JUNE 30, 2022

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

Shipping and Handling Costs

The Company has included freight-out as a component of cost of sales, which amounted to $45,316 and $25,019 for the nine months ended June 30, 2022 and 2021, respectively.

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

Lease Accounting

In February 2016, the FASB issued a new accounting standard on leases. The new standard, among other changes, requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases. The lease liability will be measured at the present value of the lease payments over the lease term. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs (e.g. commissions). The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. The adoption will require a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest period presented.

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

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The Company currently has no federal or state tax examinations in progress. As of June 30, 2022, the Company’s tax returns for the tax years 2020, 2019 and 2018 remain subject to audit, primarily by the Internal Revenue Service. The income tax returns for the tax year 2021 are on extension and have not yet been filed.

The Company did not have material unrecognized tax benefits as of June 30, 2022 and 2021 and does not expect this to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes.

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution as is the situation for the nine months ending June 30, 2022. As of June 30, 2022, 16,423 options were outstanding of which 16,423 were exercisable, and 399,256,917 warrants were outstanding and exercisable. Additionally, as of June 30, 2022, the outstanding principal balance, including accrued interest of the third-party convertible debt, totaled $8,264,967 and was convertible into 18,643,854,428 shares of common stock. The total potentially dilutive shares calculated is 19,043,127,768. It should be noted that contractually the limitations on the third-party notes (and the related warrant) limit the number of shares converted to either 4.99% or 9.99% of the then outstanding shares, which amounts to approximately 1,186,339,150 common shares, furthermore senior secured debt of $7,965,640 is held by a court appointed receiver which may be prohibited from converting the debt to common stock. As of June 30, 2022, and 2021, potentially dilutive securities consisted of the following:

	June 30, 2022	June 30, 2021
Stock options	16,423	17,223
Warrants	399,256,917	17,614,776
Related party convertible debt and accrued interest	-	49,423,106
Third party convertible debt (including senior debt)	18,643,854,428	1,361,827,432
Total	19,043,127,767	1,428,882,537

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. As of June 30, 2022, the Company did not report any segment information since the Company primarily generates sales from its subsidiary, Howco. Additionally, there are no formal cost allocations to Howco or the other subsidiaries. Furthermore no material sales have been recorded other than sales at Howco.

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

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable at June 30, 2022 and September 30, 2021 is as follow:

	June 30, 2022	September 30, 2021
Accounts receivable	$281,766	$128,386
Reserve for doubtful accounts	-	-
	$281,766	$128,386

Bad debt expense was $0 for the nine months ended June 30, 2022 and 2021.

NOTE 4 - INVENTORY

At June 30, 2022 and September 30, 2021, inventory consists of finished goods and was valued at $103,053 and $61,837, respectively. No inventory reserve was deemed necessary at June 30, 2022 or September 30, 2021.

NOTE 5 - INTANGIBLE ASSETS

The Company acquired a patent for a new product during the year ended September 30, 2021. The Company capitalized acquisition and related legal fees related to the patent totaling $44,650. The capitalized amount will be amortized over the five fiscal years commencing upon first sale or related contract. Amortization for the nine months ended June 30, 2022 amounted to $6,698, the net carrying value of the patent is $37,952.

NOTE 6 - LINE OF CREDIT - BANK

The Company has a revolving line of credit with a financial institution, which balance is due on demand and principal payments are due monthly at 1/60 th of the outstanding principal balance. This revolving line of credit is in the amount of $50,000, and is personally guaranteed by the Company’s Chief Executive Officer (“CEO”). The line bears interest at a fluctuating rate equal to the prime rate plus 4.25%, which at June 30, 2022 and September 30, 2021 was 9.75% and 7.5%, respectively. As of June 30, 2022 and September 30, 2021, respectively, the balance of the line of credit was $0 and $4,885, with $50,000, available at June 30, 2022.

NOTE 7 - SETTLEMENTS PAYABLE

On July 20, 2018, the Company entered into a settlement agreement with a collection agent for American Express relating to $127,056 of past due charges. The agreement provides for initial payment of $12,706, monthly payments of $6,500 and final payment on January 27, 2020 of $3,850. The amount due at June 30, 2022 and September 30 2021, was $42,850, and $42,850, respectively. Under the terms of the stipulation and settlement agreement, this debt is in default.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 8 - NOTE PAYABLE – SELLER

In connection with the acquisition of Howco in September 2016, the Company issued a note payable in the amount of $900,000 to the sellers of Howco. The note matured on September 9, 2017 and bears interest at 5.50% per annum. The note requires payment of unpaid principal and interest upon maturity. The note is secured by all assets of Howco Distribution Co. and subordinated to the Senior Secured Credit Facility discussed below. The note is currently in default and the default interest rate is 8% per annum. At June 30, 2022 and September 30, 2021, the principal and accrued interest on this note amounted to $846,000, $392,302 and $873,000, and $340,663, respectively.

NOTE 9 - PROMISSORY NOTES PAYABLE – RELATED PARTY OFFICER AND HIS AFFILIATES

The related party officer and his affiliates convertible notes balance consisted of the following at June 30, 2022 and September 30, 2021:

	June 30, 2022	September 30, 2021
Principal	$48,255	$-
Premiums	-	-
Total	48,255	-
Current portion, including premiums	(48,255)	-
Long term	$-	$-

Notes Payable

On January 25, 2022 a promissory note was issued to the CEO by Howco for $75,000 having weekly payments of $3,870 for twenty-five weeks, which include a total of $21,750 of interest. The principal at June 30, 2022 was $0 and interest of $18,945, was charged to interest expense. The note was repaid early therefore the interest charged was less than under the pre-amendment agreement.

On April 25, 2022 a promissory note was issued to the CEO by Howco for $50,000 having weekly payments of $1,570 for fifty weeks, which include a total of $28,500 of interest. The principal at June 30, 2022 was $48,255 and interest of $6,564, was charged to interest expense.

NOTE 10 - CONVERTIBLE NOTES PAYABLE AND ADVISORY FEE LIABILITIES

The senior secured credit facility note balance and convertible debt balances consisted of the following at June 30, 2022 and September 30, 2021:

	June 30,	September 30,
	2022	2021
Principal	$5,997,641	$6,167,407
Premiums	1,437,375	1,509,673
Unamortized discounts	(2,002)	(14,440)
	$7,433,014	$7,662,640

For the nine months ended June 30, 2022 and 2021, amortization of debt discount on the above convertible notes amounted to $19,937 and $21,423, respectively.

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

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

As of June 30, 2022, and September 30, 2021, the Company had issued 539, shares of common stock in satisfaction of the $850,000 advisory fee in accordance with the terms of the agreement, such shares being issued in September 2016. The proceeds from the sale of the 539, shares were to be applied to the $850,000 advisory fee due. Based upon the value of the shares, at the time the lender sells the shares, the Company may be required to redeem unsold shares for the difference between the $850,000 and the lender’s sales proceeds. Accordingly, the $850,000 was reflected as a current liability through December 31, 2017. In January 2018, in connection with a settlement agreement (see below), the accrued advisory fee was reclassified to the principal balance of the replacement Convertible Note. Through the date of the settlement agreement and through June 30, 2022 and September 30, 2021, the lender had not reported any proceeds from the sale of these shares (see below). Prior to the settlement agreement in January 2018, notwithstanding anything contained in the Agreement to the contrary, in the event the Lender has not realized net proceeds from the sale of Advisory Fee Shares equal to at least the Advisory Fee by the earlier to occur of: (A) September 13, 2017; (B) the occurrence of an Event of Default; or (C) the Maturity Date, then at any time thereafter, the Lender shall have the right, upon written notice to the Borrower, to require that the Borrower redeem all Advisory Fee Shares then in Lender’s possession for cash equal to the Advisory Fee, less any cash proceeds received by the Lender from any previous sales of Advisory Fee Shares, if any within five (5) Business Days from the date the Lender delivers such redemption notice to the Borrower.

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

JUNE 30, 2022

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

At June 30, 2022 and September 30, 2021, the principal of the Note B portion was $5,326,285 and accrued interest was $2,217,769 and $1,738,403 respectively and the Note A principal subject to the 3(a) (10) court order was $421,587. During the nine months ended June 30, 2022, the Company has not paid interest or principal and Livingston Asset Management (under the 3(a) (10) settlement) has not made any payments to TCA.

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

In the nine months ended June 30, 2022, there were no 3(a) (10) issuances. As of June 30, 2022, there have been seventeen issuances under section 3(a) (10) of the Securities Act totaling 1,374,885 shares; 1,273,261, in 2019, and 101,624, in 2018, which have been recorded at par value with an equal charge to additional paid-in capital. On November 17, 2019, 194,520 of the shares issued under the 3(a) (10) were cancelled at the request of Livingston. The value originally recorded as a liability remains in the convertible note balance, until these shares have been sold and reported to the Company by the lender as part of the Make-Whole provision at which time the proceeds value of such shares are reclassified to additional paid-in capital. During the years ended September 30, 2018 and September 30, 2019, proceeds of $308,100 and $270,320, respectively were remitted to TCA by Livingston and applied to reduce the liability with corresponding credits to additional paid in capital. $180,618 of debt premium was credited to additional paid in capital in conjunction with the payments to TCA. At June 30, 2022 and September 30, 2021, the balance, of $421,587 along with related debt premium of $281,054 are included in convertible notes payable on the balance sheet.

On March 7, 2018 the Company entered into a placement agent and advisory agreement with Scottsdale Capital Advisors in connection with the Livingston liability purchase term sheet executed on November 15, 2017. The placement agent services fee amounted to $15,000 payable to Scottsdale Capital Advisors in the form of a convertible note. The note matures six months from the date of issuance and shall accrue interest at the rate of 10% per annum. The $15,000 note is convertible into shares of the Company’s common stock at a discount of 30% of the low closing bid price for the twenty trading days prior to the conversion and is not subject to any registration rights. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $6,429 with a charge to interest expense. The note has not been converted and the principal balance is $15,000, at June 30, 2022 and September 30, 2021 with $7,395, and $6,273, of accrued interest, respectively. As the note has matured it is technically in default. Under the terms of the note no default interest or penalties accrue.

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

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Under the terms of the July 1, 2021 amendment to the consulting and services agreement with Livingston Asset Management, LLC, Livingston is to receive $15,000, per month in convertible promissory notes. The notes bear interest of 10% per annum and mature in nine months. The notes issued are convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The notes having a conversion feature are treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At June 30, 2022 and September 30, 2021 the accrued interest was $0 and $378, respectively.

August 1, 2021, the Company issued a $15,000 convertible promissory note to Livingston. The convertible note bears interest of 10% per annum which matures in nine months. The notes issued are convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The notes having a conversion feature are treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At June 30, 2022 and September 30, 2021, the accrued interest was $0 and $251, respectively. See below (March 7, 2022, redemption).

September 1, 2021, the Company issued a $15,000 convertible promissory note to Livingston. The convertible note bears interest of 10% per annum and matures in nine months. The notes issued are convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The notes having a conversion feature are treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At June 30, 2022 and September 30, 2021, the accrued interest was $0 and $123, respectively. See below (March 7, 2022, redemption).

On October 1, 2021, the Company issued a convertible promissory note to Livingston Asset Management LLC for $15,000 in principal for services. The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At June 30, 2022 the accrued interest was $0. See below (March 7, 2022, redemption).

On November 1, 2021, the Company issued a convertible promissory note to Livingston Asset Management LLC for $15,000 in principal for services. The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At June 30, 2022 the accrued interest was $0. See below (March 7, 2022, redemption).

On March 7, 2022, the Company redeemed five fee notes issued to Livingston Asset Management LLC (July 1, through November 1, 2021 notes above) for $85,000 cash. Principal, penalty and accrued interest of $75,000, $7,612 and $2,388 was recognized along with gain on debt extinguishment of $67,388 during the nine months ended June 30, 2022. The penalty was recorded against the gain.

On December 1, 2021, the Company terminated its agreement with Livingston Asset Management entered into a consulting and services arrangement with Frondeur Partners LLC which has no stipulated term. The arrangement provides for financial management services including accounting and related periodic reporting among other advisory services. Under the agreement the Company will issue to Frondeur Partners LLC convertible fee notes having principal of $15,000, interest of 10% per annum, maturity of nine months. The notes are convertible into common shares at a discount of 50% to the lowest bid price in the twenty trading days immediately preceding the notice of conversion. The notes are charged to professional fees for each corresponding service month.

On December 1, 2021, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. During the three months ended June 30, 2022 the principal and accrued interest of $748, were converted to common stock (See Note 12). Premium of $15,000 was reclassified to additional paid in capital.

On January 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At June 30, 2022 the accrued interest was $680.

On February 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At June 30, 2022 the accrued interest was $559.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

On March 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At June 30, 2022 the accrued interest was $438.

On April 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At June 30, 2022 the accrued interest was $374.

On May 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At June 30, 2022 the accrued interest was $251.

On June 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At June 30, 2022 the accrued interest was $123.

On November 13, 2018, the Company issued a convertible promissory note for $90,000 to a vendor in settlement of approximately $161,700 of past due amounts due for services. The note bears interest at 5%, matures on June 30, 2019 and is convertible into the Company’s common stock at 50% of the lowest closing bid price during the 20 trading days immediately preceding the notice of conversion. The note matured on June 30, 2019, there is no default penalty associated with the note, nor are there any cross-default provisions in the note. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $90,000 with a charge to interest expense for the notes. The unconverted principal, premium and accrued interest were $90,000, $90,000, and $25,725 as of September 30, 2021. At June 30, 2022 the principal, premium and accrued interest were $90,000, $90,000, and $33,862.

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

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

On March 1, 2019, the Company received a second tranche advance under the Crown Bridge Partners, LLC, master note dated October 25, 2017, for principal amount of $35,000, including covered fees and original issue discount totaling $5,000. Under the conversion terms of the above note, the holder is entitled to a 35% discount plus an additional 10% discount based on the conversion rights of certain other note holders. Therefore, a discount of 45% is assumed for any conversions of this note tranche. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $28,636 with a charge to interest expense. The original issue discount and fees charged were treated as debt discount and will be amortized to financing expenses over the term of the note. Following conversions during the year ended September 30, 2020 the principal balance and debt premium balances were reduced and the unamortized debt discount was $0, at September 30, 2020. The principal was increased by charges of $17,500 for technical default effective during the year ended September 30, 2020 and an additional put premium was calculated to be $26,250. The cross-default provisions of the note include defaults on any notes issued to third parties including any issued subsequent to the issuance of this note. The default charge and the put premium were charged to interest expense at June 30, 2020. The conversion discount increased to 60% as a result of the default. The note principal and accrued interest of $3,221 was redeemed for cash during the three months ended June 30, 2022. The principal and accrued interest balances were $2,766 and $6,464, respectively at September 30, 2021 and $0 and $3,438 at June 30, 2022.

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

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

On November 12, 2021, the Company executed a convertible promissory note issued to Sixth Street Lending LLC for $55,000, having a 10% annual interest rate, maturity of November 12, 2022, and conversion right to a 35% discount to the average of the two lowest traded price in the 15 days prior to delivery of a conversion notice. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $29,615 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The note was funded for $51,250, with $3,750, disbursed for legal and execution fees. At June 30, 2022, the note principal and accrued interest was fully converted into common stock (See Note 12) and $29,615 of premium was reclassified to additional paid in capital.

On January 11, 2022, the Company executed a convertible promissory note issued to Sixth Street Lending LLC for $53,750, having a 10% annual interest rate, maturity of January 11, 2023, and conversion right to a 35% discount to the average of the two lowest traded price in the 15 days prior to delivery of a conversion notice. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $28,942 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The note was funded for $50,000, with $3,750, disbursed for legal and execution fees. At June 30, 2022, the accrued interest was $2,437.

NOTE 11 - NOTES AND LOANS PAYABLE

The notes balance consisted of the following at June 30, 2022 and September 30, 2021:

	June 30, 2022	September 30, 2021
Principal loans and notes	$167,500	$519,054
Discounts	-	(45,816)
Total	167,500	473,238
Less Current portion	(37,461)	(170,036)
Non-current	$130,039	$303,202

On June 17, 2020, the Company through Howco, entered into a loan directly with the Small Business Administration for $150,000. The loan term is thirty years and begins amortization one year from the date of promissory note to be issued upon funding. Amortization payments are $731 per month and include interest and principal of 3.75% from the date of funding. The loan is secured by the assets of Howco. As of June 30, 2022 and September 30, 2021, the principal balance is $150,000. As of June 30, 2022, $19,961 is classified as current.

On January 26, 2021, the Company entered into a financing arrangement through its subsidiary Howco with IOU Central Inc. Howco received $121,707, net of discounts totaling $119,929 fees of $595 and prior loan payoff amounts of $75,975 (FORA) and $152,318 (IOU prior note). A total of $462,524 will be paid by direct debit of Howco’s bank account of $8,895, for 51 weekly payments and a final payment of $8,894. The Company recognized a principal amount of $462,524 with debt discounts of $119,929, and liquidated the principal balance and related discounts from the FORA and IOU prior notes. The Company’s CEO is a personal guarantor on financing facility. As of September 30, 2021, the principal balance is $140,449, with unamortized debt discount of $36,142, having a net balance of $104,307. As of June 30, 2022, the principal balance is $0, and the debt discount was fully amortized.

On March 30, 2021, the Company entered into a financing arrangement through its subsidiary Howco with ODK Capital, LLC. Howco received $83,000 less fees of $2,075 and Original Issue Discount of $29,631 to be amortized over the term of the note. A total of $112,631 will be paid by direct debit of Howco’s bank account of $2,166, for 52 weekly payments. The Company recognized a principal amount of $112,631, $2,075 charged to expense and debt discounts of $29,631. The Company’s CEO is a personal guarantor of the financing facility. As of September 30, 2021 the principal balance is $56,315, with unamortized debt discount of $9,674 having a net balance of $46,641. As of June 30, 2022, the principal balance is $0, and the debt discount was fully amortized.

In March 2021, the Company through Howco, entered into a bank loan which is guaranteed by the Small Business Administration under the Paycheck Protection Plan for $154,790. The loan has a maturity of sixty months and an interest rate of .98%. The loan will be forgiven provided the terms of forgiveness upon submission of a valid application for loan forgiveness when approved by the agent bank. The terms call for Howco to use the funds for specified purposes. Howco has put in place controls designed to ensure compliance with the terms of forgiveness. The Company received an email notification from the SBA bank agent forgiving the full amount which, has been recognized as gain on debt extinguishment.

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

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 12 - STOCKHOLDERS’ DEFICIT

Preferred Stock

As of June 30, 2022, the Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, with designations, voting, and other rights and preferences to be determined by the Board of Directors of which 4,999,750 remain available for designation and issuance.

As of June 30, 2022 and September 30, 2021, the Company has designated 250 shares of $0.0001 par value Series A preferred stock, of which 250 shares are issued and outstanding. These preferred shares have voting rights per shareholder equal to the total number of issued and outstanding shares of common stock divided by 0.99.

Common Stock

On February 14, 2022 the Company’s shareholders approved an increase in authorized common stock to 12,000,000,000 from 6,000,000,000, which became effective the same day. On August 6, 2019, the Company filed amendments with the Secretary of the State of Delaware, amending its articles of incorporation to execute a reverse stock split of 1 share for every 1,000 shares outstanding, and changing its name to Bantec, Inc. The name change and the stock split became effective in February 2020, and the transfer agent adjusted the outstanding shares for the reverse split on February 10, 2020. All share and per share related amounts in the accompanying consolidated financial statements and footnotes have been retroactively adjusted for all periods presented to recognize the reverse split. As of June 30, 2022 and September 30, 2021 there were 3,973,004,521, and 2,470,510,585, shares outstanding, respectively.

Stock Incentive Plan

The Company established its 2016 Stock Incentive Plan (the “Plan”) that permits the granting of incentive stock options and other common stock awards. The maximum number of shares available under the Plan is 100,000 shares. The Plan is open to all employees, officers, directors, and non-employees of the Company. Options granted under the Plan will terminate and may no longer be exercised (i) immediately upon termination of an employee or consultant for cause or (ii) one year after termination of employment, but not later than the remaining term of the option. As of June 30, 2022, 83,577 awards remain available for grant under the Plan.

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

Since February 2, 2022, Trillium Partners LP subscribed to 749,313,000 shares of common stock under the new S-1 for cash payments of $449,589.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

On May 18, and 25, 2022 1800 Diagonal Lending LLC (f/k/a Sixth Street Lending LLC, fully converted principal and accrued interest of $55,000 and $2,750 from the convertible note dated November 12, 2021 into 197,639,860 shares of common stock. Premium of $29,615 was reclassified to additional paid in capital.

On June 6, 2022, Frondeur Partners LLC fully converted principal and accrued interest of $15,000 and $747 from the convertible note dated December 1, 2021 into 95,214,750 shares of common stock. Premium of $15,000 was reclassified to additional paid in capital.

Stock Options

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period.

There were no options granted under the 2016 Stock Incentive Plan for the nine months ended June 30, 2022.

For the nine months ended June 30, 2022 and 2021, the Company recorded $69,108 and $108,651 of compensation and consulting expense related to stock options, respectively. Total unrecognized compensation and consulting expense related to unvested stock options at June 30, 2022 amounted to $0. The weighted average period over which share-based compensation expense related to these options will be recognized is less than one months.

For the nine months ended June 30, 2022 and the year ended September 30, 2021, a summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2021	17,223	$230.00	3.71	-
Forfeited	(800)
Outstanding at June 30, 2022	16,423	$230.00	-	-
Exercisable at June 30, 2022	16,423	$230.00	-	$-

All options were issued at an options price equal to the market price of the shares on the date of the grant.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Warrants

On November 9, 2017, the Company received a first tranche payment of $75,500 under the terms of a Securities Purchase Agreement dated October 25, 2017, with Crown Bridge under which the Company issued to Crown Bridge a convertible note in the principal amount of $105,000 and a five-year warrant to purchase 100 shares of the Company’s common stock at an exercise price of $350 as a commitment fee which is equal to the product of one-third of the face value of each tranche divided by $0.35. On December 20, 2017 an additional 200 warrants were issued as a penalty and in order to entice Crown Bridge to waive its right of first refusal to provide additional financing under the terms of their convertible note. A debt discount of $44,036 was recorded for the relative fair market value of the total 300 warrants and amortized to interest expense as of September 30, 2018. The warrants have full ratchet price protection and cashless exercise rights (See Note10). The warrant includes an anti-dilution clause that was triggered on June 4, 2018. On June 4, 2018 an unrelated convertible note holder became entitled to convert their note into common shares at a 60% discount to the stock’s market price. The anti-dilution provision trigger in the warrant agreement entitled Crown Bridge to exercise its warrants under a formula that increased the number of common shares to 31,250 at a price of $3.60 per share. Due to the fact that the number of shares and exercise price can change due to market changes in the price of the common stock the Company has concluded to treat the warrants as derivatives and to revalue that derivative at each reporting date. Therefore a derivative liability of $261,484 with a charge to additional paid in capital was recorded on June 4, 2018. As of June 30, 2022, the warrant was revalued and the warrant holder is entitled to exercise its warrants for 399,256,917 common shares and the related derivative liability is $134,403.

For the nine months ended June 30, 2022 and year ended 2021, a summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at September 30, 2021	42,777,527	$0.00112	1.11	$93,255
Anti-dilution adjustment	356,479,390
Outstanding and exercisable at June 30, 2022	399,256,917	$0.0012	.31	$131,755

NOTE 13 - DEFINED CONTRIBUTION PLANS

In August 2016, Bantec established a qualified 401(k) plan with a discretionary employer matching provision. All employees who are at least twenty-one years of age and no minimum service requirement are eligible to participate in the plan. The plan allows participants to defer up to 90% of their annual compensation, up to statutory limits. Employer contributions charged to operations for the nine months ended June 30, 2022 and 2021, was $0 and $0, respectively.

The Company’s subsidiary, Howco, is the sponsor of a qualified 401(k) plan with a safe harbor provision. All employees are eligible to enter the plan within one year of the commencement of employment. Employer contributions charged to expense for the nine months ended June 30, 2022 and 2021, was $4,502 and $6,540, respectively.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 14 - RELATED PARTY TRANSACTIONS

On October 1, 2016, the Company entered into employment agreements with two of its officers. The employment agreement with the Company’s President and CEO provides for annual base compensation of $370,000 for a period of three years, which can, at the Company’s election, be paid in cash or Common Stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity provision for the equivalent of 12 months’ base salary, and an additional one-time severance payment of $2,500,000 upon termination under certain circumstances, as defined in the agreement. On September 16, 2019, this employment agreement was modified to provide an annual salary of $624,000. The Company recognized expenses of $468,000 for the nine months ended June 30, 2022 and 2021 for the CEO’s base compensation.

On January 25, 2022 a promissory note was issued to the CEO by Howco for $75,000 having weekly payments of $3,870 for twenty-five weeks, which include a total of $21,750 of interest. On May 6, 2022, President and CEO, Michael Bannon (personal capacity) and Howco amended his January 25, 2022 note to extend the terms. Upon amendment the principal balance was restated to be $50,310, having 46 weekly payments of $1,680. The principal was full paid at June 30, 2022 and interest of $18,945, was changed to interest expense.

On April 25, 2022 a promissory note was issued to the CEO by Howco for $50,000 having weekly payments of $1,570 for fifty weeks, which include a total of $17,500 of interest. The principal was $48,255 at June 30, 2022 and interest of $6,564, was changed to interest expense.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters

On February 6, 2018 the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that the previous owners took excessive amounts of cash from the business prior to the close of the merger. On March 13, 2018 the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. On July 22, 2019, the Company sought and was granted a dismissal without prejudice of the lawsuit filed against the previous owners of Howco. The Company and the previous owners are in discussion to settle the matter as of June 30, 2022. An informal oral agreement with the Seller has been made whereby the Company has been paying the previous owners $3,000 per month since January 2021 in satisfaction of Seller’s note payable.

In connection with the merger in fiscal 2016, with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the Company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

In the suit Drone USA, Inc and Michael Bannon (plaintiffs) vs the former Chief Financial Officer (CFO), currently pending in New York State court, the plaintiffs seek to compel the former CFO to meet his obligations under an agreement guaranteeing payments to another former executive. The former CFO filed a cross-claim against the plaintiffs for past due salary. The employment agreement with the former CFO allowed salary payments to be paid in cash or stock. During the year ended September 30, 2021, the Company issued 36,821,330 shares of its common stock for the past due salary and claims that this payment moots the former CFO’s claim for past due salary. The former CFO filed a motion for summary judgement which was denied by the district court, then filed an appeal. We are currently waiting for the appellate court’s decision.

On April 10, 2019, a former service provider filed a complaint with three charges with the Superior Court Judicial District of New Haven, CT seeking payment for professional services. The Company has previously recognized expenses of $218,637, which remain unpaid in accounts payable. The Company has retained an attorney who is currently working to address the complaint. On August 9, 2019 the Company filed a motion to dismiss the charge of unjust enrichment. The judge granted the Company’s motion to dismiss. The Company, through its attorney, is working to negotiate a settlement. A pre-trial conference is scheduled for November 30, 2022. The trial date is scheduled for December 14, 2022.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

During the year ended September 30, 2019, two vendors (The Equity Group and Toppan Vintage) have asserted claims for past due amounts of approximately $59,000, arising from services provided. The Company has fully recognized in accounts payable the amounts associated with these claims and expects to resolve the matters to satisfaction of all parties.

On December 30, 2020, a Howco vendor filed a lawsuit seeking payment of past due invoices totaling $276,430 and finance charges of $40,212. The Company has recorded the liability for the invoices in the normal course of business. With this vendor and others, we have entered into monthly payment arrangements.

The Impact of COVID-19

The Company is a wholesale vendor to the Department of Defense through its wholly owned subsidiary Howco’s business has been affected due to the COVID-19 social distancing requirements mandated by the federal, state and local governments where the Company’s operations occur. For some businesses, like the Company’s, core business cannot always be done through “virtual” means, and even when this is possible, it requires significant capital and time to achieve. During the nine months ended June 30, 2022 sales and shipments at Howco have continued at a lower rate than during the nine months ended June 30, 2021. It is expected that COVID-19 restrictions had an impact on the Company’s operations during the nine months ended June 30, 2022, however the Company cannot assess the financial impact of the related COVID-19 restrictions as compared to other economic and business factors.

Settlements

On January 29, 2018, the Company entered into a settlement agreement and mutual release with a vendor who had provided public relations and other consulting services whereby the Company shall pay to this vendor an aggregate amount of $60,000 of which $30,000 was paid on February 2, 2018. The Company was to have paid ten monthly payments of $3,000 per month beginning on February 29, 2018. The vendor is to return 400 common shares of the Company’s common stock which will be cancelled upon satisfaction of the liability. The liability is recorded at $21,000 as of June 30, 2022 and September 30, 2021. The Company is in discussion with the vendor to address the past due amounts.

On November 13, 2018 the Company and a vendor agreed to settle $161,700 in past due professional fees for a convertible note in the amount of $90,000. The note bears interest at 5% and matures in July 2019, and has a fixed discount conversion feature. The note is now past due and remains unconverted at June 30, 2022; however there is no default interest or penalty associated with the default. The difference between the settlement amount and the recorded amount in accounts payable of $71,700 was recognized as a gain on debt extinguishment upon receipt of the waiver and release from the vendor.

As of June 30, 2022, the Company has received demand for payment of past due amounts for services by several consultants and service providers.

Commitments

Lease Obligations

The Company entered into an agreement with a manufacturer in Pismo Beach, California. The agreement provides for certain services to be provided by the manufacturer as needed by the Company. The agreement has an initial term of three years with one year renewals. In connection with this agreement, the Company has agreed to sublease space based in San Luis Obispo, California from the manufacturer for the purposes of the development and manufacturing of unmanned aerial vehicles. The lease provides for base monthly rent of approximately $15,000 for the initial term to be increased to $16,500 per month upon extension. The lease term begins February 1, 2017 and expires January 31, 2019 with the option to extend the term an additional 24 months. However, the Company never took possession of the premises and in July 2017, the Company made a decision to not take possession of the premises. The Company is in default of the rent payments and had received oral demand for payments. As of June 30, 2022, the Company has not made any of the required monthly rent payments in connection with this agreement. During fiscal 2017, the Company had expensed and accrued into accounts payable the remaining amounts due under the term of the lease for a total accrual of $360,000 pursuant to ASC 420-10-30. This balance remains accrued as of June 30, 2022 and September 30, 2021.

On April 16, 2020 the Company’s subsidiary Howco renewed its office and warehouse lease in Vancouver, WA for a term commencing on June 1, 2020 extending through June 1, 2023 at an initial monthly rent of approximately $5,154. The lease requires monthly payments including base rent plus CAM with annual increases.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Right of use asset (ROU) is summarized below:

	June 30, 2022	September 30, 2021
Operating lease at inception - June 2, 2020	$156,554	$156,554
Less accumulated reduction	(109,966)	(70,807)
Balance ROU asset	$46,588	$85,747

Operating lease liability related to the ROU asset is summarized below:

Operating lease liabilities at inception - June 2, 2020	$156,554	$156,554
Reduction of lease liabilities	(108,719)	(69,564)
Total lease liabilities	$47,835	$86,990
Less: current portion	(47,835)	(52,178)
Lease liabilities, non-current	$-	$34,812

Non-cancellable operating lease total future payments are summarized below:

Total minimum operating lease payments	$57,789	$106,298
Less discount to fair value	(9,954)	(19,308)
Total lease liability	$47,835	$86,990

Future minimum lease payments under non-cancellable operating leases at June 30, 2022 are as follows:

Years ending September 30,	Amount
2022	$15,767
2023	42,022
Total minimum non-cancelable operating lease payments	$57,789

For the nine months ended June 30, 2022 and 2021, rent expense for all leases amounted to $53,855 and $52,761, respectively.

In December 2019, the Company relocated its primary office to 195 Paterson Avenue, Little Falls, New Jersey, under a one-year lease with a renewal option. Following the renew the monthly payments is $600. The Company added an office for Bantec Logistics, LLC on January 11, 2022, which has a monthly payment of $100.

Profit Sharing Plan (for Howco)

On April 13, 2018, Howco announced to its employees a Company-wide profit sharing program. The employee profit share is equal to their annual salary divided by the Company’s total annual payroll and multiplied by 10% of net income for the fiscal year. During the nine months ended June 30, 2022 and 2021 the employees earned $0 and $0, under this plan.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

NOTE 16 - CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000. At June 30, 2022, cash in a bank did not exceed the federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2022.

Economic Concentrations

With respect to customer concentration, one customer accounted for approximately 80% of total sales for the nine months ended June 30, 2022. Two customers accounted for approximately 54% and 27% of total sales for the nine months ended June 30, 2021.

With respect to accounts receivable concentration, one customer accounted for 98% of total accounts receivable at June 30, 2022. Three customers accounted for approximately 53%, 24% and 20% of total accounts receivable at September 30, 2021.

With respect to supplier concentration, three suppliers accounted for approximately 21%, 11% and 10% of total purchases for the nine months ended June 30, 2022. One supplier accounted for approximately 20% of total purchases for the nine months ended June 31, 2021.

With respect to accounts payable concentration, three suppliers accounted for approximately 20%, 18% and 13% of total accounts payable at June 30, 2022. Three suppliers accounted for approximately 21%, 19% and 14% of total accounts payable at September 30, 2021.

Foreign sales were $0 for the nine months ended June 30, 2022 and 2021.

NOTE 17 - SUBSEQUENT EVENTS

Preferred Stock Authorized and Designated

On July 1, 2022, the Company authorized 1,000,000 shares of Series B Preferred convertible stock.

The Certificate of Designation for the Series B Preferred Stock authorizes a total of 1,000,000 shares of Series B Preferred Stock, with no voting rights, each share of which is convertible, after 180 days, into the Company’s Common Stock at the lower of the fixed conversion price of $0.0002 or 50% of the lowest trading price for the prior 20 trading days, under the condition that each Holder thereof cannot own greater than 9.99% of the total issued and outstanding shares of Common Stock at any one time. The Series B Preferred Stock also pays an annual 12% dividend of the Stated Value of $1.00, payable solely upon redemption, liquidation or conversion.

Preferred Stock and Common Stock Warrants Sold

On July 1, 2022, the “Company entered into separate Securities Purchase Agreements with Trillium Partners, LP (“Trillium”) and with JP Carey Limited Partners, LP (“JPC”). Under the terms of each SPA, Trillium and JPC each agreed to purchase of 224,000 shares of the Company’s Series B Preferred Stock, and a Warrant for the purchase of 1,120,000,000 shares of Common Stock, for which Trillium and JPC each agreed to pay the Company $200,000. The Company received funding under the July 1, 2022 SPAs on July 19, 2022.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The Warrants are exercisable at $0.0002 for a term of 7 years, permit the Holder thereof to elect a cashless exercise, are subject to adjustment according to certain anti-dilution provisions, and carry no voting rights

Convertible Notes Issued

On July 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services. The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date.

On August 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services. The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date.

Other Notes Issued

Since June 30, 2022, the Company entered into two convertible notes for a total principal of $448,000, for which $400,000 was received in cash. The notes mature June 23, 2023, bear interest at 12%, and may be converted into common stock at $.0002. The notes include a default interest rate of 16%, prepayment penalties and pledges to redeem the notes upon an eligible public offering. Warrants to purchase 2,240,000,000 shares of the Company’s common stock were issued in conjunction with the note issuance. The warrants include anti-dilution provisions which may alter the exercise price or the number of common shares to be issued.

Stock Issued for Convertible Notes

On July 14 and 18, 2022 1800 Diagonal Lending LLC (f/k/a Sixth Street Lending LLC, fully converted principal and accrued interest of $53,750 and $2,688 from the convertible note dated January 12, 2021 into 217,067,308 shares of common stock. Premium of $28,940 was reclassified to additional paid in capital.

On July 12, 2022, Frondeur Partners LLC fully converted principal and accrued interest of $15,000 and $744 from the convertible note dated December 1, 2021 into 126,925,600 shares of common stock. Premium of $15,000 was reclassified to additional paid in capital.

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

Liquidity and Capital Resources

As of June 30, 2022 we had $632,608 in current assets, including $243,126 in cash, compared to $1,205,058 in current assets, including $985,953 in cash, at September 30, 2021. Current liabilities at June 30, 2022, totaled $16,296,493 compared to $15,914,650, at September 30, 2021. The decrease in current assets from September 30, 2021 to June 30, 2022 is primarily due to decreases in: cash of $742,827, and prepaid expenses $24,219, partially offset by increases of approximately $153,000 and $41,000 in accounts receivable and inventory, respectively. The increase in current liabilities from September 30, 2021 to June 30, 2022, of approximately $382,000, is primarily due to the increases in accrued expenses of approximately $740,000. While we have revenues from UAV sales as of this date, no significant UAV revenues are anticipated until we have implemented our full plan of operations, specifically, initiating sales campaigns for our UAV internet and social media platforms. We must raise cash to implement our strategy to grow and expand per our business plan. We anticipate over the next 12 months the cost of being a reporting public company will be approximately $250,000.

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

We anticipate our short-term liquidity needs to be approximately $5,000,000 which will be used to satisfy certain of our existing current liabilities and we expect gross profits of approximately $500,000. To meet these needs, we intend to complete our equity financing and refinance or restructure certain existing liabilities. Once this is completed, and we implement our sales and marketing plan to sell UAV products, we anticipate minimal long-term liquidity needs which we expect to meet through equity financing or short-term borrowings.

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

The Impact of COVID-19

The Company is a wholesale vendor to the Department of Defense through its wholly owned subsidiary Howco’s business has been affected due to the COVID-19 social distancing requirements mandated by the federal, state and local governments where the Company’s operations occur. For some businesses, like the Company’s, core business cannot always be done through “virtual” means, and even when this is possible, it requires significant capital and time to achieve. During the nine months ended June 30, 2022 sales and shipments at Howco have continued at a lower rate than during the nine months ended June 30, 2021. It is expected that COVID-19 restrictions had an impact on the Company’s operations during the nine months ended June 30, 2022, however the Company cannot assess the financial impact of the related COVID-19 restrictions as compared to other economic and business factors.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021
Net Cash Provided by (Used in) Operating Activities	$(1,240,506)	$(911,075)
Net Cash Used in Investing	-	-
Net Cash Provided by (Used in) Financing Activities	$497,679	$871,956
Net Increase (Decrease) in Cash	$(742,827)	$(39,119)

2022, Net cash used in operating activities of $1,240,506, is largely the result of net losses of $2,032,933, partially offset by non-cash charges for premiums on stock settled debt, debt discount amortization, non-cash charges for services and increases to accrued expenses (interest).

2022, Cash provided by financing activities of $497,679 is largely the result of stock sales for cash of $699,589 and cash received from issuance of convertible notes totaling $101,250, somewhat offset by repayments of various debts including bank loan and other financing arrangements at Howco.

Refer also to the Consolidated Statements of Cash Flows included in the financial statement section of this report.

Results of Operations

Three months Ended June 30, 2022 and 2021

We generated sales of $750,756 and $622,423 for the three months ended June 30, 2022 and 2021, respectively, an increase of approximately $128,000, or 21%. For the three months ended June 30, 2022 and 2021, we reported cost of goods sold of $629,023 and $494,107, respectively, an increase of approximately $135,000, or 27%. The increase in sales and cost of goods sold for the 2022 period as compared to the 2021 period is due to higher sales in current period due to increased Department of Defense spending and lessening COVID 19 restrictions. While management’s focus on increasing gross margins has impacted sales levels, we believe that the Company is situated to capture greater sales without incurring significant fixed costs through three initiatives. Gross margins were 16% and 21% for the three months ended June 30, 2022 and 2021, respectively. Gross margin contractions were due to increased direct sales as packaging services have decreased. Efforts are underway to market an expanded suite of Howco product lines on the east coast. We are expanding product offerings with high tech tactical gear to regular federal government entities (Howco lines of business), adding the high-tech tactical gear to our traditional drone assemblies along with newer more rapidly deployed drones focused on municipalities and lastly, we are adding construction contracting and sanitizing services.

For the three months ended June 30, 2022 and 2021, we reported selling, general, and administrative expenses of $470,612 as compared to $790,539, a decrease of approximately $320,000, or 40%. For the three months ended June 30, 2022 and 2021, selling, general, and administrative expenses consisted of the following:

	For the Three Months ended	For the Three Months ended
	June 30, 2022	June 30, 2021
Compensation and related benefits	$259,605	$384,580
Professional fees	159,336	291,081
Other selling, general and administrative expenses	51,671	114,878
Total selling, general and administrative expenses	$470,612	$790,539

The decrease in selling, general, and administrative costs for the 2022 period as compared to the 2021 period was due to the decrease in compensation, professional fees and in other selling, general and administrative costs stemming from lower levels of management and staff at Howco and general decreased operations (also at Howco).

For the three months ended June 30, 2022 and 2021, depreciation expense amounted to $0 and $2,458, respectively, and related to the depreciation of demonstration drones in the 2021 period. The demonstration drones were fully depreciated as of September 30, 2021.

Amortization expense for intangibles was $6,698 for the three months ended June 30, 2022, as the Company began amortization during the current quarter.

For the three months ended June 30, 2022 and 2021, other income (expense) amounted to ($101,680) and ($299,001), respectively, a decrease of approximately $197,000. The decrease was attributable gains on debt extinguishment of $159,846 and decrease in interest expense of approximately $78,000 during the current period compared to three months ended June 30, 2021. This was offset by and increase in fair market value of derivatives charge of approximately $40,000.

As a result, we reported net losses of $457,257, or $0.00 per common share, and $963,682, or $0.00 per common share, for the three months ended June 30, 2022 and 2021, respectively.

Nine months Ended June 30, 2022 and 2021

We generated sales of $1,522,781 and $2,034,327 for the nine months ended June 30, 2022 and 2021, respectively, a decrease of approximately $512,000, or 25%. For the nine months ended June 30, 2022 and 2021, we reported cost of goods sold of $1,258,376 and $1,229,348, respectively, an increase of approximately $29,000, or 2%. The increase in sales is largely due to increased Department of Defense spending and lessening of the COVID 19 restrictions. The increase in cost of goods sold for the 2022 period as compared to the 2021 period is due to higher direct sales, and lower sales of packaging services. While management’s focus on increasing gross margins has impacted sales levels, we believe that the Company is situated to recapture sales without incurring significant fixed costs through three initiatives. Gross margins were 17% and 40% for the nine months ended June 30, 2022 and 2021, respectively. Efforts are underway to market an expanded suite of Howco product lines on the east coast. We are expanding product offerings with high tech tactical gear to regular federal government entities (Howco lines of business), adding the high tech tactical gear to our traditional drone assemblies along with newer more rapidly deployed drones focused on municipalities and lastly we are adding construction contracting.

For the nine months ended June 30, 2022 and 2021, we reported selling, general, and administrative expenses of $1,672,437 as compared to $2,277,418, a decrease of approximately $605,000, or 27%. For the nine months ended June 30, 2022 and 2021, selling, general, and administrative expenses consisted of the following:

	For the Nine Months ended	For the Nine Months ended
	June 30, 2022	June 30, 2021
Compensation and related benefits	$900,026	$1,301,925
Professional fees	618,879	726,986
Other selling, general and administrative expenses	153,532	248,507
Total selling, general and administrative expenses	$1,672,437	$2,277,418

The decrease in selling, general, and administrative costs for the 2022 period as compared to the 2021 period was due to decreases: in compensation of approximately 31% professional fees of 15% and other selling, general and administrative expenses of approximately 38%.

For the nine months ended June 30, 2022 and 2021, depreciation expense amounted to $0 and $7,374, respectively, and related to the depreciation of demonstration drones in the 2021 period. The demonstration drones were fully depreciated as of September 30, 2021.

Amortization expense for intangibles was $6,698 for the nine months ended June 30, 2022, as the Company began amortization during the current period.

For the nine months ended June 30 2022 and 2021, other income (expense) amounted to ($618,203), and $326,691, respectively, a change of approximately $945,000. The increase to other loss was attributable to gains recognized on debt and other liability extinguishment of approximately $1,366,000 in the prior period, compared to approximately $235,000 in the current period.

As a result, we reported a net loss of $2,032,933 or $0.00 per common share, and $1,153,122 or $0.00 per common share, for the nine months ended June 30, 2022 and 2021, respectively.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended June 30, 2022, the Company has incurred a net loss of $2,032,933 and used cash in operations of $1,240,506. The working capital deficit, stockholders’ deficit and accumulated deficit was $15,663,885, $15,588,253 and $34,989,773, respectively, at June 30, 2022. Furthermore, on September 6, 2019 the Company received a default notice on its payment obligations under the senior secured credit facility agreement (see Note 10), defaulted on its Note Payable – Seller in September 2017 and has since defaulted on other promissory notes. As of June 30, 2022 the Company has received demands for payment of past due amounts from several consultants and service providers. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has continued to implement cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its secured obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

Revenue Recognition

The Company follows Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers, which has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied.

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

During the year ended September 30, 2021 and the nine months ended June 30, 2022, the Company through its subsidiary Howco entered into contracts to package products for a third-party company servicing the same government customer base. The contracts were on job lot basis as shipped to Howco for packaging. The customer was billed upon completion each job lot at which time revenue was recognized.

The Company sells drones and related products manufactured by third parties to various parties, primarily local government entities. The Company also offers technical services related to drone utilization and performs other services. Contracts for drone related products and services sales will be evaluated using the five-step process outline above. There have been no material sales for drone products or other services for which full compliance with performance obligations has not been met. Upon significant sales for drone products and services and insulation jackets, the Company will disaggregate sales by these lines of business and within the lines of business to the extent that the product or service has different revenue recognition characteristics.

The Company began sales of sanitizing products and services during the nine months ended June 30, 2022. Revenue for this line of business is recognized upon shipment and delivery of training services (as applicable).

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

Lease Accounting

In February 2016, the FASB issued a new accounting standard on leases. The new standard, among other changes, required lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases. The lease liability will be measured at the present value of the lease payments over the lease term. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs (e.g. commissions). The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. The adoption will require a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest period presented.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2022, our disclosure controls and procedures were not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In connection with the merger with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the Company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

On February 6, 2018 the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that the previous owners took excessive amounts of cash from the business prior to the close of the merger. On March 13, 2018 the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. On July 22, 2019, the Company sought and was granted a dismissal without prejudice of the lawsuit filed against the previous owners of Howco. The Company and the previous owners are in discussion to settle the matter as of June 30, 2022. An informal oral agreement with the Seller has been made whereby the Company has been paying the previous owners $3,000 per month since January 2021 in satisfaction of Sellers note payable.

In the suit Drone USA, Inc and Michael Bannon (plaintiffs) vs former Chief Financial Officer or CFO, currently pending in New York State court, the plaintiffs seek to compel the former CFO to meet his obligations under an agreement guaranteeing payments to another former executive. The former CFO filed a cross-claim against the plaintiffs for past due salary. The employment agreement with the former CFO allowed salary payments to be paid in cash or stock. During the year ended September 30, 2021, the Company issued 36,821,330 shares of its common stock for the past due salary and claims that this payment moots the former CFO’s claim for past due salary. The former CFO filed a motion for summary judgement which was denied, then filed an appeal to that order which is now pending..

On April 10, 2019, a former service provider filed a complaint with three charges with the Superior Court Judicial District of New Haven, CT seeking payment for professional services. The Company has previously recognized expenses of $218,637, which remain unpaid in accounts payable. The Company has retained an attorney who is currently working to address the complaint. On August 9, 2019 the Company filed a motion to dismiss the charge of unjust enrichment. The judge granted the Company’s motion to dismiss.. Pre-trial meeting is scheduled for November 30, 2022. Trial is scheduled for December 14, 2022. The Company, through its attorney, is working to negotiate a settlement

During the year ended September 30, 2019, two vendors (The Equity Group and Toppan Vintage) have asserted claims for past due amounts of approximately $59,000, arising from services provided. The Company has fully recognized, in accounts payable, the amounts associated with these claims and expects to resolve the matters to satisfaction of all parties.

On December 30, 2020, a Howco vendor filed a lawsuit seeking payment of past due invoices totaling $276,430 and finance charges of $40,212. The Company has recorded the liability for the invoices in the normal course of business.. With this vendor and other vendors the company has entered into monthly payment arrangements.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Unregistered Securities

Since March 31, 2022, the Company issued the following unregistered securities:

Shares Issued for Conversions of Convertible Notes

On May 18, and 25, 2022 1800 Diagonal Lending LLC (f/k/a Sixth Street Lending LLC, fully converted principal and accrued interest of $55,000 and $3,295 from the convertible note dated November 12, 2021 into 197,639,860 shares of common stock. Premium of $29,615 was reclassified to additional paid in capital.

On June 6, 2022, Frondeur Partners LLC fully converted principal and accrued interest of $15,000 and $747 from the convertible note dated December 1, 2021 into 95,214,750 shares of common stock. Premium of $15,000 was reclassified to additional paid in capital.

On July 12, 2022, Frondeur Partners LLC fully converted principal and accrued interest of $15,000 and $744 from the convertible note dated December 1, 2021 into 126,925,600 shares of common stock. Premium of $15,000 was reclassified to additional paid in capital.

On July 14 and 18, 2022 1800 Diagonal Lending LLC (f/k/a Sixth Street Lending LLC, fully converted principal and accrued interest of $53,750 and $2,688 from the convertible note dated January 12, 2021 into 217,067,308 shares of common stock. Premium of $28,940 was reclassified to additional paid in capital.

Preferred Stock and Common Stock Warrants Sold

On July 1, 2022, the “Company entered into separate Securities Purchase Agreements with Trillium Partners, LP (“Trillium”) and with JP Carey Limited Partners, LP (“JPC”). Under the terms of each SPA, Trillium and JPC each agreed to purchase of 224,000 shares of the Company’s Series B Preferred Stock, and a Warrant for the purchase of 1,120,000,000 shares of Common Stock, for which Trillium and JPC each agreed to pay the Company $200,000. The Company received funding under the July 1, 2022 SPAs on July 19, 2022.

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

On June 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date.

On July 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services. The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date.

On August 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services. The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date.

Other Notes Issued

Since June 30, 2022, the Company entered into two convertible notes for a total principal of $448,000, for which $400,000 was received in cash. The notes mature June 23, 2023, bear interest at 12%, and may be converted into common stock at $.0002. The notes include a default interest rate of 16%, prepayment penalties and pledges to redeem the notes upon an eligible public offering. Warrants to purchase 2,240,000,000 shares of the Company’s common stock were issued in conjunction with the note issuance. The warrants include anti-dilution provisions which may alter the exercise price or the number of common shares to be issued.

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

BANTEC, INC.

Dated: August 15, 2022	By:	/s/ Michael Bannon
Michael Bannon
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Bannon
Michael Bannon
Chief Financial Officer (Principal Financial Officer)