Form 10-Q/A
period 2022-06-30
Bantec, Inc.
filed 2022-08-19
CIK 1704795

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

 EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of Bantec, Inc. (the "Company") that was filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 15, 2022 (the “Form 10-Q”) is to add this Explanatory Note regarding changes made to the descriptions of certain transactions detailed below, under Note 17, Subsequent Events.

Merchant Advance, Preferred Stock and Common Stock Warrants Sold

As previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on July 26, 2022, the Company entered into separate Securities Purchase Agreements (each an “SPA”) with Trillium Partners, LP (“Trillium”) and with JP Carey Limited Partners, LP (“JPC”) , collectively (“the investors”) on July 1, 2022. Under the terms of each SPA, Trillium and JPC each agreed to purchase of 224,000 shares of the Company’s Series B Preferred Stock, and a Warrant for the purchase of 1,120,000,000 shares of Common Stock, for which Trillium and JPC each agreed to pay the Company $200,000. The Company received funding totaling $400,000 under the July 1, 2022 SPAs on July 19, 2022.

What was not previously reported under Subsequent Events in the Form 10-Q is that as part of these transactions, both Trillium and JPC agreed to advance funds under a merchant financing arrangement. The advance agreements, which will be treated as loans, each may be up to $750,000, of which $200,000 was funded by each of the investors. The Series B Preferred shares and the warrants were issued as additional consideration for the advance agreement.

Other Notes Issued

In the Form 10-Q, the Company previously reported under Subsequent Events, Other Notes Issued, that as part of the transactions detailed above with Trillium and JPC, that the Company also received additional funding of $400,000 in cash, for selling two convertible notes, to Trillium and JPC, each with a principal amount of $224,000, with total principal of $448,000. Reference to these two Notes have been deleted from Subsequent Events because the Company did not receive additional funding of $400,000 for the purchase of the Notes.

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

i

BANTEC, INC.

Form 10-Q

June 30, 2022

ii

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

Merchant Advance, Preferred Stock and Common Stock Warrants Issued

On July 1, 2022, the “Company entered into separate Securities Purchase Agreements with Trillium Partners, LP (“Trillium”) and with JP Carey Limited Partners, LP (“JPC”). Under the terms of each SPA, Trillium and JPC each agreed to advance funds under a merchant financing arrangement, treated as loans. The Company agreed to issue 224,000 shares of the Company’s Series B Preferred Stock, and a Warrant for the purchase of 1,120,000,000 shares of Common Stock as consideration for the advance agreement. Trillium and JPC each agreed to advance the Company $200,000. The Company received funding under the July 1, 2022 agreements on July 19, 2022.

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

Merchant Advance, Preferred Stock and Common Stock Warrants Issued

On July 1, 2022, the “Company entered into separate Securities Purchase Agreements with Trillium Partners, LP (“Trillium”) and with JP Carey Limited Partners, LP (“JPC”). Under the terms of each SPA, Trillium and JPC each agreed to advance funds under a merchant financing arrangement, treated as loans. The Company agreed to issue 224,000 shares of the Company’s Series B Preferred Stock, and a Warrant for the purchase of 1,120,000,000 shares of Common Stock as consideration for the advance agreement. Trillium and JPC each agreed to advance the Company $200,000. The Company received funding under the July 1, 2022 agreements on July 19, 2022.

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

BANTEC, INC.

Dated: August 18, 2022	By:	/s/ Michael Bannon
Michael Bannon
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Bannon
Michael Bannon
Chief Financial Officer (Principal Financial Officer)