Form 10-K
period 2022-09-30
Bantec, Inc.
filed 2023-01-12
CIK 1704795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming officers and directors are affiliates) was approximately $2,171,943 as of March 31, 2022, computed on the basis of the closing price on such date.

As of December 31, 2022, there were 5,864,107,732 shares of the registrant’s Common Stock outstanding.

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

i

PART I

ITEM 1. BUSINESS

Organizational History

We were formed in Delaware on June 26, 1972 as OCR Corporation, underwent a series of name changes and businesses and on April 25, 2008 changed our name to Texas Wyoming Drilling, Inc. On January 26, 2016, we entered into an Equity Exchange Agreement (the “EEA”) whereby we acquired all of the issued and outstanding membership interests in Drone USA, LLC in exchange for 440,425 shares of our common stock and 250 shares of Series A preferred stock, subsequent and pursuant to our completing a 1-for-150 share reverse stock split on all issued and outstanding common stock which resulted in total issued and outstanding shares of common stock of 6,368 immediately prior to this issuance. In connection with the EEA, 1,253 shares of common stock were relinquished and an additional 44,043 shares of common stock were issued pursuant to a previous settlement agreement. In connection with the EEA, effective January 26, 2016, we accepted the resignation of Margaret Cadena, the former Chief Executive Officer and Board member, and Richard Kugelman, Dr. Robert Michet, and Dr. David Durkin, the remaining former officers and Board members, and appointed Michael Bannon as Chief Executive Officer, President, Chairman and Board member and the former Chief Financial Officer of Drone USA, LLC, as Secretary, Treasurer, and Board member. Our former CFO resigned as our CFO and as a member of our Board on July 10, 2017 and Michael Bannon was appointed as CFO. On May 19, 2016, we changed our name to Drone USA, Inc., we changed our ticker symbol to DRUS, and we completed a 1-for-12 share reverse stock split on all issued and outstanding common stock, with a record date of May 24, 2016, which resulted in total issued and outstanding shares of common stock of 40,842 on June 17, 2016 when all round lot issuances were completed. The company notified shareholders May 30, 2018 that it intended to increase the authorized shares from 200,000 to 1,500,000 and change the name to Bantek Inc. On February 24, 2019, the company notified the shareholders that intended to increase the authorized shares from 1,500,000,000 to 6,000,000,000 shares. Bantek, Inc. filed a change of name to Bantec, Inc. and to effect a reverse stock split (of the common stock) of 1 for 1,000 on September 16, 2019, which became effective on February 10, 2020. All share and per share data have been retrospectively adjusted for the effects of all reverse splits.

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

On September 9, 2016, Howco Distributing Co., (“Howco”) became a wholly owned subsidiary of Bantec, Inc. We acquired all of its issued and outstanding shares held by Paul Charles (“Chuck”) Joy and Kathryn B. Joy, the founders and officers of Howco, for $3,500,000, a warrant for 500 shares of Bantec, Inc. common stock with an exercise price of $10.00 per share, and earnout consideration, the funds for which were received from the TCA loan discussed below. We paid $2,600,000 in cash and issued a note to the sellers for $900,000. Howco is a supplier of spare and replacement parts to the United States Federal Government and commercial customers worldwide with expertise in Defense Logistics Agency, TACOM, NECO and other Department of Defense acquisition groups. Howco understands the entire contract and administration management process for Federal Government contracts and supply chain logistics for its Federal Government customers as well as prime contractors with Federal Government contracts. Prior to the acquisition, Howco reported revenues of approximately $18.78 million and $24.86 million, and net income of approximately $903,000 and $1,013,000, for the period from October 1, 2015 through September 9, 2016 and the year ended September 30, 2015, respectively. For the year ended September 30, 2022, one customer accounted for approximately 78% of Howco’s total sales. Howco’s dependence on one significant customer, is a risk for its ability to maintain or increase its future revenues since the loss of one or both could have significant adverse financial consequences for Howco and Bantec, Inc.

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

The Impact of COVID-19

The Company is a wholesale vendor to the Department of Defense through its wholly owned subsidiary Howco whose business has been affected due to the COVID-19 social distancing requirements mandated by the federal, state and local governments where the Company’s operations occur. For some businesses, like the Company’s, core business cannot always be done through “virtual” means, and even when this is possible, it requires significant capital and time to achieve. During the year ended September 30, 2022 sales and shipments at Howco have increased modestly from the year ended September 30, 2021. It is anticipated that COVID-19 restrictions had an impact on the Company’s operations during the year ended September 30, 2022, however the Company cannot assess the financial impact of the related COVID-19 restrictions as compared to other economic and business factors.

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

Acquisitions

We are looking to acquire companies in industries where we possess experience. For example, we would like to acquire companies in the armament, environmental, solar, manufacturing, robotic and logistics industries. When acquired, we will initially run the companies as independent entities keeping their identities temporarily intact. When we are confident that we fully know the business and their customers, we will begin to bring them into the Bantec family changing their names to a Bantec division such as Bantec Robotics, Bantec Arms or Bantec Solar. In the future, we may to look to franchise some of our divisions. This will make up our primary growth path. These are our potential and intended divisions:

1.	Bantec Arms

2.	Bantec Robitics

3.	Bantec Environmental

4.	Bantec Logistics

5.	Bantec Solar

Bantec Sanitizing

Through Bantec Sanitizing (a division of Bantec), through our franchising efforts, we sell disinfecting products and equipment to facility owners in hospitals, universities, manufacturers and building owners. We sell sanitizing products through our website at Bantec.store.

Howco’s Business

Howco is a premier supplier of spare and replacement parts to a wide variety of Federal Government agencies, U.S. military prime contractors and commercial customers worldwide. Founded in 1990 and located in Vancouver, Washington, Howco’s services encompass bid solicitation, contract management, packaging and logistics for construction, transportation, mining and heavy equipment spare and replacement parts to customers worldwide utilizing a wide variety of supply chain solutions. Howco was the winner of the 2012 United States’ Department of Defense Logistics Agency’s Bronze Supplier Award. Howco reported revenues of approximately $2.3 million and $2.4 million, and net (loss) of approximately ($198,000) and ($163,000), for the years ended September 30, 2022 and 2021, respectively.

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

Employees

We have five full-time employees, one with Bantec and four are with Howco, along with two part-time employees with Howco. We have no labor union contracts and believe relations with our employees are satisfactory.

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

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million and annual revenues of less than $100 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time as we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act (“SOX”) requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

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

Our cash and cash equivalents were $186,386 at September 30, 2022. For the year ended September 30, 2022, the Company has incurred a net loss of $2,673,346 and used cash in operations of $1,644,132. The working capital deficit, stockholders’ deficit and accumulated deficit was $15,800,583, $16,578,533 and $35,630,186, respectively, at September 30, 2022. Furthermore, on September 6, 2019, we received a default notice on our payment obligations under the senior secured credit facility agreement with TCA, defaulted on our note payable – Seller in September 2017 and have defaulted on other promissory notes and as of September 30, 2022, we have received several demands for payment of past due amounts for services from several consultants and service providers. These matters raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of our consolidated financial statements included elsewhere in this Form 10-K. Our ability to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. We continue to implement cost-cutting measures, raise equity through our effective S-1 private placement, restructure or repay our secured obligations and structure payment plans, if necessary, with vendors and service providers who are owed money. The accompanying consolidated financial statements elsewhere in this Form 10-K do not include any adjustments that might be required should we be unable to continue as a going concern. We continue to incur significant operating losses, and management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop and market our products. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to market our drone technology, continue with sales of equipment spare and replacement parts to the U.S. Government and commercial customers and raise additional capital.

Management believes that we have access to capital resources through possible public or private equity offerings, exchange offers, debt financings, corporate collaborations or other means. On September 29, 2022 our current form S-1 became effective and since then we have issued shares for cash. Cash proceeds are been being utilized to reduce debt and fund current and planned operations. In addition, we continue to explore opportunities to strategically monetize our technology and our services, although there can be no assurance that we will be successful with such plans. We have historically been able to raise capital through equity and debt offerings, although no assurance can be provided that we will continue to be successful in the future. If we are unable to raise sufficient capital through 2023 or otherwise, we may be required to severely curtail, or even to cease, our operations.

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

Risks Associated with the Environmental Cleaning and Sanitizing Industry

Estimating:

We and/or franchisees may estimate projects incorrectly and ultimately lose money. Depending on the scope and price of the project, this loss could be extensive (in hundreds of thousands or possibly millions).

Regulations:

In the Environmental Cleaning and Sanitizing we must comply with federal and state regulations. Federal OSHA/EPA inspectors or state Safety/Environmental inspectors might visit our projects and possibly find violations and ultimately levy thousands of dollars in fines on us. Being fined could also damage our reputation with our customers.

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

Under the Credit Facility, effective September 13, 2016, with TCA Global Credit Master Fund, L.P. (“TCA”), we borrowed $3.5 million to acquire Howco and pay certain creditors. The initial loan was due 18 months from the date of the loan and an interest rate of 18% per annum and a default interest rate of 25% per annum. The note, accrued interest, contingency and advisory fees were restructured and as of September 30, 2022, we had approximately $5,326,285 in outstanding principal and $2,377,557 interest owed to TCA, in addition to $421,587, outstanding under the 3(a)(10) settlement agreement. Under the terms of the Credit Facility, all amounts due under it are secured by our assets, including the assets of Howco. As a result of being in default of our payment obligations under the Credit Facility, TCA could foreclose on its security interest and liquidate or take possession of some or all of these assets, which would harm our business, financial condition and results of operations and could require us to curtail, or even to cease, operations.

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

Our sales to our public sector customers are impacted by government spending policies, budget priorities and revenue levels. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for approximately 89% of Howco’s net sales for fiscal 2022. An adverse change in government spending policies (including budget cuts at the federal level resulting from sequestration), budget priorities or revenue levels could cause our public sector customers to reduce their purchases or to terminate or not renew their contracts with us, which could adversely affect our business, results of operations or cash flows.

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

Approximately 89% of our U.S. revenues from Howco’s operations in fiscal 2022 have been from and will continue to be from sales and services rendered directly or indirectly to the U.S. Government. Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government programs, primarily defense-related programs with the Department of Defense (DoD), as well as a broad range of programs with the Department of Homeland Security, the intelligence community and other departments and agencies. Cost cutting including through consolidation and elimination of duplicative organizations and insurance has become a major initiative for DoD. The funding of our programs is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions. The overall level of U.S. defense spending increased in recent years for numerous reasons, including increases in funding of operations in Iraq and Afghanistan. However, with the winding down of both wars, defense spending levels are becoming increasingly difficult to predict and are expected to be affected by numerous factors. Such factors include priorities of the Administration and the Congress, and the overall health of the U.S. and world economies and the state of governmental finances.

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

Our financial performance is largely dependent on our performance under our U.S. Government contracts. Government customers have the right to cancel any contract for its convenience. An unanticipated termination of, or reduced purchases under, one of the Company’s major contracts whether due to lack of funding, for convenience or otherwise, or the occurrence of delays, cost overruns and product failures could adversely impact our results of operations and financial condition. If one of our contracts were terminated for convenience, we would generally be entitled to payments for our allowable costs and would receive some allowance for profit on the work performed. If one of our contracts were terminated for default, we would generally be entitled to payments for our work that has been accepted by the government. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts and orders. Furthermore, on contracts for which we are a subcontractor and not the prime contractor, the U.S. Government could terminate the prime contract for convenience or otherwise, irrespective of our performance as a subcontractor.

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

As of the date of this Form 10-K, our executive officers and directors beneficially own approximately 2.2% of our shares of common stock and the CEO owns 250 shares of Series A preferred stock the voting rights for the Series A shares entitles the shareholder to voting rights equal to the number of common shares outstanding divided by .99 which will always grant the holder a majority voting capability. As a result, our executive officers and directors may be able to: elect or defeat the election of our directors, amend or prevent amendment to our certificates of incorporation or bylaws, effect or prevent a merger, sale of assets or other corporate transaction, and control the outcome of any other matter submitted to the shareholders for vote. Accordingly, our outside stockholders may be unable to influence management and exercise control over our business.

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

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

ITEM 3. LEGAL PROCEEDINGS

In connection with the 2016 fiscal year merger with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the Company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

On February 6, 2018 the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that the previous owners took excessive amounts of cash from the business prior to the close of the merger. On March 13, 2018 the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. On July 22, 2019, the Company sought and was granted a dismissal without prejudice of the lawsuit filed against the previous owners of Howco. The Company and the previous owners are in discussion to settle the matter as of September 30, 2022. An informal oral agreement with the Seller has been made whereby the Company has been paying the previous owners $3,000 per month since January 2021 in satisfaction of Sellers note payable.

In the suit Drone USA, Inc and Michael Bannon (plaintiffs) vs Dennis Antonelos (former Chief Financial Officer or CFO), currently pending in New York State court, the plaintiffs seek to compel the former CFO to meet his obligations under an agreement guaranteeing payments to another former executive. The former CFO filed a cross-claim against the plaintiffs for past due salary. The employment agreement with the former CFO allowed salary payments to be paid in cash or stock. During the year ended September 30, 2021, the Company issued 36,821,330 shares of its common stock for the past due salary and claims that this payment moots the former CFO’s claim for past due salary. During the year ended September 30, 2022 the Company cancelled the shares issued which were reclassified to equity. The former CFO filed a motion for summary judgement which was denied, then filed an appeal to that order. The appellate court reversed the lower court’s decision denying the summary judgement.

On April 10, 2019, a former service provider filed a complaint with three charges with the Superior Court Judicial District of New Haven, CT seeking payment for professional services. The Company has previously recognized expenses of $218,637, which remain unpaid in accounts payable. The Company has retained an attorney who is currently working to address the complaint. On August 9, 2019 the Company filed a motion to dismiss the charge of unjust enrichment. The judge granted the Company’s motion to dismiss. The Company, through its attorney, is working to negotiate a settlement. A trial is scheduled for March 2023.

During the year ended September 30, 2019, two vendors (The Equity Group and Toppan Vintage) have asserted claims for past due amounts of approximately $59,000, arising from services provided. The Company has fully recognized, in accounts payable, the amounts associated with these claims and expects to resolve the matters to satisfaction of all parties.

On December 30, 2020, a Howco vendor filed a lawsuit seeking payment of past due invoices totaling $276,430 and finance charges of $40,212. The Company has recorded the liability for the invoices in the normal course of business. Management at Howco as well as an intermediary consultant structured a repayment plan with this vender and other venders as well.

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

QUARTER ENDED	HIGH	LOW
September 30, 2022	$0.0003	$0.0002
June 30, 2022	$0.0005	$0.0004
March 31, 2022	$0.0007	$0.0006
December 31, 2021	$0.0013	$0.0011

September 30, 2021	$0.0072	$0.0028
June 30, 2021	$0.0174	$0.0068
March 31, 2021	$0.1	$0.003
December 31, 2020	$0.0051	$0.0021

Holders

As of December 31, 2022, there were 5,864,107,732, shares of common stock outstanding, which were held by approximately 314 record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans as of September 30, 2022. There are no equity compensation plans that have not been approved by our security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	16,423	$230	83,577

Issuance of Unregistered Securities

Since June 30, 2022, the Company issued the following unregistered securities:

Shares Issued for Conversion of Convertible Notes

On July 12, 2022, Frondeur Partners LLC fully converted principal and accrued interest of $15,000 and $744 from the convertible note dated January 1, 2022 into 126,925,600 shares of common stock. Premium of $15,000 was reclassified to additional paid in capital.

On July 14, and 18, 2022 1800 Diagonal Lending LLC (f/k/a Sixth Street Lending LLC, fully converted principal and accrued interest of $53,750 and $2,688 from the convertible note dated November 12, 2021 into 217,067,308 shares of common stock. Premium of $28,942 was reclassified to additional paid in capital.

On September 23 2022, Frondeur Partners LLC fully converted principal and accrued interest of $15,000 and $777 from the convertible note dated February 1, 2022 into 127,144,733 shares of common stock. Premium of $15,000 was reclassified to additional paid in capital.

On October 3, 2022, the Company issued 191,826,700 shares of common stock in conversion of Frondeur Partners LLC, convertible note payable dated March 1, 2022, All principal of $15,000 and accrued interest of $888 were converted.

On November 17, 2022, the Company issued 384,804,200 shares of common stock in conversion of Frondeur Partners LLC, convertible note payable dated April 1, 2022, All principal of $15,000 and accrued interest of $945 were converted.

On December 1, 2022, the Company issued 383,489,000 shares of common stock in conversion of Frondeur Partners LLC, convertible note payable dated May 1, 2022, All principal of $15,000 and accrued interest of $879 were converted.

Warrants to Purchase Common Stock Issued

On July 1, 2022, the “Company entered into separate Securities Purchase Agreements with Trillium Partners, LP (“Trillium”) and with JP Carey Limited Partners, LP (“JPC”). Under the terms of each SPA, Trillium and JPC each agreed to advance funds under a merchant financing arrangement, treated as loans. Warrants for the purchase of 1,120,000,000 shares of Common Stock were issued as consideration for the advance agreement. In total 2,240,000,000 warrants were issued and a relative value for the bundled transaction of $200,387, was charged to debt discount (amortized to interest expense over the term of the related loans), additional paid in capital was credited for the same amount.

The Warrants are exercisable at $0.0002 for a term of 7 years, permit the Holder thereof to elect a cashless exercise, are subject to adjustment according to certain anti-dilution provisions, and carry no voting rights.

Preferred Stock Issued

On July 1, 2022 the Company’s Board of Directors designated as Series B Preferred Stock and authorized 1,000,000 shares which will not be subject to increase without the consent of the holders (each a “Holder” and collectively, the “Holders”) of a majority of the outstanding shares of Series B Preferred Stock. The designations, powers, preferences, rights and restrictions granted or imposed upon the Series B Preferred Stock are as set forth in the Certificate of Designation as filed. Each share of Series B Preferred Stock shall have a stated value of $1.00 (the “Stated Value”). Ranking The Series B Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior with respect to dividends and right of liquidation with the Company’s common stock and (b) junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Company and existing and outstanding preferred stock of the Company.

During July 2022, the Company issued 448,000 shares of the Series B Preferred Stock in conjunction with a debt financing with two investors (See also footnote 11 in the financial statements). The Company determined that under ASC 480, the Series B Preferred Stock should be treated as Temporary Equity and that it needed to apply the SAB topic 3c (SEC guidance) as well. Upon issuance of the shares the Company allocated a relative value of $101,368 to the Stock. On September 30, 2022 the Company remeasured the Stock to a have an aggregate value of $461,440, with $360,072 charged to additional paid in capital including the dividends due of $13,440 at September 30, 2022.

Convertible Notes Issued

On July 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date.

On July 1, 2022, the Company issued a convertible promissory note to an attorney for $4,000 in principal for services. The convertible note bears interest of 10% per annum and matures in seven months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $4,000 is recognized as interest expense on note issuance date.

On August 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date.

On August 1, 2022, the Company issued a convertible promissory note to an attorney for $4,000 in principal for services. The convertible note bears interest of 10% per annum and matures in seven months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $4,000 is recognized as interest expense on note issuance date.

On September 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date.

On September 1, 2022, the Company issued a convertible promissory note to an attorney for $4,000 in principal for services. The convertible note bears interest of 10% per annum and matures in seven months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $4,000 is recognized as interest expense on note issuance date.

On October 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services. The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date.

On October 1, 2022, the Company issued a convertible promissory note to an attorney for $4,000 in principal for services. The convertible note bears interest of 10% per annum and matures in seven months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $4,000 is recognized as interest expense on note issuance date.

On November 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services. The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date.

On November 1, 2022, the Company issued a convertible promissory note to an attorney for $4,000 in principal for services. The convertible note bears interest of 10% per annum and matures in seven months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $4,000 is recognized as interest expense on note issuance date.

On December 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services. The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date.

On December 1, 2022, the Company issued a convertible promissory note to an attorney for $4,000 in principal for services. The convertible note bears interest of 10% per annum and matures in seven months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $4,000 is recognized as interest expense on note issuance date.

On January 1, 2023, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services. The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date.

On January 1, 2023, the Company issued a convertible promissory note to an attorney for $4,000 in principal for services. The convertible note bears interest of 10% per annum and matures in seven months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $4,000 is recognized as interest expense on note issuance date.

Other Notes Issued

On July 1, 2022, the “Company entered into a Securities Purchase Agreement with Trillium Partners, LP (“Trillium”) and with JP Carey Limited Partners, LP (“JPC”). Under the terms of the SPA, Trillium agreed to advance funds under a merchant financing arrangement, treated as a loan. The loan principal is $224,000, including legal fees of $5,000 and OID of $24,000, the Company received cash of $195,000. Loan bears interest of 12% per annum and matures on June 30, 2023. The Company agreed to issue 224,000 shares of the Company’s Series B Preferred Stock, and a Warrant for the purchase of 1,120,000,000 shares of Common Stock as consideration for the advance agreement. The Series B Preferred Stock met the criteria for treatment as temporary equity and debt discount of $50,684 was recognized. The Warrant caused a recognition of $100,194 in debt discount. Total debt discount recognized was $179,878, to be amortized over the term of the loan. $44,846 was recognized as interest expense as of September 30, 2022 from the amortization of discounts. The Company defaulted on the weekly payment terms of the note; however, the note holder granted a limited waiver of the default. Under the waiver amendment the default interest rate still applies and now the note accrues interest of 22% and the payments are due upon the notes maturity.

On July 1, 2022, the “Company entered into a Securities Purchase Agreement with JP Carey Limited Partners, LP (“JPC”). Under the terms of the SPA, JPC agreed to advance funds under a merchant financing arrangement, treated as a loan. The loan principal is $224,000, including legal fees of $5,000 and OID of $24,000, the Company received cash of $195,000. Loan bears interest of 12% per annum and matures on June 30, 2023. The Company agreed to issue 224,000 shares of the Company’s Series B Preferred Stock, and a Warrant for the purchase of 1,120,000,000 shares of Common Stock as consideration for the advance agreement. The Series B Preferred Stock met the criteria for treatment as temporary equity and debt discount of $50,684 was recognized. The Warrant caused a recognition of $100,194 in debt discount. Total debt discount recognized was $179,878, to be amortized over the term of the loan. $44,845 was recognized as interest expense as of September 30, 2022 from the amortization of discounts. The Company defaulted on the weekly payment terms of the note; however, the note holder granted a limited waiver of the default. Under the waiver amendment the default interest rate still applies and now the note accrues interest of 22%, and the payments are due upon the notes maturity.

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

ITEM 6. [RESERVED]

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

Liquidity and Capital Resources

As of September 30, 2022 we had $703,917 in current assets, including $186,386 in cash, compared to $1,205,058 in current assets, including $985,953 in cash, at September 30, 2021. Current liabilities at September 30, 2022 totaled $16,504,500 compared to $15,914,650 at September 30, 2021. The decrease in current assets from September 30, 2021 to September 30, 2022 is primarily due decreased cash of approximately $800,000, partially offset by an increase in accounts receivable of approximately $292,000. Cash was lower due to the higher sales of common stock for cash in 2021. The increase in current liabilities from September 30, 2021 to September 30, 2022 is primarily due to the increases in: increase in accounts payable of approximately $63,000, accrued expenses of $778,000, partially offset by decreases in convertible notes payable and related premiums of approximately $240,000. While we have revenues as of this date, no significant construction, environmental or drone revenues are anticipated until we are implementing our full strategic plan of acquisitions and organic growth. We must raise cash to implement our strategy to grow and expand per our business plan. We anticipate over the next 12 months the cost of being a reporting public company will be approximately $250,000.

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

We anticipate our short-term liquidity needs to be approximately $8,200,000 which will be used to satisfy certain of our existing current liabilities and we expect gross profits of approximately $500,000. To meet these needs, we intend to complete our equity financing and refinance or restructure certain existing liabilities. Once this is completed, and we implement our sales and marketing plan to sell UAV products, we anticipate minimal long-term liquidity needs which we expect to meet through equity financing or short-term borrowings.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	Year Ended September 30, 2022	Year Ended September 30, 2021
Net Cash Used in Operating Activities	$(1,644,132)	$(1,576,648)
Net Cash Used in Investing Activities	$-	$(44,650)
Net Cash Provided by Financing Activities	$844,565	$2,443,237
Net (Decrease) Increase in Cash	$(799,567)	$821,939

2022, Net cash used in operating activities of $1,644,132, is largely the result of net losses of $2,673,346, partially offset by net gain on debt extinguishment of $370,075 and increases in current liabilities $590,000.

2022, Cash provided by financing activities is largely the result of stock sales for cash of approximately $700,000 and cash received from issuance of convertible notes totaling $101,000, and other financing of $390,000 somewhat offset by repayments of various debts including fee notes and other financing arrangements at Howco having a net repayment of approximately $346,000.

Results of Operations

Year Ended September 30, 2022 and 2021

We generated sales of $2,466,198 and $2,422,996 for the years ended September 30, 2022 and 2021, respectively. For the years ended September 30, 2022 and 2021, we reported cost of goods sold of $2,048,173 and $1,553,516, respectively. The increase in sales is related to increased sales of drones. Cost of goods sold for the 2022 period is higher primarily due to decreased packaging services and greater sales of products at Howco.

For the years ended September 30, 2022 and 2021, we reported selling, general, and administrative expenses of $2,180,288 as compared to $2,834,856, an decrease of approximately $655,000 or 23%. For the year ended September 30, 2022, selling, general, and administrative expenses consist primarily of professional and consulting fees of approximately $822,000, payroll costs of approximately $1,082,000, and other expenses of approximately $276,000, including rent of approximately $73,000. For the year ended September 30, 2021, selling, general, and administrative expenses consist primarily of professional and consulting fees of approximately $905,000, payroll costs of approximately $1,549,000, other expenses of approximately $380,000, rent of approximately $67,000, and travel related costs of approximately $33,000. For the years ended September 30, 2022 and 2021, payroll costs and professional consulting fees included stock-based compensation of approximately $69,000 and $251,000, respectively. The decrease in selling, general, and administrative costs for the 2022 periods is primarily due to the decreases in professional fees of approximately $83,000 and compensation costs of approximately $468,000.

For the years ended September 30, 2022 and 2021, depreciation expense amounted to approximately $0 and $7,000, respectively, amortization of intangibles amounted to $8,931, and $0, respectively. The related intangible asset was determined to be impaired and was written off. Depreciation, amortization and the impairment write-off are included in Operating Expenses in the consolidated statement of operations.

For the years ended September 30, 2022 and 2021, interest and financing costs amounted to approximately $1,221,000 and $1,440,000, respectively. The decrease in interest and financing costs is due primarily to the settlement of debt for cash and through conversions.

Fair market value loss of $8,710 during the year ended September 30, 2022, compares to the loss of $5,916 during the 2021 fiscal year.

During the years ended September 30, 2022 and 2021 the Company incurred net gains on debt extinguishment of approximately $370,000 and approximately $1,537,000, respectively.

The above items resulted in total Other (Income) and Expenses of $866,433 for fiscal year 2022 compared to ($90,679) for fiscal 2021.

As a result, we reported a net loss of $2,673,346 and $1,882,071, for the years ended September 30, 2022 and 2021, respectively.

Including the dividend of $584,072 related to the temporary equity, the net loss attributed to common shareholders was $3,257,418. There was no temporary equity with a related dividend in fiscal 2021.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the year ended September 30, 2022, the Company has incurred a net loss of $2,673,346 and used cash in operations of $1,644,132. The working capital deficit, stockholders’ deficit and accumulated deficit was $15,800,583, $16,578,533 and $35,630,186, respectively, at September 30, 2022. On September 6, 2019 the Company received a default notice on its payment obligations under the senior secured credit facility agreement, defaulted on its Note Payable – Seller in September 2017 and has since defaulted on other promissory notes. As of September 30, 2022 the Company has received demands for payment of past due amounts from several consultants and service providers. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has continued to implement cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its secured obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for bad debt on accounts receivable, reserves on inventory, valuation of intangible assets for impairment analysis, valuation of the lease liability and related right-of-use asset, valuation of stock-based compensation, the valuation of derivative liabilities, valuation of redeemable preferred stock and the valuation allowance on deferred tax assets.

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

Goodwill and Intangible Assets

The Company acquired a patent for a new product during the year ended September 30, 2021. The Company capitalized acquisition and related legal fees related to the patent totaling $44,650. The capitalized amount will be amortized over the next five years. Impairment will be tested annually or as indicators of impairment are available.

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

The Company sells a variety of products to government entities. The purchase order received specifies each item and its manufacturer; the Company only needs to fulfill the performance obligation by shipping the specified items. No other performance obligations exist under the terms of the contracts. The Company recognizes revenue for the agreed upon sales price when the product is shipped to the customer, which satisfies the performance obligation.

During the years ended September 30, 2022 and 2021, the Company through its subsidiary Howco entered into contracts to package products for a third-party company servicing the same government customer base. The contracts were on job lot basis as shipped to Howco for packaging. The customer was billed upon completion each job lot at which time revenue was recognized.

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

The Company began sales of sanitizing products and services during the year ended September 30, 2022. Revenue for this line of business is recognized upon shipment and delivery of training services (as applicable).

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

Convertible Notes with Fixed Rate Conversion Options

The Company may enter into convertible notes, some of which contain, predominantly, fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted by the holder, into common shares at a fixed discount to the market price of the common stock at the time of conversion. This results in a fair value of the convertible note being equal to a fixed monetary amount. The Company records the convertible note liability at its fixed monetary amount by measuring and recording a premium, as applicable, on the Note date with a charge to interest expense in accordance with ASC 480 – “Distinguishing Liabilities from Equity”.

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

Lease Accounting

In February 2016, the FASB issued ASU No. 2016-02, Leases , which requires lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance (ASC Topic 840). Under the new guidance, codified as ASC Topic 842, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. The new guidance further requires that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense generally is flat (straight-line) throughout the life of the lease. For finance leases, periodic expense declines over the life of the lease. The new standard, as amended, provides an option for entities to use the cumulative-effect transition method. As permitted, the Company adopted ASC Topic 842 effective June 1, 2020. The adoption of ASC Topic 842 did not have a material impact on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is contained on pages F-1 through F-48 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Bantec, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bantec, Inc. and Subsidiaries (the “Company”) as of September 30, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows, for each of the two years in the period ended September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of $2,673,346 and $1,644,132 respectively, in fiscal 2022, and has a working capital deficit, stockholders’ deficit and accumulated deficit of $15,800,583, $16,578,533 and $35,630,186, respectively at September 30, 2022. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Presentation and Accounting for Convertible Series B Preferred Stock issued with Debt

As described in Footnote 11 “Notes and Loans Payable” and Footnote 12 “Temporary Equity”, on July 1, 2022, the Company entered into two separate Securities Purchase Agreements “SPA”. Under the terms of the SPA, each lender agreed to advance funds under a merchant financing arrangement. Each loan principal amount is $224,000, including legal fees of $5,000 and an OID of $24,000. The Company received net aggregate cash proceeds of $390,000. The Company agreed to issue 448,000 shares of the Company’s Series B Preferred Stock, and Warrants for the purchase of 2,240,000,000 shares of Common Stock as consideration for each advance agreement.

We identified the presentation and accounting for the Convertible Series B Preferred Stock discussed above as a critical audit matter. Auditing management’s analysis of the presentation, accounting treatment and valuation for the Convertible Series B Preferred Stock was complex and subjective.

The primary procedures we performed to address these critical audit matters included (a) Inspected and reviewed all relevant legal and other documents supporting the transactions, (b) Reviewed management’s process to determine the proper valuation (c) Obtained management’s analysis regarding the accounting treatment, valuation and presentation of the Convertible Series B Preferred Stock and (d) compared and tested management’s analysis against authoritative and interpretive literature. We agreed with management’s final conclusions.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2017.

Boca Raton, Florida

January 12, 2023

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member Center for Public Company Audit Firms

BANTEC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2022	2021

ASSETS
Current Assets
Cash	$186,386	$985,953
Accounts receivable	419,951	128,386
Inventory	92,917	61,837
Prepaid expenses and other current assets	4,663	28,882

Total Current Assets	703,917	1,205,058

Property and equipment, net	1,461	1,461
Patents and other intangibles	-	44,650
Right of use lease asset	33,568	85,747
Other assets	-	119,670

Total non-current assets	35,029	251,528

Total Assets	$738,946	$1,456,586

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,730,309	$2,667,110
Accrued expenses and interest	5,094,394	4,316,258
Convertible notes payable – net of discounts and premiums	7,422,326	7,662,640
Note payable – seller	837,000	873,000
Line of credit – bank	-	4,885
Current portion notes and loans payable – net of discounts	217,897	170,036
Notes payable – related party	13,537	-
Settlement payable	154,562	42,850
Lease liability – current portion	34,475	52,178
Derivative liabilities	-	125,693

Total Current Liabilities	16,504,500	15,914,650

Long-term Liabilities:
Notes and loans payable – net of current portion	127,539	303,202
Lease liability, less current portion	-	34,812

Total Long-term Liabilities	127,539	338,014

Total Liabilities	16,632,039	16,252,664

Temporary Equity – Convertible Preferred Stock Series B - $1.50 stated value, 1,000,000 shares designated and authorized, 448,000 issued and outstanding at September 30, 2022	685,440	-

Commitments and Contingencies (Note 17)

Stockholders’ Deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, Series A preferred stock – no par value, 250 shares designated, issued and outstanding at September 30, 2022 and September 30, 2021, respectively	-	-
Common stock - $0.0001 par value,12,000,000,000 shares authorized, 4,407,320,832 and 2,470,510,585 shares issued and outstanding at September 30, 2022 and September 30, 2021, respectively	440,733	247,052
Additional paid-in capital	18,610,920	17,913,710
Accumulated deficit	(35,630,186)	(32,956,840)

Total Stockholders’ Deficit	(16,578,533)	(14,796,078)

Total Liabilities and Stockholders’ Deficit	$738,946	$1,456,586

See accompanying notes to consolidated financial statements

BANTEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2022	2021
Sales	$2,466,198	$2,422,996

Cost of Goods Sold	2,048,173	1,553,516

Gross Profit	418,025	869,480

Operating Expenses:
Selling, general, and administrative expenses	2,180,288	2,834,856
Intangibles impairment	35,719	-
Depreciation and amortization	8,931	7,374

Total Operating Expenses	2,224,938	2,842,430

Loss Before Other (Income) Expense	(1,806,913)	(1,972,750)

Other (Income) Expense:
Other expense	7,068	-
Interest and financing costs	1,220,730	1,440,220
(Gain) loss on debt extinguishment and settlements, net	(370,075)	(1,536,815)
Loss on change in fair market value of derivative	8,710	5,916

Total Other (Income) Expense	866,433	(90,679)

Net Loss before Provision for Income Tax	(2,673,346)	(1,882,071)

Provision for Income Tax	-	-

Net Loss	$(2,673,346)	$(1,882,071)

Dividends Attributable to Series B Preferred Stock	584,072	-

Net Loss Attributable to Common Stockholders	$(3,257,418)	$(1,882,071)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	3,424,570,305	1,425,249,598

See accompanying notes to consolidated financial statements

BANTEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended September 30, 2022 and 2021

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – September 30, 2020	250	$-	491,032,439	$49,104	$13,080,692	$(31,074,769)	$(17,944,973)

Share option expense	-	-	-	-	82,308	-	82,308

Shares issued to employees	-	-	11,000,000	1,100	76,300	-	77,400

Shares issued to non-employees for services	-	-	20,000,000	2,000	146,000	-	148,000

Shares issued for legal settlement	-	-	36,821,330	3,682	115,988	-	119,670

Shares issued for cash	-	-	1,393,006,910	139,299	2,944,631	-	3,083,930

Shares issued for conversions of notes and accrued interest including premiums reclassified	-	-	518,649,906	51,867	1,467,791	-	1,519,658

Net loss	-	-	-	-	-	(1,882,071)	(1,882,071)
Balance – September 30, 2021	250	-	2,470,510,585	247,052	17,913,710	(32,956,840)	(14,796,078)

Share option expense	-	-	-	-	69,108	-	69,108

Cancellation of common stock issued for settlement	-	-	(36,821,330)	(3,682)	(115,988)	-	(119,670)

Shares issued for cash	-	-	849,313,000	84,931	614,658	-	699,589

Shares issued for conversions of notes and accrued interest including premiums reclassified	-	-	1,124,318,577	112,432	513,117	-	625,549

Relative fair value of warrants issued with debt	-	-	-	-	200,387	-	200,387

Deemed dividend to adjust temporary equity to redemption value	-	-	-	-	(570,632)	-	(570,632)

Preferred Stock Series B dividend	-	-	-	-	(13,440)	-	(13,440)

Net loss	-	-	-	-	-	(2,673,346)	(2,673,346)

Balance – September 30, 2022	250	$-	4,407,320,832	$440,733	$18,610,920	$(35,630,186)	$(16,578,533)

See accompanying notes to consolidated financial statements.

BANTEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(2,673,346)	$(1,882,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation and other expenses	69,108	250,709
Stock based fee, upon conversion of notes	9,884	6,830
Depreciation & amortization of intangibles	8,931	7,374
Write-off of impaired intangible	35,719	-
Amortization of debt discounts	157,446	183,992
Accretion of premium on convertible note	258,557	407,186
Net gain on settlement of accounts payable and accrued expenses	-	(31,479)
Net (gain) loss on debt extinguishments	(370,075)	(1,505,336)
Non-cash rent expense	(336)	848
Fee notes issued	196,000	62,500
Loss on change in fair market value of derivative	8,710	5,916
Loan fee expense	-	2,670
Changes in Operating Assets and Liabilities:
Accounts receivable	(291,565)	221,003
Inventory	(31,080)	(17,238)
Prepaid expenses and other current assets	24,219	6,521
Accounts payable and accrued expenses and interest	961,654	703,927
Settlements payable	(7,958)	-

Cash Used in Operating Activities	(1,644,132)	(1,576,648)

Cash Flows from Investing Activities:
Purchase of Patent (Intangible)	-	(44,650)

Cash Used in Investing Activities	-	(44,650)

Cash Flows from Financing Activities:
Proceeds from stock sales	699,589	3,083,930
Proceeds from convertible notes payable	101,250	487,500
Repayments of convertible notes payable	(122,766)	(18,000)
Proceeds from loans and notes payable	390,000	752,382
Repayments on loans and notes payable	(232,763)	(880,624)
Repayment of line of credit	(4,885)	(36,724)
Proceeds notes payable – related party	125,000	190,000
Repayment of notes payable – related party	(110,860)	(190,000)
Proceeds from short-term advances – related party	-	60,400
Repayments short-term advances related party	-	(60,400)
Repayment of loans and line of credit – related parties	-	(945,227)

Cash Provided by Financing Activities	844,565	2,443,237

Net Increase (Decrease) in Cash	(799,567)	821,939
Cash – beginning of year	985,953	164,014
Cash – end of year	$186,386	$985,953

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$37,551	$501,690
Taxes	$-	$-
Supplemental Disclosures of Noncash financing and investing activities:

Original issue discounts notes	$65,500	$180,533
Issuance of common stock for note conversions	$374,501	$822,545
Issuance of common stock for accrued interest of note	$18,744	$60,298
Reclassification of debt premium upon note conversions	$222,420	$629,984
Issuance of common stock for accrued salary	$-	$57,000
Deemed dividend to adjust temporary equity to redemption value	$570,632	$-
Issuance of convertible preferred stock charged to debt discounts	$101,368	$-
Dividend on convertible preferred stock	$13,440	$-
Warrants for common stock issued	$200,387	$-
Issuance/(cancellation) of common stock for potential legal settlement	$(119,670)	$119,670
Issuance of convertible note for accounts payable	$4,000	$-

See accompanying notes to consolidated financial statements

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

NOTE 1 – NATURE OF OPERATIONS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of Presentation and Principles of Consolidation

The Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The accompanying consolidated financial statements include the accounts of Bantec, Inc. and its wholly-owned subsidiaries, Drone USA, LLC, Bantec Construction, LLC, Bantec Sanitizing, LLC, Bantec Logistics LLC and Howco. Bantec Construction, LLC, Bantec Logistics LLC and Bantec Sanitizing, LLC are in start-up stages with minor revenues and cash expenditures. All significant intercompany accounts and transactions have been eliminated in consolidation. On October 28, 2021, the Wyoming Secretary of State approved the application to create Bantec Logistics, LLC which includes a new line of business focused on drone package delivery logistics and other delivery methods.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the year ended September 30, 2022, the Company has incurred a net loss of $2,673,346 and used cash in operations of $1,644,132. The working capital deficit, stockholders’ deficit and accumulated deficit was $15,800,583, $16,578,533 and $35,630,186, respectively, at September 30, 2022. On September 6, 2019 the Company received a default notice on its payment obligations under the senior secured credit facility agreement (see Note 10), defaulted on its Note Payable – Seller in September 2017 and has since defaulted on other promissory notes. As of September 30, 2022 the Company has received demands for payment of past due amounts from several consultants and service providers. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has continued to implement cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its secured obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for bad debt on accounts receivable, reserves on inventory, valuation of intangible assets for impairment analysis, valuation of the lease liability and related right-of-use asset, valuation of stock-based compensation, the valuation of derivative liabilities, valuation of redeemable preferred stock and the valuation allowance on deferred tax assets.

Fair Value Measurements

The Company follows the FASB Fair Value Measurements standard, as they apply to its financial instruments. This standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

	At September 30, 2022			At September 30, 2021
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative Liability	-	-	$-	-	-	$125,693

A roll-forward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at September 30, 2020	$128,628
Gain on debt extinguishment upon conversion of related note payable	(8,851)
Derivative expense	5,916
Balance at September 30, 2021	$125,693
Change in fair market value of warrant	8,710
Surrender of warrants	(134,403)
Balance at September 30, 2022	$-

The warrants were issued to a convertible note holder in November and December 2017 and initially determined to be equity instruments and recorded as note discount and as additional paid in capital. On June 4, 2018 the anti-dilutive provision of the warrants took effect and based on the new conversion formula management determined the warrant became a derivative liability and reclassified the Fair Value on June 4, 2018 from additional paid-in capital to derivative liability with fair market value changes recognized in operations for each reporting date. The derivative liability associated with the warrants has been extinguished on July 1, 2022 by the terms of the agreement made by the holder with the SEC and the fair value was recorded as a gain on extinguishment during fiscal 2022.

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

Property & Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The assets are fully operational drones used as demonstration units and each unit exceeds management’s threshold for capitalization of $2,000. The Company depreciates these demonstration units over a period of 3 years. Depreciation expense was $0 and $7,374 in year ended September 30, 2022 and 2021, respectively. No depreciation was recognized during the year ended September 30, 2022, as the related equipment was depreciated to salvageable value as of September 30, 2021. Management believes that the salvageable value of $1,461 is an adequate representation of the value of the demonstration drones at September 30, 2022.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

Goodwill and Intangible Assets

The Company acquired a patent for a new product during the year ended September 30, 2021. The Company capitalized acquisition and related legal fees related to the patent totaling $44,650. The capitalized amount will be amortized over five years. Impairment will be tested annually or as indicators of impairment are available. (see Note 5)

Long-Lived Assets

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

The Company sells a variety of products to government entities. The purchase order received specifies each item and its manufacturer; the Company only needs to fulfill the performance obligation by shipping the specified items. No other performance obligations exist under the terms of the contracts. The Company recognizes revenue for the agreed upon sales price when the product is shipped to the customer, which satisfies the performance obligation.

During the years ended September 30, 2022 and 2021, the Company through its subsidiary Howco entered into contracts to package products for a third-party company servicing the same government customer base. The contracts were on job lot basis as shipped to Howco for packaging. The customer was billed upon completion each job lot at which time revenue was recognized.

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

The Company began sales of sanitizing products and services during the year ended September 30, 2022. Revenue for this line of business is recognized upon shipment and delivery of training services (as applicable).

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

SEPTEMBER 30, 2022 AND 2021

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

Shipping and Handling Costs

The Company has included freight-out as a component of cost of sales, which amounted to $61,032 and $47,716 for the year ended September 30, 2022 and 2021, respectively.

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

Lease Accounting

In February 2016, the FASB issued ASU No. 2016-02, Leases , which requires lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance (ASC Topic 840). Under the new guidance, codified as ASC Topic 842, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. The new guidance further requires that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense generally is flat (straight-line) throughout the life of the lease. For finance leases, periodic expense declines over the life of the lease. The new standard, as amended, provides an option for entities to use the cumulative-effect transition method. As permitted, the Company adopted ASC Topic 842 effective June 1, 2020. The adoption of ASC Topic 842 did not have a material impact on the Company’s consolidated financial statements.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

The Company currently has no federal or state tax examinations in progress. As of September 30, 2022, the Company’s tax returns for the tax years 2021, 2020 and 2019 remain subject to audit, primarily by the Internal Revenue Service. The income tax returns for the tax year 2022 are on extension and have not yet been filed.

The Company did not have material unrecognized tax benefits as of September 30, 2022 and 2021 and does not expect this to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes.

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of September 30, 2022, 16,423 options were outstanding, warrants to purchase 2,240,000,000 shares of common stock were outstanding and exercisable. There are 448,000 shares of Series B Preferred Stock outstanding which are convertible into 4,480,000,000 shares of common stock at September 30, 2022. Additionally, as of September 30, 2022, the outstanding principal balance, including accrued interest of the third-party convertible debt, totaled $8,405,055 and was convertible into 31,756,035,787 shares of common stock. The total potentially dilutive shares calculated is 38,476,052,210. It should be noted that contractually the limitations on the third-party notes (and the related warrant) limit the number of shares converted to either 4.99% or 9.99% of the then outstanding shares. The Company’s CEO holds a control block of Series A Preferred Stock which confers upon him a majority vote in all Company matters including authorization of additional common shares or to reverse split the stock. The Company has filed a Pre 14C to effect the reverse stock split outlined below. Following that reverse split the shortfall in available stock will be remedied. As of September 30, 2022, and 2021, potentially dilutive securities consisted of the following:

	September 30, 2022	September 30, 2021
Stock options	16,423	17,223
Warrants	2,240,000,000	42,777,527
Series B Preferred Stock	4,480,000,000	-
Third party convertible debt (including senior debt)	31,756,035,787	2,549,848,072
Total	38,476,052,210	2,592,642,822

Effect of the Planned Reverse Split (Unaudited)

On December 15, 2022 the Company filed Form PRE 14C to effect a reverse split of between 1:500 and 1:1,000 shares of common stock. The Company expects approval in January 2023. The table below shows the Losses Per Share prior to the reverse split and following the reverse split. A key assumption to the earnings per share calculation is that post-reverse split price is equal to the pre-reverse split times the number of shares from the ratio. For example: pre-reverse split price of $0.003 times the reverse split of 1,000 is equal to $0.30.

	Year Ended September 30, 2022	Year Ended September 30, 2021
Net losses available to common stockholders	$3,257,418	$1,882,071
Current Weighted Average Shares Outstanding	3,424,570,305	1,425,249,598
Loss Per Share	$0.0009	$0.001
Post Reverse Split Effected
Shares Outstanding	3,424,570	1,425,250
Loss Per Share	$0.958	$1.32

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

The assumption inherent in the table above is a reverse split of 1:1000.

The table below shows the earnings per share effect of reverse stock splits at 1:500, 1:750 and 1:1,000:

Split Ratio	1:500		1:750		1:1,000
	Year Ended September 30, 2022	Year Ended September 30, 2021	Year Ended September 30, 2022	Year Ended September 30, 2021	Year Ended September 30, 2022	Year Ended September 30, 2021
Net losses available to common stockholders	$3,257,418	$1,882,071	$3,257,418	$1,882,071	$3,257,418	$1,882,071
Weighted Average Shares Outstanding	6,849,418	2,850,499	4,566,094	1,900,333	3,424,570	1,425,250
Loss per share	$0.48	$0.66	$0.71	$0.99	$0.95	$1.32

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. As of September 30, 2022, the Company has three operating segments. Howco generates 94% of the consolidated sales which are primarily from department of defense. Drone LLC generated 6% of sales primarily to state and municipal government purchases of drones and accessories. Bantec Sanitizing Inc. had less than 1% of consolidated sales of its sanitizing products. Howco has 68% of the consolidated tangible assets, Drone has no allocated assets and Bantec Sanitizing Inc. has 4% of consolidated asset. The parent company has 29% of the consolidated tangible assets. and Additionally, there are no formal cost allocations to Howco or the other subsidiaries.

Management decisions about allocation of working capital and other assets are based on sales, inventory and operating costs, with no formal processes in place.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

The ASU is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021. Early adoption is permitted. The FASB noted that an entity should adopt the guidance as of the beginning of its annual fiscal year. The standard is effective for the Company beginning in fiscal year September 30, 2024.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this new guidance will have on its financial statements.

The Company does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable at September 30, 2022 and 2021 is as follow:

	September 30, 2022	September 30, 2021
Accounts receivable	$419,951	$128,386
Reserve for doubtful accounts	-	-
	$419,951	$128,386

Bad debt expense was $0 for the years ended September 30, 2022 and 2021.

NOTE 4 - INVENTORY

At September 30, 2022 and 2021, inventory consists of finished goods and was valued at $92,917 and $61,837, respectively. No inventory reserve was deemed necessary at September 30, 2022 or 2021.

NOTE 5 - INTANGIBLE ASSETS

The Company acquired a patent for a new product during the year ended September 30, 2021. The Company capitalized acquisition and related legal fees related to the patent totaling $44,650. During the year ended September 30, 2022, amortization amounted to $8,931, however the net carrying value of the patent of $35,719, was determined to be impaired in 2022 and charged to Operating expenses.

NOTE 6 - LINE OF CREDIT - BANK

The Company has a revolving line of credit with a financial institution, which balance is due on demand and principal payments are due monthly at 1/60 th of the outstanding principal balance. This revolving line of credit is in the amount of $50,000, and is personally guaranteed by the Company’s Chief Executive Officer (“CEO”). The line bears interest at a fluctuating rate equal to the prime rate plus 4.25%, which at September 30, 2022 and September 30, 2021 was 10.5% and 7.5%, respectively. As of September 30, 2022 and 2021, respectively, the balance of the line of credit was $0 and $4,885, with $50,000, available at September 30, 2022.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

NOTE 7 - SETTLEMENTS PAYABLE

On July 20, 2018, the Company entered into a settlement agreement with a collection agent for American Express relating to $127,056 of past due charges. The agreement provides for initial payment of $12,706, monthly payments of $6,500 and final payment on January 27, 2020 of $3,850. Under the terms of the agreement, this debt is in default. On June 27, 2022, the Company entered into an agreement for the balance and the other losses were $7,042 for collection fees. Under the agreement established $5,000 per month is being paid by the Company. The amount due at September 30, 2022 and 2021, was $34,892 and $42,850, respectively.

During the year ended September 30, 2022, $119,670 was reclassified from other assets to equity upon the cancellation of the 36,821,330 shares and a liability, previously recorded is included in the settlement payable balance (see Note 17). The total amounts due at September 30, 2022, and 2021, was $154,562, and $42,850, respectively.

NOTE 8 - NOTE PAYABLE – SELLER

In connection with the acquisition of Howco in September 2016, the Company issued a note payable in the amount of $900,000 to the sellers of Howco. The note matured on September 9, 2017 and bears interest at 5.50% per annum. The note requires payment of unpaid principal and interest upon maturity. The note is secured by all assets of Howco Distribution Co. and subordinated to the Senior Secured Credit Facility discussed below. The note is currently in default and the default interest rate is 8% per annum. At September 30, 2022 and September 30, 2021, the principal and accrued interest on this note amounted to $837,000, $409,063 and $873,000, and $340,663, respectively. (see Note 17)

NOTE 9 - CONVERTIBLE AND PROMISSORY NOTES PAYABLE – RELATED PARTY OFFICER AND HIS AFFILIATES

The related party officer and his affiliates convertible and other notes balance consisted of the following at September 30, 2022 and September 30, 2021:

	September 30, 2022	September 30, 2021
Principal	$13,537	$-
Long term	$13,527	$-

Convertible Notes

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

SEPTEMBER 30, 2022 AND 2021

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

On April 15, 2020, the Company issued a convertible note payable to Michael Bannon (the Company’s CEO) in the principal amount of $69,391, in replacement for the amounts owed to an entity controlled by Mr. Bannon The new note interest rate is 10%, and it matures on January 31, 2022. The new note principal and interest may be converted into the Company’s common stock at 50% of the lowest closing bid price in the thirty days preceding the conversion notice. This issuance was treated as a debt extinguishment of the old note and the new note conversion terms have been treated as stock settled debt under ASC 480, and put premium of $69,391 was recognized with a charge to interest expense. The principal and accrued interest was $69,391 and $5,332 respectively as of September 30, 2020. During the year ended September 30, 2021 the principal and accrued interest of $6,206 was fully paid in cash and $69,391 was recognized as gain on extinguishment of debt.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

On July 12, 2021 a promissory note was issued to the CEO by Howco for $50,000 having weekly payments of $2,580 for twenty-five weeks, which include a total of $14,500 of interest. During the year ended September 30, 2021, repayments of principal of $50,000 were made reducing the principal balance to $0 and interest of $6,135, were changed to interest expense.

During the year ended September 30, 2021, the CEO extended short-term advances totaling $60,400, which were fully repaid as of September 30, 2021.

On January 25, 2022 a promissory note was issued to the CEO by Howco for $75,000 having weekly payments of $3,870 for twenty-five weeks, which include a total of $21,750 of interest. The principal at September 30, 2022 was $0 and interest of $18,945, was charged to interest expense. The note was repaid early therefore the interest charged was less than under the original agreement.

On April 25, 2022 a promissory note was issued to the CEO by Howco for $50,000 having weekly payments of $1,570 for fifty weeks, which include a total of $28,500 of interest. The principal at September 30, 2022 was $13,537 and interest of $10,783, was charged to interest expense. The note is being repaid faster than the original payment terms and therefore the interest will be lower than the original agreement terms.

NOTE 10 - CONVERTIBLE NOTES PAYABLE AND ADVISORY FEE LIABILITIES

The senior secured credit facility note balance and convertible debt balances consisted of the following at September 30, 2022 and 2021:

	September 30,	September 30,
	2022	2021
Principal	$5,978,891	$6,167,407
Premiums	1,443,435	1,509,673
Unamortized discounts	-	(14,440)
	$7,422,326	$7,662,640

For the years ended September 30, 2022 and 2021, amortization of debt discount on the above convertible notes amounted to $21,940 and $30,533, respectively.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

As of September 30, 2022, and September 30, 2021, the Company had issued 539, shares of common stock in satisfaction of the $850,000 advisory fee in accordance with the terms of the agreement, such shares being issued in September 2016. The proceeds from the sale of the 539, shares were to be applied to the $850,000 advisory fee due. Based upon the value of the shares, at the time the lender sells the shares, the Company may be required to redeem unsold shares for the difference between the $850,000 and the lender’s sales proceeds. Accordingly, the $850,000 was reflected as a current liability through December 31, 2017. In January 2018, in connection with a settlement agreement (see below), the accrued advisory fee was reclassified to the principal balance of the replacement Convertible Note. Through the date of the settlement agreement and through September 30, 2022 and September 30, 2021, the lender had not reported any proceeds from the sale of these shares (see below). Prior to the settlement agreement in January 2018, notwithstanding anything contained in the Agreement to the contrary, in the event the Lender has not realized net proceeds from the sale of Advisory Fee Shares equal to at least the Advisory Fee by the earlier to occur of: (A) September 13, 2017; (B) the occurrence of an Event of Default; or (C) the Maturity Date, then at any time thereafter, the Lender shall have the right, upon written notice to the Borrower, to require that the Borrower redeem all Advisory Fee Shares then in Lender’s possession for cash equal to the Advisory Fee, less any cash proceeds received by the Lender from any previous sales of Advisory Fee Shares, if any within five (5) Business Days from the date the Lender delivers such redemption notice to the Borrower.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

In the year ended September 30, 2022, there were no 3(a) (10) issuances. As of September 30, 2022, there have been seventeen issuances under section 3(a) (10) of the Securities Act totaling 1,374,885 shares; 1,273,261, in 2019, and 101,624, in 2018, which have been recorded at par value with an equal charge to additional paid-in capital. On November 17, 2019, 194,520 of the shares issued under the 3(a) (10) were cancelled at the request of Livingston. The value originally recorded as a liability remains in the convertible note balance, until these shares have been sold and reported to the Company by the lender as part of the Make-Whole provision at which time the proceeds value of such shares are reclassified to additional paid-in capital. During the years ended September 30, 2018 and September 30, 2019, proceeds of $308,100 and $270,320, respectively were remitted to TCA by Livingston and applied to reduce the liability with corresponding credits to additional paid in capital. $180,618 of debt premium was credited to additional paid in capital in conjunction with the payments to TCA. At September 30, 2022 and September 30, 2021, the balance, of $421,587 along with related debt premium of $281,054 are included in convertible notes payable on the balance sheet.

At September 30, 2022 and September 30, 2021, the principal of the Note B portion was $5,326,285 and accrued interest was $2,377,557 and $1,738,403 respectively and the Note A principal subject to the 3(a) (10) court order was $421,587 as noted above. During the year ended September 30, 2022, the Company has not paid interest or principal and Livingston Asset Management (under the 3(a) (10) settlement) has not made any payments to TCA.

On March 7, 2018 the Company entered into a placement agent and advisory agreement with Scottsdale Capital Advisors in connection with the Livingston liability purchase term sheet executed on November 15, 2017. The placement agent services fee amounted to $15,000 payable to Scottsdale Capital Advisors in the form of a convertible note. The note matures six months from the date of issuance and shall accrue interest at the rate of 10% per annum. The $15,000 note is convertible into shares of the Company’s common stock at a discount of 30% of the low closing bid price for the twenty trading days prior to the conversion and is not subject to any registration rights. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $6,429 with a charge to interest expense. The note has not been converted and the principal balance is $15,000, at September 30, 2022 and September 30, 2021 with $7,777, and $6,273, of accrued interest, respectively. As the note has matured it is technically in default. Under the terms of the note no default interest or penalties accrue.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

Other Convertible Debt

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

Under the terms of the June 1, 2018 consulting and services agreement with Livingston Asset Management, LLC, as amended on July 1, 2019, Livingston is to receive $20,000, per month including $3,000 cash and $17,000 in promissory notes. The notes bear interest of 10% per annum and mature in six months. The promissory notes are convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the 30 trading days prior to conversion. The notes having a conversion feature are treated as stock settled debt under ASC 480 and a debt premium of $17,000 is recognized as interest expense on note issuance date. During the year ended September 30, 2021, the October 1, 2020, November 1, 2020, December 1, 2020 and January 1, 2020 notes were fully converted and Livingston agreed to forgive seven months (“February 1, 2020 through August 1, 2020”) of service including the cash payments due which were recorded as accounts payable. A gain on debt extinguishment was recognized of $263,938 related to the principal, premiums and accrued interest during the year ended September 30, 2021. The specific notes forgiven are indicated below.

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

Livingston has given the Company forbearance on fees beginning September 1, 2020 through June 1, 2021. Effective July 1, 2021 the agreement was amended changing the advisory fees to $15,000 due on the first day of each month. Fees are to be paid in the form of a convertible note having a nine-month maturity and conversion discount of 50% of the lowest closing bid price during the 30 trading days prior to conversion. The principal balance for the Livingston notes was $45,000 and accrued interest totaled $752 at September 30, 2021, as detailed below.

Under the terms of the July 1, 2021 amendment to the consulting and services agreement with Livingston Asset Management, LLC, Livingston is to receive $15,000, per month in convertible promissory notes. On July 1, 2021 the Company issued a $15,000 convertible note bearing interest of 10% per annum which matures in nine months. The notes issued are convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The notes having a conversion feature are treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At September 30, 2021, the accrued interest was $378. At September 30, 2022 the accrued interest was $0. See below (March 7, 2022, redemption).

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

August 1, 2021, the Company issued a $15,000 convertible promissory note to Livingston. The convertible note bears interest of 10% per annum which matures in nine months. The notes issued are convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The notes having a conversion feature are treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At September 30, 2021, the accrued interest was $251. At September 30, 2022 the accrued interest was $0. See below (March 7, 2022, redemption).

September 1, 2021, the Company issued a $15,000 convertible promissory note to Livingston. The convertible note bears interest of 10% per annum and matures in nine months. The notes issued are convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The notes having a conversion feature are treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At September 30, 2021, the accrued interest was $123. At September 30, 2022 the accrued interest was $0. See below (March 7, 2022, redemption).

On October 1, 2021, the Company issued a convertible promissory note to Livingston Asset Management LLC for $15,000 in principal for services. The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At September 30, 2022 the accrued interest was $0. See below (March 7, 2022, redemption).

On November 1, 2021, the Company issued a convertible promissory note to Livingston Asset Management LLC for $15,000 in principal for services. The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At September 30, 2022 the accrued interest was $0. See below (March 7, 2022, redemption).

On March 7, 2022, the Company redeemed five fee notes issued to Livingston Asset Management LLC (July 1, through November 1, 2021 notes above) for $85,000 cash. Principal, penalty and accrued interest of $75,000, $7,612 and $2,388 was recognized along with gain on debt extinguishment of $67,388 during the year ended September 30, 2022. The penalty was recorded against the gain.

On December 1, 2021, the Company terminated its agreement with Livingston Asset Management and entered into a consulting and services arrangement with Frondeur Partners LLC which has no stipulated term. The arrangement provides for financial management services including accounting and related periodic reporting among other advisory services. Under the agreement the Company will issue to Frondeur Partners LLC convertible fee notes having principal of $15,000, interest of 10% per annum, maturity of seven months. The notes are convertible into common shares at a discount of 50% to the lowest bid price in the twenty trading days immediately preceding the notice of conversion. The notes are charged to professional fees for each corresponding service month. The principal balance for the Frondeur notes was $105,000 and accrued interest for the notes totaled $3,631 at September 30, 2022, as detailed below.

On December 1, 2021, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. During the year ended September 30, 2022 the principal and accrued interest of $748, were converted to common stock. Premium of $15,000 was reclassified to additional paid in capital.

On January 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. During the year ended September 30, 2022 the principal and accrued interest of $744, were converted to common stock. Premium of $15,000 was reclassified to additional paid in capital.

On February 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. During the year ended September 30, 2022 the principal and accrued interest of $777, were converted to common stock. Premium of $15,000 was reclassified to additional paid in capital.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

On March 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At September 30, 2022 the accrued interest was $820.

On April 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At September 30, 2022 the accrued interest was $752.

On May 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At September 30, 2022 the accrued interest was $629.

On June 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At September 30, 2022 the accrued interest was $501.

On July 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At September 30, 2022 the accrued interest was $314.

On August 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At September 30, 2022 the accrued interest was $187.

On September 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At September 30, 2022 the accrued interest was $62.

The principal balance for the Frondeur notes was $105,000 and Livingston notes was $45,000 at September 30, 2022 and 2021, respectively, as detailed above. Accrued interest for these notes totaled $3,631 and $752 at September 30, 2022 and 2021, respectively also detailed above.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

On August 29, 2018 the Company entered into an agreement with a legal firm to provide securities related and other legal services which has no stipulated term. Under the agreement the Company will issue convertible notes with varying principal amounts for services. The first note was issued on August 29, 2018, for $6,000, interest of 12%, and a maturity date of February 28, 2019. The conversion feature allows for conversion into common shares at the lesser of: a) 70% of the share price on the date of the note; or b) 50% of the lowest bid price during the 30 trading days preceding the date of the notice of conversion. In connection with the issuance of this Note, the Company determined that the terms of the Note contain a conversion formula that caused variations in the conversion price resulting in the treatment of the conversion option as a bifurcated derivative to be accounted for at fair value. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair values of the embedded conversion option derivatives were determined using the Binomial valuation model. $10,435 was recognized as derivative liability with $6,000 charged to debt discount and $4,035 charged to derivative expense on issuance. The debt discount of $6,000 was amortized to interest expense to the maturity date of the note. At March 31, 2019 the derivative fair value was determined to have decreased to $8,881. As the note reached its maturity date no further fair value adjustments will be recorded. For the year ended September 30, 2019, the $5,000, balance of the debt discount was charged to interest expense and debt discount balances was $0. During the year ended September 30, 2021 the note principal was fully repaid in cash and the derivative liability was recognized as gain on extinguishment of debt. The following notes have been issued to the law firm, each having six-month term to maturity and 12% annual interest but a change in the conversion terms such that a fixed discount of 50% of the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The notes have cross default provisions. The Company has accounted for the convertible promissory notes as stock settled debt under ASC 480 and recorded debt premiums equal to the face value of the notes with a charge to interest expense. The note principal amount was charged to professional fees during the month the note was issued.

April 18, 2019, $6,000 – in default, sold and assigned to Trillium Partners LP on May 28, 2020 and fully converted as of September 30, 2021;

May 18, 2019, $6,000 – in default, sold and assigned to Trillium Partners LP on May 28, 2020 and fully converted as of September 30, 2021;

June 18, 2019, $6,000 – in default, sold and assigned to Trillium Partners LP on May 28, 2020 and fully converted as of September 30, 2021;

July 18, 2019, $6,000 – assigned to Trillium Partners LP on February 12, 2021 and fully converted as of September 30, 2021;

August 18, 2019, $6,000 – assigned to Trillium Partners LP on February 12, 2021 and fully converted as of September 30, 2021;

September 18, 2019, $6,000 – assigned to Trillium Partners LP on February 12, 2021 and fully converted as of September 30, 2021;

October 18, 2019, $6,000 – assigned to Trillium Partners LP on February 12, 2021 and fully converted as of September 30, 2021;

November 18, 2019, $6,000 – assigned to Trillium Partners LP on February 12, 2021 and fully converted as of September 30, 2021;

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

April 18, 2020, $6,000– assigned to Trillium Partners LP on February 12, 2021 and fully converted as of September 30, 2021;

May 18, 2020, $6,000– assigned to Trillium Partners LP on February 12, 2021 and fully converted as of September 30, 2021;

June 18, 2020, $6,000– assigned to Trillium Partners LP on February 12, 2021 and fully converted as of September 30, 2021;

July 18, 2020, $6,000 - assigned to Trillium Partners LP on February 12, 2021 and fully converted as of September 30, 2021;

August 18, 2020, $6,000 – principal fully repaid in cash as of September 30, 2021; and

September 18, 2020, $6,000– principal fully repaid in cash as of September 30, 2021;

On May 1, 2022, a $4,000 convertible note was issued for fees incurred;

On June 1, 2022, a $4,000 convertible note was issued for fees incurred;

On July 1, 2022, a $4,000 convertible note was issued for fees incurred;

On August 1, 2022, a $4,000 convertible note was issued for fees incurred; and

On September 1, 2022, a $4,000 convertible note was issued for fees incurred.

The principal balances owed under the agreement as of September 30, 2022 and 2021 were $20,000, and $0 respectively and accrued interest was $563 as of September 30, 2022.

The Company paid the monthly fee in cash during the first seven months of the year ended September 30, 2022.

On November 13, 2018, the Company issued a convertible promissory note for $90,000 to a vendor in settlement of approximately $161,700 of past due amounts due for services. The note bears interest at 5%, matures on June 30, 2019 and is convertible into the Company’s common stock at 50% of the lowest closing bid price during the 20 trading days immediately preceding the notice of conversion. The note matured on June 30, 2019, there is no default penalty associated with the note, nor are there any cross-default provisions in the note. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $90,000 with a charge to interest expense for the notes. The unconverted principal, premium and accrued interest were $90,000, $90,000, and $25,725 as of September 30, 2021. At September 30, 2022 the principal, premium and accrued interest were $90,000, $90,000, and $36,614 (see Note 17).

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

The convertible note (the “Note”) issued to Crown Bridge in the principal amount of $105,000, has an original issue discount of $10,500 and issue costs of $19,000 both of which are recorded as debt discount along with the warrant relative fair value of $12,507 for the original 100 warrants and $31,529 for the penalty warrants to be amortized over the twelve month term of this tranche, bears interest of 10% (12% default rate) per annum, and has a maturity date of 12 months from the date of each tranche of payments under the Note with future tranches being at the discretion of Crown Bridge. The conversion rate for any conversion of unpaid principal and interest under the Notes is at a 35% discount to the lowest market price of the shares of the Company’s common stock within a 20 day trading period prior to the date of conversion to which an additional 10% discount will be added if the conversion price of the Company’s common stock is less than $50 per share and no shares of the Company’s common stock can be issued to the extent Crown Bridge would own more than 4.99% of the outstanding shares of the Company’s common stock and the conversion shares contain piggy-back registration rights. The Note is subject to customary default provisions including an event of default if the bid price of the Company’s common stock is less than its par value of $.0001 per share. The Company is entitled to prepay the Note between 30 days after its issuance until 180 days from its issuance at amounts that increase from 112% of the prepayment amount to 137% of the prepayment amount depending on the length of time when prepayments are made. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $56,538 with a charge to interest expense. As of September 30, 2018 the note holder fully converted principal and accrued interest into common shares. The debt premium on stock settled debt was fully recognized as additional paid in capital.

On March 1, 2019, the Company received a second tranche advance under the Crown Bridge Partners, LLC, master note dated October 25, 2017, for principal amount of $35,000, including covered fees and original issue discount totaling $5,000. Under the conversion terms of the above note, the holder is entitled to a 35% discount plus an additional 10% discount based on the conversion rights of certain other note holders. Therefore, a discount of 45% is assumed for any conversions of this note tranche. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $28,636 with a charge to interest expense. The original issue discount and fees charged were treated as debt discount and will be amortized to financing expenses over the term of the note. Following conversions during the year ended September 30, 2020 the principal balance and debt premium balances were reduced and the unamortized debt discount was $0, at September 30, 2020. The principal was increased by charges of $17,500 for technical default effective during the year ended September 30, 2020 and an additional put premium was calculated to be $26,250. The cross-default provisions of the note include defaults on any notes issued to third parties including any issued subsequent to the issuance of this note. The default charge and the put premium were charged to interest expense at June 30, 2020. The conversion discount increased to 60% as a result of the default. The note principal and accrued interest of $10,987 was redeemed for cash during the year ended September 30, 2022. The principal and accrued interest balances were $2,766 and $6,464, respectively at September 30, 2021.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

On July 12, 2019, the Company issued a convertible promissory note to Trillium Partners LP for cash in the amount of $10,000. The note bears interest at 10%, matures on January 11, 2020, and was convertible into the Company’s common stock at 50% of the lowest closing bid price on the 20 trading days immediately preceding the notice of conversion. The Company accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $10,000 with a charge to interest expense for the note.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

On May 14, 2020, the Company issued a convertible promissory note for $35,000 issued to Tri-Bridge Ventures LLC for a cash loan of $35,000. The note has a one year maturity, 8% annual interest and can be converted to common stock at the contracted price of 60% of the lowest daily traded price during the 10 days prior to delivery of a conversion notice. There are no cross-default provisions in the note. The Company has treated the convertible note in accordance with ASC 480 Stock Settled Debt, and recognized the put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal and accrued interest of $1,550 were fully converted and balances were $0, and $0 respectively at September 30, 2021. $23,333 of put premium was reclassified to additional paid in capital upon conversion.

On June 9, 2020, the Company issued a convertible promissory note in the amount of $53,000 to Geneva Roth Remark Holdings Inc. The Company received $50,000, in cash on June 10, 2020 with $3,000, being retained for legal and underwriting fees which will be treated as OID and be amortized to interest expense over the term of the note. The note matures on June 10, 2021, bears interest at 10%, with a 22% default interest rate and may be converted at 58% of the lowest closing bid price in the 20 days preceding a conversion. The cross-default terms in the note only include defaults on notes issued to related parties of the note holder. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $38,379 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal and accrued interest of $2,650 were fully converted and balances were $0, and $0 respectively at September 30, 2021. $38,379 of put premium was reclassified to additional paid in capital upon conversion.

On July 10, 2020, the Company issued a convertible promissory note to Geneva Roth Remark Holdings Inc. in the amount of $53,000. The Company received $50,000, in cash on July 15, 2020 with $3,000, being retained for legal and underwriting fees which will be treated as debt discount and be amortized to interest expense over the term of the note. The note matures on July 10, 2021, bears interest at 10%, with a 22% default interest rate and may be converted at 58% of the lowest closing bid price in the 20 days preceding a conversion. The cross-default terms in the note only include defaults on notes issued to related parties of the note holder. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $38,379 as put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal and accrued interest of $2,650 were fully converted and balances were $0, and $0 respectively at September 30, 2021. $38,379 of put premium was reclassified to additional paid in capital upon conversion.

On August 28, 2020, the Company issued a convertible promissory note in the amount of $104,000 to Geneva Roth Remark Holdings Inc. The Company received $100,500, in cash on August 28, 2020 with $3,500, being retained for legal and underwriting fees which will be treated as OID and be amortized to interest expense over the term of the note. The note matures on August 28, 2021, bears interest at 10%, with a 22% default interest rate and may be converted at 58% of the lowest closing bid price in the 20 days preceding a conversion. The cross-default terms in the note only include defaults on notes issued to related parties of the note holder. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $75,310 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal and accrued interest of $5,200 were fully converted and balances were $0, and $0 respectively at September 30, 2021. $75,310 of put premium was reclassified to additional paid in capital upon conversion.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

On November 2, 2020, the Company executed a convertible promissory note issued to Geneva Roth Remark Holdings for $53,500, having a 10% annual interest rate, with a 22% default interest rate, maturity of November 2, 2021, and conversion right to a 40% discount to the lowest traded price in the 20 days prior to delivery of a conversion notice. The note was funded for $50,000, with $3,500, disbursed for legal and execution fees. The cross-default terms in the note only include defaults on notes issued to related parties of the note holder. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $35,666 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal and accrued interest of $2,175 were fully converted and balances were $0, and $0 respectively at September 30, 2021. $35,666 of put premium was reclassified to additional paid in capital upon conversion.

On December 15, 2020, the Company executed a convertible promissory note issued to Geneva Roth Remark Holdings for $43,500, having a 10% annual interest rate, with a 22% default interest rate, maturity of December 15, 2021, and conversion right to a 40% discount to the lowest traded price in the 20 days prior to delivery of a conversion notice. The note was funded for $40,000, with $3,500, disbursed for legal and execution fees. The cross-default terms in the note only include defaults on notes issued to related parties of the note holder. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $29,000 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal and accrued interest of $2,675 were fully converted and balances were $0, and $0 respectively at September 30, 2021. $29,000 of put premium was reclassified to additional paid in capital upon conversion.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

On June 14, 2021, the Company entered into a convertible promissory note with Geneva Roth Remark Holdings, Inc. (“Lender”) in the principal amount of $58,500, (the “June 14, 2021 Note”). The June 14, 2021 Note carries interest at the rate of 10%, matures on June 14, 2022, and is convertible into shares of the Company’s common stock, par value $0.0001, at the Lender’s election, after 180 days, at a 35% discount, provided that the Lender may not own greater than 4.99% of the Company’s common stock at any time. The note was funded for $55,000, with $3,500, disbursed for legal and execution fees. The Company will treat the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $31,500 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The principal, premium and accrued interest were $58,500, $31,500 and $1,715 respectively at September 30, 2021. The principal and accrued interest of $58,500 and $2,925 were fully converted into common stock during the three months ended December 31, 2021 and put premium of $31,500 was reclassified to additional paid in capital.

On July 19, 2021, the Company entered into a convertible promissory note with Geneva Roth Remark Holdings, Inc. (“Lender”) in the principal amount of $53,750, (the “July 19, 2021 Note”). Note carries interest at the rate of 10%, matures on July 19, 2022, and is convertible into shares of the Company’s common stock, par value $0.0001, at the Lender’s election, after 180 days, at a 35% discount, provided that the Lender may not own greater than 4.99% of the Company’s common stock at any time. The note was funded for $50,000, with $3,750, disbursed for legal and execution fees. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $28,942 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. At September 30, 2021, the principal and accrued interest was $53,750 and $1,127, respectively. On January 21, 2022, the note was fully converted along with $2,688 of accrued interest and OID of $3,000 was recognized as interest expense and put premiums of $28,942 was reclassified to additional paid in capital.

On August 17, 2021, the Company entered into a convertible promissory note with Geneva Roth Remark Holdings, Inc. (“Lender”) in the principal amount of $45,000, (the “August 17, 2021 Note”). The August 17, 2021 Note carries interest at the rate of 10%, matures on August 17, 2022, and is convertible into shares of the Company’s common stock, par value $0.0001, at the Lender’s election, after 180 days, at a 35% discount, provided that the Lender may not own greater than 4.99% of the Company’s common stock at any time. The note was funded for $41,250, with $3,750, disbursed for legal and execution fees. The Company will treat the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $24,231 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. At September 30, 2021, the principal and accrued interest was $45,000 and $561, respectively. On February 11, 2022, the Company redeemed the note for $63,746 in cash, for the principal of $45,000, penalties of $17,533 and accrued interest of $2,213, OID of $3,298 was recognized as interest expense and a gain on debt settlement of $7,698 was recognized. The penalty was recorded against the gain.

On September 17, 2021, the Company entered into a convertible promissory note with Geneva Roth Remark Holdings, Inc. (“Lender”) in the principal amount of $50,000, (the “September 17, 2021 Note”). The September 17, 2021 Note carries interest at the rate of 10%, matures on September 17, 2022, and is convertible into shares of the Company’s common stock, par value $0.0001, at the Lender’s election, after 180 days, at a 35% discount, provided that the Lender may not own greater than 4.99% of the Company’s common stock at any time. The note was funded for $46,250, with $3,750, disbursed for legal and execution fees. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $26,923 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. At September 30, 2021, the principal and accrued interest was $50,000 and $205, respectively. On March 25, 2022, the note was fully converted along with $2,500 of accrued interest and OID of $3,616 was recognized as interest expense and put premiums of $26,923 was reclassified to additional paid in capital.

On November 12, 2021, the Company executed a convertible promissory note issued to Sixth Street Lending LLC for $55,000, having a 10% annual interest rate, maturity of November 12, 2022, and conversion right to a 35% discount to the average of the two lowest traded price in the 15 days prior to delivery of a conversion notice. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $29,615 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The note was funded for $51,250, with $3,750, disbursed for legal and execution fees. At September 30, 2022, the note principal and accrued interest was fully converted into common stock and $29,615 of premium was reclassified to additional paid in capital.

On January 11, 2022, the Company executed a convertible promissory note issued to Sixth Street Lending LLC for $53,750, having a 10% annual interest rate, maturity of January 11, 2023, and conversion right to a 35% discount to the average of the two lowest traded price in the 15 days prior to delivery of a conversion notice. The Company treated the convertible note in accordance with ASC 480 Stock Settled Debt, recognizing $28,942 of put premium for the stock price discount as a liability with a charge to interest expense at the date of the issuance of the convertible promissory note. The note was funded for $50,000, with $3,750, disbursed for legal and execution fees. During the year ended September 30, 2022 the note holder fully converted principal and accrued interest of $53,750 and $2,688 into of common stock. Premium of $28,942 was reclassified to additional paid in capital.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

NOTE 11 – NOTES AND LOANS PAYABLE

The notes balance consisted of the following at September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Principal loans and notes	$615,500	$519,054
Discounts	(270,064)	(45,816)
Total	345,436	473,238
Less Current portion	(217,897)	(170,036)
Non-current	$127,539	$303,202

For the years ended September 30, 2022 and 2021, amortization of debt discount on the above notes amounted to $135,506 and $149,614, respectively.

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

On October 1, 2019, the Company issued a promissory note to Livingston Asset Management LLC, for $17,000, under the terms of the agreement above. The note is now in default and there are no cross-default provisions in the note. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in year. At September 30, 2020, accrued interest was $1,637. Conversion terms of the original note were reinstated and the note and accrued interest of $1,924 were fully converted into common stock during the year ended September 30, 2021. $17,000 was charged to loss on debt extinguishment due to reinstatement of conversion feature treated as stock settled debt in accordance with ASC 480.

On November 1, 2019, the Company issued a promissory note to Livingston Asset Management LLC, for $17,000, under the terms of the agreement above. The note is now in default and there are no cross-default provisions in the note. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in year. At September 30, 2020, accrued interest was $1,495. Conversion terms were reinstated and the note and accrued interest of $1,779 were fully converted into common stock during the year ended September 30, 2021. $17,000 was charged to loss on debt extinguishment due to reinstatement of conversion feature treated as stock settled debt in accordance with ASC 480.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

On February 1, 2020, the Company issued a promissory note to Livingston Asset Management LLC, for $17,000, under the terms of the agreement above. The note is now in default and there are no cross-default provisions in the note. The principal amount was charged to professional fees on the issuance date. The note bears interest at 10% and matures in year The note principal of $17,000 and accrued interest of $1,491 were forgiven at September 30, 2021 and a gain on debt extinguishment was recognized for $18,491.

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

On June 2, 2020, the Company entered into a financing arrangement through its subsidiary Howco with I Financial Business Loans, LLC. Howco received $150,000, net of discounts totaling $60,000, less legal and underwriting fees of $3,750 and prior loan payoff amount of $40,975. A total of $210,000 was to be paid by direct debit of Howco’s bank account of $854, for 245 daily installments payments. The Company will recognize a principal amount of $210,000 with debt discounts of $63,750, and liquidate the principal balance and related discounts from the 2019 financing. The Company’s CEO is a personal guarantor on financing facility. At September 30, 2020, the principal balance was $140,854, with unamortized debt discount of $28,944, having a net balance of $111,910. As of December 31, 2020, the principal balance was $87,927, with unamortized debt discount of $11,473, having a net balance of $76,454. The balance of $75,975 on January 26, 2021 was fully liquidated upon funding of the IOU note discussed below.

On June 17, 2020, the Company through Howco, entered into a loan directly with the Small Business Administration for $150,000. The loan term is thirty years and begins amortization one year from the date of promissory note to be issued upon funding. Amortization payments are $731 per month and include interest and principal of 3.75% from the date of funding. The loan is secured by the assets of Howco. As of September 30, 2022 and September 30, 2021, the principal balance is $150,000. As of September 30, 2022, $22,461 is classified as current.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

On January 26, 2021, the Company entered into a financing arrangement through its subsidiary Howco with IOU Central Inc. Howco received $121,707, net of discounts totaling $119,929 fees of $595 and prior loan payoff amounts of $75,975 (FORA) and $152,318 (IOU prior note). A total of $462,524 will be paid by direct debit of Howco’s bank account of $8,895, for 51 weekly payments and a final payment of $8,894. The Company recognized a principal amount of $462,524 with debt discounts of $119,929, and liquidated the principal balance and related discounts from the FORA and IOU prior notes. The Company’s CEO is a personal guarantor on financing facility. As of September 30, 2021, the principal balance is $140,449, with unamortized debt discount of $36,142, having a net balance of $104,307. As of September 30, 2022, the principal balance is $0, and the debt discount was fully amortized.

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

On March 30, 2021, the Company entered into a financing arrangement through its subsidiary Howco with ODK Capital, LLC. Howco received $83,000 less fees of $2,075 and Original Issue Discount of $29,631 to be amortized over the term of the note. A total of $112,631 will be paid by direct debit of Howco’s bank account of $2,166, for 52 weekly payments. The Company recognized a principal amount of $112,631, $2,075 charged to expense and debt discounts of $29,631. The Company’s CEO is a personal guarantor of the financing facility. As of September 30, 2021 the principal balance is $56,315, with unamortized debt discount of $9,674 having a net balance of $46,641. As of September 30, 2022, the principal balance is $0, and the debt discount was fully amortized.

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

During the year ended September 30, 2021, the Company issued seven notes payable totaling $17,500. The notes were issued for monthly fees ($2,500) for a service vendor and are issued the first day of the month and each has one year maturity and does not bear interest. The service arrangement was terminated in April 2021, with $17,500 owed as of September 30, 2021 and 2022.

On July 1, 2022, the “Company entered into a Securities Purchase Agreement with Trillium Partners, LP (“Trillium”). Under the terms of the SPA, Trillium agreed to advance funds under a merchant financing arrangement, treated as a loan. The loan principal is $224,000, including legal fees of $5,000 and OID of $24,000, the Company received cash of $195,000. Loan bears interest of 12% per annum and matures on June 30, 2023. The Company agreed to issue 224,000 shares of the Company’s Series B Preferred Stock, and a Warrant for the purchase of 1,120,000,000 shares of Common Stock as consideration for the advance agreement. The Series B Preferred Stock met the criteria for treatment as temporary equity and debt discount of $50,684 was recognized. The Warrant caused a recognition of $100,194 in debt discount. Total debt discount recognized was $179,878, to be amortized over the term of the loan, $44,846 was recognized as interest expense as of September 30, 2022 from amortization of discounts. The Company defaulted on the weekly payment terms of the note; however, the note holder granted a limited waiver of the default. Under the waiver amendment (see Note 12) the default interest rate still applies and now the note accrues interest of 22% and the payments are due upon the notes maturity. Total accrued interest at September 30, 2022 is $10,923.

On July 1, 2022, the “Company entered into a Securities Purchase Agreement with JP Carey Limited Partners, LP (“JPC”). Under the terms of the SPA, JPC agreed to advance funds under a merchant financing arrangement, treated as a loan. The loan principal is $224,000, including legal fees of $5,000 and OID of $24,000, the Company received cash of $195,000. Loan bears interest of 12% per annum and matures on June 30, 2023. The Company agreed to issue 224,000 shares of the Company’s Series B Preferred Stock, and a Warrant for the purchase of 1,120,000,000 shares of Common Stock as consideration for the advance agreement. The Series B Preferred Stock met the criteria for treatment as temporary equity and debt discount of $50,684 was recognized. The Warrant caused a recognition of $100,194 in debt discount. Total debt discount recognized was $179,878, to be amortized over the term of the loan, $44,845 was recognized as interest expense as of September 30, 2022 from amortization of discounts. The Company defaulted on the weekly payment terms of the note; however, the note holder granted a limited waiver of the default. Under the waiver amendment (see Note 12) the default interest rate still applies and now the note accrues interest of 22%, and the payments are due upon the notes maturity. Total accrued interest at September 30, 2022 is $10,923.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

NOTE 12 - TEMPORARY EQUITY

On July 1, 2022 the Company’s Board of Directors designated as Series B Preferred Stock and authorized 1,000,000 shares which will not be subject to increase without the consent of the holders (each a “Holder” and collectively, the “Holders”) of a majority of the outstanding shares of Series B Preferred Stock. The designations, powers, preferences, rights and restrictions granted or imposed upon the Series B Preferred Stock are as set forth in the Certificate of Designation as filed. Each share of Series B Preferred Stock shall have an initial stated value of $1.00 (the “Stated Value”). Ranking The Series B Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior with respect to dividends and right of liquidation with the Company’s common stock and (b) junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Company and existing and outstanding preferred stock of the Company.

Series B Preferred Stock shall have no right to vote on any matters requiring shareholder approval or any matters on which the shareholders are permitted to vote, with the exception to matters that would change the number or features of the Series B Preferred Stock.

Each share of Series B Preferred Stock will carry an annual dividend in the amount of twelve percent (12%) of the Stated Value (the “Divided Rate”), which shall be cumulative, payable solely upon redemption, liquidation or conversion. Upon the occurrence of an Event of Default, the Dividend Rate shall automatically increase to twenty two percent (22%).

Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or upon any Deemed Liquidation Event, after payment or provision for payment of debts and other liabilities of the Company, and after payment or provision for any liquidation preference payable to the holders of any Preferred Stock ranking senior upon liquidation to the Series B Preferred Stock, if any, but prior to any distribution or payment made to the holders of Common Stock or the holders of any Preferred Stock ranking junior upon liquidation to the Series B Preferred Stock by reason of their ownership thereof, the Holders will be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to each share of Series B Preferred Stock equal to (i) the Stated Value plus (ii) any accrued but unpaid dividends, the Default Adjustment, if applicable, Failure to Deliver Fees, if any, (the amounts in this clause (ii) collectively, the “Adjustment Amount”).

Conversion Right. At any time following the date which is one hundred eighty (180) days after the Issuance Date, the Holder shall have the right at any time, to convert all or any part of the outstanding Series B Preferred Stock into fully paid and non-assessable shares of Common Stock. The Holders of the Series B Preferred Stock are limited to holding no more than 9.99% of the Common Stock.

Conversion Price. The conversion price (the “Conversion Price”) shall equal the Fixed Conversion Price (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Fixed Conversion Price” shall mean $0.0002. Notwithstanding anything contained herein to the contrary in the Event of Default, the Conversion Price shall be the lower of the Fixed Conversion Price and the Variable Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (as defined herein) (representing a discount rate of 50%). “Market Price” means the lowest bid price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

Company will reserve from its authorized and unissued Common Stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of this Series B Preferred Stock issued. The Company is required at all times to have authorized and reserved four times the number of shares that would be issuable upon full conversion of the Series B Preferred, at any time the Company does not maintain the required Reserved Amount, the Company shall be put on notice by the Holder, and shall have five (5) days to cure its deficiency, after which time, such failure will be deemed an Event of Default hereunder.

During July 2022, the Company issued 448,000 shares of the Series B Preferred Stock in conjunction with a debt financing with two investors (See Note 11). The Company determined that under ASC 480, the Series B Preferred Stock should be treated as Temporary Equity and that it needed to apply the SAB topic 3c (SEC guidance) as well. Upon issuance of the shares the Company allocated a relative value of $101,368 to the Stock. Upon issuance the Company recorded an aggregate value of $461,440, with $360,072 charged to additional paid in capital including the dividends due of $13,440 at September 30, 2022.

The Company breached its covenants in the Convertible Series B Preferred Stock in July 2022. The breached covenant defines as an event of default relates to any breach of a material covenant or material terms of conditions contained in the Certificate of Designations or in any purchase agreement, subscription agreement or other agreement with any Holder (of the Convertible Series B Preferred Stock). As a result of this event of default the Stated Value of the preferred stock increased to $1.50 per share and the conversion price became the “the lower of the Fixed Conversion Price ($0.0002) or 50% of the lowest closing bid price of the Company’s stock in the twenty days prior to a conversion”. The Preferred Stock’s redemption value was increased by another $224,000 as a result of the default and dividends will accrue at 22%. At September 30, 2022 the outstanding Convertible Series B Preferred Stock would convert into 4,480,000,000 common shares.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

NOTE 13 - STOCKHOLDERS’ DEFICIT

Preferred Stock

As of September 30, 2022, the Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, with designations, voting, and other rights and preferences to be determined by the Board of Directors of which 3,999,750 remain available for designation and issuance.

As of September 30, 2022 and September 30, 2021, the Company has designated 250 shares of $0.0001 par value Series A preferred stock, of which 250 shares are issued and outstanding. These preferred shares have voting rights per shareholder equal to the total number of issued and outstanding shares of common stock divided by 0.99.

See also Note 12, regarding the issuance of Series B Preferred Stock and the related designation.

Common Stock

On February 14, 2022 the Company’s shareholders approved an increase in authorized common stock to 12,000,000,000 from 6,000,000,000, which became effective the same day. On August 6, 2019, the Company filed amendments with the Secretary of the State of Delaware, amending its articles of incorporation to execute a reverse stock split of 1 share for every 1,000 shares outstanding, and changing its name to Bantec, Inc. The name change and the stock split became effective in February 2020, and the transfer agent adjusted the outstanding shares for the reverse split on February 10, 2020. All share and per share related amounts in the accompanying consolidated financial statements and footnotes have been retroactively adjusted for all periods presented to recognize the reverse split. As of September 30, 2022 and September 30, 2021 there were 4,407,320,832, and 2,470,510,585, shares outstanding, respectively.

Stock Incentive Plan

The Company established its 2016 Stock Incentive Plan (the “Plan”) that permits the granting of incentive stock options and other common stock awards. The maximum number of shares available under the Plan is 100,000 shares. The Plan is open to all employees, officers, directors, and non-employees of the Company. Options granted under the Plan will terminate and may no longer be exercised (i) immediately upon termination of an employee or consultant for cause or (ii) one year after termination of employment, but not later than the remaining term of the option. As of September 30, 2022, 83,577 awards remain available for grant under the Plan.

S-1 Offerings

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

SEPTEMBER 30, 2022 AND 2021

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

On January 21, 2022, the Company submitted a registration statement filed on Form S-1. The Company requested accelerated status and the registration statement became effective on January 24, 2022. The offering provides for the issuance of up to 1,800,000,000 shares of common stock at a price of $.0006, under subscriptions. The Company will use the proceeds for working capital and may seek to expand the business through investment. On February 1, 2022 the Form S-1 offering was made effective.

On September 16, 2022, the Company submitted a registration statement filed on Form S-1. The Company requested accelerated status and the registration statement became effective on September 29, 2022. The offering provides for the issuance of up to 5,000,000,000 shares of common stock at a price of $.0002, under subscriptions. The Company will use the proceeds for working capital and may seek to expand the business through investment.

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

Subscriptions Under January 21, 2022 Post-Effective Amendment to the S-1 Offering

Since February 2, 2022, Trillium Partners LP subscribed to 749,313,000 shares of common stock under the new S-1 for cash payments of $449,589.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

Shares Issued in Potential Settlement of Legal Matter

On September 30, 2021, the Company issued 36,821,330 common shares to a former officer in potential settlement of a claim for compensation due plus accrued interest. The shares were valued $119,670, with $92,723 related to salary due and $26,947 was charged to interest expense. At September 30, 2021 $119,670 was recognized as a deferred charge presented as other assets on the balance sheet. During the year ended September 30, 2022, the shares were cancelled.

All shares issued to employees and non-employees are valued at the quoted trading prices on the respective grant dates.

Shares Issued for Conversion of Convertible Notes

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

Approximately $630,000 of put premiums (related to the Stock Settled Debt treatment of the conversions listed above) was reclassified to additional paid in capital in fiscal 2021.

In total 1,124,318,577 shares of common stock were issued upon conversion of convertible notes and accrued interest during the year ended September 30, 2022 as follows:

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

On July 12 2022, Frondeur Partners LLC fully converted principal and accrued interest of $15,000 and $744 from the convertible note dated January 1, 2022 into 126,925,600 shares of common stock.

On July 14, and 18, 2022 1800 Diagonal Lending LLC (f/k/a Sixth Street Lending LLC, fully converted principal and accrued interest of $53,750 and $2,688 from the convertible note dated November 12, 2021 into 217,067,308 shares of common stock.

On September 23 2022, Frondeur Partners LLC fully converted principal and accrued interest of $15,000 and $777 from the convertible note dated February 1, 2022 into 127,144,733 shares of common stock.

Approximately $222,000 of put premiums (related to the Stock Settled Debt treatment of the conversions listed above) was reclassified to additional paid in capital in fiscal 2022.

Stock Options

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period.

There were no options granted under the 2016 Stock Incentive Plan for the years ended September 30, 2022 and 2021.

For the year ended September 30, 2022 and 2021, the Company recorded $69,108 and $82,308 of compensation and consulting expense related to stock options, respectively. Total unrecognized compensation and consulting expense related to unvested stock options at September 30, 2022 amounted to $0.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

For the years ended September 30, 2022 and 2021, a summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2020	17,755	220.00	5.29	-	-
Forfeited	(532)
Outstanding at September 30, 2021	17,223	230.00	3.71	-	-
Forfeited	(800)	-	-	-
Outstanding and Exercisable at September 30, 2022	16,423	220.00	1.97	-	-

All options were issued at an options price equal to the market price of the shares on the date of the grant.

Warrants

On September 9, 2016, 500 5-year warrants exercisable at $10 per share were issued as part of the consideration for the Howco acquisition. These warrants were valued at aggregate of $180,000, and have no intrinsic value. The warrants expired unexercised on September 9, 2021.

On November 9, 2017, the Company received a first tranche payment of $75,500 under the terms of a Securities Purchase Agreement dated October 25, 2017, with Crown Bridge under which the Company issued to Crown Bridge a convertible note in the principal amount of $105,000 and a five-year warrant to purchase 100 shares of the Company’s common stock at an exercise price of $350 as a commitment fee which is equal to the product of one-third of the face value of each tranche divided by $0.35. On December 20, 2017 an additional 200 warrants were issued as a penalty and in order to entice Crown Bridge to waive its right of first refusal to provide additional financing under the terms of their convertible note. A debt discount of $44,036 was recorded for the relative fair market value of the total 300 warrants and amortized to interest expense as of September 30, 2018. The warrants have full ratchet price protection and cashless exercise rights (See Note10). The warrant includes an anti-dilution clause that was triggered on June 4, 2018. On June 4, 2018 an unrelated convertible note holder became entitled to convert their note into common shares at a 60% discount to the stock’s market price. The anti-dilution provision trigger in the warrant agreement entitled Crown Bridge to exercise its warrants under a formula that increased the number of common shares to 31,250 at a price of $3.60 per share. Due to the fact that the number of shares and exercise price can change due to market changes in the price of the common stock the Company has concluded to treat the warrants as derivatives and to revalue that derivative at each reporting date. Therefore, a derivative liability of $261,484 with a charge to additional paid in capital was recorded on June 4, 2018. As of September 30, 2021, the warrant was revalued and the warrant holder is entitled to exercise its warrants for 42,777,527 common shares and the related derivative liability is $125,693. The holder of the warrants have agreed to surrender the warrants following an agreement with the SEC on a matter not related to the Company, therefore the derivative liability was reclassified to a gain on debt extinguishment.

On July 1, 2022, the “Company entered into separate Securities Purchase Agreements with Trillium Partners, LP (“Trillium”) and with JP Carey Limited Partners, LP (“JPC”). Under the terms of each SPA, Trillium and JPC each agreed to advance funds under a merchant financing arrangement, treated as loans. Warrants for the purchase of 1,120,000,000 shares of Common Stock were issued as consideration for the advance agreement. In total 2,240,000,000 warrants were issued and a relative value for the bundled transaction of $200,387, was charged to debt discount (amortized to interest expense over the term of the related loans), additional paid in capital was credited for the same amount.

The Warrants are exercisable at $0.0002 for a term of 7 years, permit the Holder thereof to elect a cashless exercise, are subject to adjustment according to certain anti-dilution provisions, and carry no voting rights.

For the years ended September 30, 2022 and 2021, a summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at September 30, 2020	25,484,484	$.0019	2.11	$-	$71,866
Anti-dilution adjustment	17,293,043	-	-	-	-
Outstanding and exercisable at September 30, 2021	42,777,527	$.00112	1.11	-	$93,255
Anti-dilution adjustment	356,479,390	-	-	-	-
Surrender of warrants	(399,256,917)	-	-	-	-
Issuance of warrants	2,240,000,000	$.0002	6.75	$.0002	$448,000
Outstanding and exercisable at September 30, 2022	2,240,000,000	$.0002	6.5	$.0002	$224,000

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

NOTE 14 - DEFINED CONTRIBUTION PLANS

In August 2016, Bantec established a qualified 401(k) plan with a discretionary employer matching provision. All employees who are at least twenty-one years of age and no minimum service requirement are eligible to participate in the plan. The plan allows participants to defer up to 90% of their annual compensation, up to statutory limits. Employer contributions charged to operations for the years ended September 30, 2022 and 2021, was $0 and $0, respectively.

The Company’s subsidiary, Howco, is the sponsor of a qualified 401(k) plan with a safe harbor provision. All employees are eligible to enter the plan within one year of the commencement of employment. Employer contributions charged to expense for the years ended September 30, 2022 and 2021, was $5,541 and $9,704, respectively.

NOTE 15 - RELATED PARTY TRANSACTIONS

On October 1, 2016, the Company entered into employment agreements with two of its officers. The employment agreement with the Company’s President and CEO provides for annual base compensation of $370,000 for a period of three years, which can, at the Company’s election, be paid in cash or Common Stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity provision for the equivalent of 12 months’ base salary, and an additional one-time severance payment of $2,500,000 upon termination under certain circumstances, as defined in the agreement. On September 16, 2019, this employment agreement was modified to provide an annual salary of $624,000. The Company recognized expenses of $624,000 for the years ended September 30, 2022 and 2021 for the CEO’s base compensation.

On March 28, 2017, Bantec entered into an at-will employment agreement with Matthew Wiles as General Manager of Howco. Under the terms of the employment agreement, Mr. Wiles’ compensation is $140,000 per annum and he also will be eligible for a bonus of 10% of Howco’s gross profits over $1.25 million to be paid in cash after the annual financial statements have been completed and, if applicable, audited for filing with the SEC. Mr. Wiles will also receive options to acquire 250 shares of Bantec’s common stock, vesting over five years in equal amounts on the anniversary date of his Employment Agreement. On September 16, 2019, Mr. Wiles’ employment agreement was modified to provide salary of $275,000, and an annual bonus of 2% of net income. At the Company’s discretion, salary and bonus may be paid in cash or stock and payment may be deferred. The difference between the amended agreement and salary paid by Howco is recorded in the accounts of the parent company. $90,866 was recognized as expense in the parent company’s accounts for the year ended September 30, 2021. Mr. Wiles resigned with effective date of June 2, 2021. Under the terms of the employment agreement there is no continuing obligation from either party.

Shares of Common Stock Issued to Former COO

On April 13, 2021, the Company issued 5,000,000 shares of common stock to its then COO, which were valued at $0.0114, based on the stock price on the date of the grant. The cost of $57,000 was charged to accrued salary.

The Company has certain other promissory notes payable to related parties (see Note 9).

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

NOTE 16 - INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statement and tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

As of September 30, 2022, the Company has net operating loss carryforwards of approximately $17,382,000 to reduce future taxable income. Of the $17,382,000, approximately $14,604,000 can be used through 2039, and $2,778,000 may be carried forward indefinitely. A valuation allowance for the entire amount of deferred tax assets has been established as of September 30, 2022 and 2021.

The provision for (benefit from) income taxes consists of the following:

	Year Ended September 30, 2022	Year Ended September 30, 2021
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	-	-
State	-	-
	-	-
Total income tax provision (benefit)	$-	$-

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

A reconciliation of the provision for income taxes at the federal statutory rates of 21% to the Company’s provision for income tax is as follows:

	Year Ended September 30, 2022	Year Ended September 30, 2021
U.S. Federal (tax benefit) provision at statutory rate	$(561,403)	$(395,235)
State (tax benefit) income taxes, net of federal benefit	(225,898)	(159,035)
Permanent differences	(40,511)	(1,040,685)
True up	78,612	638,984
Changes in valuation allowance	749,200	955,971
Total	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	September 30, 2022	September 30, 2021
Deferred Tax Assets
Stock-based compensation	$873,096	$872,055
Accrued salary – unpaid	827,377	826,390
Net operating losses	5,147,202	4,400,030
Total deferred tax assets	6,847,675	6,098,475
Valuation allowance	(6,847,675)	(6,098,475)
Net deferred tax assets	-	-

Deferred Tax Liabilities
Identifiable intangibles - Howco Purchase	-	-
Total deferred tax liabilities	-	-
Net deferred tax	$-	$-

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets in the U.S. can be realized as of September 30, 2022 and 2021, accordingly, the Company has recorded a full valuation allowance on its U.S. deferred tax assets.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters

On February 6, 2018 the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that the previous owners took excessive amounts of cash from the business prior to the close of the merger. On March 13, 2018 the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. On July 22, 2019, the Company sought and was granted a dismissal without prejudice of the lawsuit filed against the previous owners of Howco. The Company and the previous owners are in discussion to settle the matter as of September 30, 2022. An informal oral agreement with the Seller has been made whereby the Company has been paying the previous owners $3,000 per month since January 2021 in satisfaction of Seller’s note payable. (see Note 8)

In connection with the merger in fiscal 2016, with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the Company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

In the suit Drone USA, Inc and Michael Bannon (plaintiffs) vs Dennis Antonelos (former Chief Financial Officer or CFO), currently pending in New York State court, the plaintiffs seek to compel the former CFO to meet his obligations under an agreement guaranteeing payments to another former executive. The former CFO filed a cross-claim against the plaintiffs for past due salary. The employment agreement with the former CFO allowed salary payments to be paid in cash or stock. During the year ended September 30, 2021, the Company issued 36,821,330 shares of its common stock for the past due salary and claims that this payment moots the former CFO’s claim for past due salary. During the year ended September 30, 2022 the Company cancelled the shares issued and reclassified the amount to equity and a previously recorded liability for $119,670 remains (see Note 7), which is included in the settlement reserves at September 30, 2022. The former CFO filed a motion for summary judgement which was denied, then filed an appeal to that order. The appellate court reversed the lower court’s decision.

On April 10, 2019, a former service provider filed a complaint with three charges with the Superior Court Judicial District of New Haven, CT seeking payment for professional services. The Company has previously recognized expenses of $218,637, which remain unpaid in accounts payable. The Company has retained an attorney who is currently working to address the complaint. On August 9, 2019 the Company filed a motion to dismiss the charge of unjust enrichment. The judge granted the Company’s motion to dismiss. The Company, through its attorney, is working to negotiate a settlement. A trial is scheduled for March 2023.

During the year ended September 30, 2019, two vendors (The Equity Group and Toppan Vintage) have asserted claims for past due amounts of approximately $59,000, arising from services provided. The Company has fully recognized in accounts payable the amounts associated with these claims and expects to resolve the matters to satisfaction of all parties.

On December 30, 2020, a Howco vendor filed a lawsuit seeking payment of past due invoices totaling $276,430 and finance charges of $40,212. The Company has recorded the liability for the invoices in the normal course of business. Management at Howco as well as an intermedairy consultant structured a repayment plan with this vender and other venders as well.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

The Impact of COVID-19

The Company is a wholesale vendor to the Department of Defense through its wholly owned subsidiary Howco whose business has been affected due to the COVID-19 social distancing requirements mandated by the federal, state and local governments where the Company’s operations occur. For some businesses, like the Company’s, core business cannot always be done through “virtual” means, and even when this is possible, it requires significant capital and time to achieve. During the year ended September 30, 2022 sales and shipments at Howco have increased modestly from the year ended September 30, 2021. It is anticipated that COVID-19 restrictions had an impact on the Company’s operations during the year ended September 30, 2022, however the Company cannot assess the financial impact of the related COVID-19 restrictions as compared to other economic and business factors.

Settlements

On January 29, 2018, the Company entered into a settlement agreement and mutual release with a vendor who had provided public relations and other consulting services whereby the Company shall pay to this vendor an aggregate amount of $60,000 of which $30,000 was paid on February 2, 2018. The Company was to have paid ten monthly payments of $3,000 per month beginning on February 29, 2018. The vendor is to return 400 common shares of the Company’s common stock which will be cancelled upon satisfaction of the liability. The liability is recorded at $21,000 as of September 30, 2022 and 2021.

On November 13, 2018 the Company and a vendor agreed to settle $161,700 in past due professional fees for a convertible note in the amount of $90,000. The note bears interest at 5% and matures in July 2019, and has a fixed discount conversion feature. The note is now past due and remains unconverted at September 30, 2021 and 2022; however there is no default interest or penalty associated with the default. The difference between the settlement amount and the recorded amount in accounts payable of $71,700 was recognized as a gain on debt extinguishment upon receipt of the waiver and release from the vendor in 2018.

As of September 30, 2022, the Company has received demand for payment of past due amounts for services by several consultants and service providers.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

Commitments

Lease Obligations

The Company entered into an agreement with a manufacturer in Pismo Beach, California. The agreement provides for certain services to be provided by the manufacturer as needed by the Company. The agreement has an initial term of three years with one year renewals. In connection with this agreement, the Company has agreed to sublease space based in San Luis Obispo, California from the manufacturer for the purposes of the development and manufacturing of unmanned aerial vehicles. The lease provides for base monthly rent of approximately $15,000 for the initial term to be increased to $16,500 per month upon extension. The lease term begins February 1, 2017 and expires January 31, 2019 with the option to extend the term an additional 24 months. However, the Company never took possession of the premises and in July 2017, the Company made a decision to not take possession of the premises. The Company is in default of the rent payments and had received oral demand for payments. As of September 30, 2022 and 2021, the Company has not made any of the required monthly rent payments in connection with this agreement. During fiscal 2017, the Company had expensed and accrued into accounts payable the remaining amounts due under the term of the lease for a total accrual of $360,000 pursuant to ASC 420-10-30. This balance remains accrued as of September 30, 2022 and September 30, 2021.

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

Right of use asset (ROU) is summarized below:

	September 30, 2022	September 30, 2021
Operating lease at inception - June 2, 2020	$156,554	$156,554
Less accumulated reduction	(122,986)	(70,807)
Balance ROU asset	$33,568	$85,747

Operating lease liability related to the ROU asset is summarized below:

Operating lease liabilities at inception - June 2, 2020	$156,554	$156,554
Reduction of lease liabilities	(122,079)	(69,564)
Total lease liabilities	$34,475	$86,990
Less: current portion	-	(52,178)
Lease liabilities, non-current	$-	$34,812

Non-cancellable operating lease total future payments are summarized below:

Total minimum operating lease payments	$42,929	$106,298
Less discount to fair value	(8,454)	(19,308)
Total lease liability	$34,475	$86,990

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

Future minimum lease payments under non-cancellable operating leases at September 30, 2022 are as follows:

Years ending September 30,	Amount
2023	42,929
Total minimum non-cancelable operating lease payments	$42,929

For the years ended September 30, 2022 and 2021, rent expense for all leases amounted to $73,346 and $68,246, respectively.

In December 2019, the Company relocated its primary office to 195 Paterson Avenue, Little Falls, New Jersey, under a one-year lease with a renewal option having monthly payments of $500.

Profit Sharing Plan (for Howco)

On April 13, 2018, Howco announced to its employees a Company-wide profit sharing program. The employee profit share is equal to their annual salary divided by the Company’s total annual payroll and multiplied by 10% of net income for the fiscal year. During the years ended September 30, 2022 and 2021 the employees earned $0 and $0, under this plan.

Notice of Default

On September 6, 2019, the Company received a notice of default under its senior secured credit facility with TCA, for non-payment of amounts due among other matters. Left uncured the default remedies include seizure of operating assets such as the Company’s subsidiary. Additionally, the default may trigger cross default provisions under other agreements with other creditors.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

NOTE 18 - CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000. At September 30, 2022, cash in a bank did not exceed the federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2022.

Economic Concentrations

With respect to customer concentration, one customer accounted for approximately 73%, of total sales for the year ended September 30, 2022. Two customers accounted for approximately 57%, and 23%, of total sales for the period ended September 30, 2021. It should be noted that federal government agencies account for 89% of Howco sales.

With respect to accounts receivable concentration, three customers accounted for approximately 50%, 23%, and 15%, of total accounts receivable at September 30, 2022. Three customers accounted for approximately 53%, 24%, and 20%, of total accounts receivable at September 30, 2021.

With respect to Howco supplier concentration, two suppliers accounted for approximately 17% and 13%, of total purchases for the year ended September 30, 2022. One supplier accounted for approximately 22% of total purchases for the year ended September 30, 2021.

With respect to Howco accounts payable concentration, three suppliers accounted for approximately 27%, 24%, and 13% of total accounts payable at September 30, 2022. Three suppliers accounted for approximately 21%, 19%, and 14% of total accounts payable at September 30, 2021.

With respect to foreign sales, it totaled approximately $0 and $0 for the years ended September 30, 2022 and 2021 respectively.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

NOTE 19 - SUBSEQUENT EVENTS

Shares Issued for Subscription

Since September 30, 2022, the Company issued 496,667,000 shares of common stock under the January 21, 2022 S-1 offering and received $99,333.

Partial Redemption of Promissory Note

On October 25, 2022, the Company repaid $50,000 of the July merchant financing arrangement. The payment was applied to the Trillium LP note bringing its balance to $174,000.

Shares Issued for Conversions of Convertible Notes

On October 3, 2022, the Company issued 191,826,700 shares of common stock in conversion of Frondeur Partners LLC, convertible note payable dated March 1, 2022, all principal of $15,000 and accrued interest of $888 were converted.

On November 17, 2022, the Company issued 384,804,200 shares of common stock in conversion of Frondeur Partners LLC, convertible note payable dated April 1, 2022, all principal of $15,000 and accrued interest of $945 were converted.

On December 1, 2022, the Company issued 383,489,000 shares of common stock in conversion of Frondeur Partners LLC, convertible note payable dated May 1, 2022, all principal of $15,000 and accrued interest of $879 were converted.

Filing PRE 14C

On December 15, 2022, the Company filed form PRE 14C with the SEC announcing its intent to effect a reverse stock split with a ratio of between 1:500 or 1:1000. The reverse stock split has not been declared effective as of the date of this filing.

Convertible Notes Issued

On October 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services. The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

On October 1, 2022, the Company issued a convertible promissory note to an attorney for $4,000 in principal for services. The convertible note bears interest of 10% per annum and matures in seven months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $4,000 is recognized as interest expense on note issuance date.

On November 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services. The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date.

On November 1, 2022, the Company issued a convertible promissory note to an attorney for $4,000 in principal for services. The convertible note bears interest of 10% per annum and matures in seven months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $4,000 is recognized as interest expense on note issuance date.

On December 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services. The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date.

On December 1, 2022, the Company issued a convertible promissory note to an attorney for $4,000 in principal for services. The convertible note bears interest of 10% per annum and matures in seven months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $4,000 is recognized as interest expense on note issuance date.

On January 1, 2023, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services. The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date.

On January 1, 2023, the Company issued a convertible promissory note to an attorney for $4,000 in principal for services. The convertible note bears interest of 10% per annum and matures in seven months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $4,000 is recognized as interest expense on note issuance date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT CERTIFYING ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2022 that the Company’s disclosure controls and procedures were not effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, currently the same person to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of September 30, 2022, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were not effective as of September 30, 2022.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our number of directors is established at three, divided into three classes, designated as Class I, Class II and Class III. The terms of the Class I directors were extended for three years each at the 2021 annual meeting of stockholders, the Class II directors expire at the 2022 annual meeting of stockholders, and the term of the Class III directors will expire at the 2023 annual meeting of stockholders. A plurality of the votes of the shares of the registrant’s common stock present in person or represented by proxy at the annual meeting and entitled to vote on the election of directors are required to elect the directors. The Board members have three-year terms and in the absence of a vote at an annual meeting of stockholders, they continue for successive three-year terms until they are replaced or resign.

The following table sets forth certain information about our executive officers, key employees and directors as of December 29, 2022.

Name	Age	Position	Class
Michael Bannon	57	President, CEO, CFO, Director	I
Rodrigo Kuntz Rangel	45	Chief Technology Officer, Director	I

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

Nominating Procedures

During the fiscal year ended September 30, 2022, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Directors’ Fees

No compensation has been paid to any individual for services rendered as a director.

Compliance with Section 16(a) of the Securities Exchange Act

Not Applicable

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics for all officers and directors which is disclosed on the Company’s website. There have been no waivers to any of the Code of Conduct and Ethics provisions nor any amendments made to the Code of Conduct and Ethics during the year ended September 30, 2022.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Compensation Philosophy

This section discusses the principles underlying our policies and decisions with respect to the compensation of our executive officers and what we believe are the most important factors relevant to an analysis of these policies and decisions. This section also describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers as of September 30, 2022. Our “named executive officers” for 202 are Michael Bannon and Dr. Rodrigo Kuntz Rangel. The compensation of each of our other current executive officers is based on individual terms approved by our board of directors. Our board of directors made changes to current executive compensation as outlined below.

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

Each of our named executive officers was hired by us before our board of directors established a formal executive compensation program. To achieve these objectives in the future, we expect that our board of directors and compensation committee will evaluate our executive compensation program with the goal of setting and maintaining compensation at levels that are justifiable based on each executive’s level of experience, performance and responsibility and that the board believes are competitive with those of other companies in our industry and our region that compete with us for executive talent. In addition, we expect that our executive compensation program will tie a substantial portion of each executive’s overall compensation to key strategic, financial and operational goals. We have provided, and expect to continue to provide, a portion of our executive compensation in the form of stock options and restricted stock that vest over time, which we believe helps to retain our executives and aligns their interests with those of our stockholders by allowing them to participate in the longer-term success of the Company as reflected in stock price appreciation.

Use of Compensation Consultants and Market Benchmarking

For purposes of determining total compensation and the primary components of compensation for our executive officers in 2022 we did not retain the services of a compensation consultant or use survey information or compensation data to engage in benchmarking. In the future, we expect that our compensation committee will consider publicly available compensation data for national and regional companies in the drone industry to help guide its executive compensation decisions at the time of hiring and for subsequent adjustments in compensation. Even if we retain the services of an independent compensation consultant to provide additional comparative data on executive compensation practices in our industry and to advise on our executive compensation program generally, our board of directors and future compensation committee will ultimately make their own decisions about these matters.

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

Stock-Based Awards

Our equity award program is the primary vehicle for offering long-term incentives to our executives. While we do not have any equity ownership guidelines for our executives, we believe that equity grants provide our executives with a strong link to our long-term performance create an ownership culture and help to align the interests of our executives and our stockholders. In addition, the vesting feature of our equity awards contributes to executive retention by providing an incentive for our executives to remain in our employ during the vesting period. Currently, our executives are eligible to participate in our 2016 stock incentive plan, which we refer to as the 2016 Plan, and all equity awards granted in 2017 (no awards were granted in fiscal years 2022 and 2021) were pursuant to the 2016 Plan. Under our 2016 Plan, executives are eligible to receive grants of stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other stock-based equity awards at the discretion of our board of directors.

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

In general, the equity awards that we have granted to our executive’s vest in equal annual amounts over a period of two to five years. Vesting ceases upon termination of employment and exercise rights ceases immediately upon termination for cause or 12 months if termination is not for cause. Prior to the exercise of a stock option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights or the right to receive dividends or dividend equivalents.

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

SUMMARY COMPENSATION TABLE

Name and Principal Occupation	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
M. Bannon	2022	$624,000	$-	$-	-	$-	$-	$42,445	$666,445
M. Bannon	2021	$624,000	$-	$-	-	$-	$-	$42,889	$666,889
R. Kuntz Rangel(2)	2022	$-	$-	$-	-	$-	$-	$-	$-
R. Kuntz Rangel(2)	2021	$-	$-	$-	-	$-	$-	$-	$-
M. Wiles (3)	2022	$-	$-	$-	-	$-	$-	$-	$-
M. Wiles (3)	2021	$111,927	$-	$74,000	-	$-	$-	$1,512	$187,439

(1)	The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the year computed in accordance with the provisions of ASC 718, excluding the impact of estimated forfeitures related to service-based vesting conditions (which in our case were none).

(2)	Rodrigo Kuntz Rangel did not receive any compensation from us for his service as our Chief Technology Officer in 2022 and 2021. We issued to Rodrigo Kuntz Rangel an option to acquire 2,000 shares of our common stock in July 2016. 1,000 shares vested on July 1, 2017 and 1,000 shares vested on July 1, 2018. An additional grant of 2,100 options were granted on March 30, 2017 and each tranche of 420 options vests beginning April 1, 2018 and each year thereafter.

(3)	Matt Wiles resigned all management and board of directors’ roles effective June 2, 2021. Mr. Wiles received common stock valued at $74,000 in lieu of accrued and unpaid compensation from September 2019 through June 2, 2021.

(4)	All other compensation includes payments for Company leased vehicle and medical insurance both for the CEO, and 401(k) matching payments for Mr. Wiles.

Grants of Plan-Based Awards in 2022 and 2021

No options were granted in 2022 or 2021.

Outstanding Equity Awards at September 30, 2022

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of September 30, 2022.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price		Option Expiration		Number of shares that have not vested	Market value of shares that have not vested
Name	Exercisable	Unexercisable	($/Sh)		Date		(#)	($)
Rodrigo Kuntz Rangel	4,100	-	$201	(1)	7/1/26	(2)

(1)	Weighted average exercise price

(2)	One stock option grant for 2,000 shares expires 7/1/26 and the grants for 2,100 expire March 30, 2027.

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

Defined Contribution Plan

In August 2016, Bantec, Inc. established a qualified 401(k) defined contribution plan with a discretionary employer match provision. All employees who are at least twenty-one years of age are eligible to participate in the plan. The plan allows participants to defer up to 90% of their annual compensation, up to statutory limits. There were $0 of employer contributions for the years ended September 30, 2022, and 2021.

Howco is the sponsor of a qualified 401(k) plan with a safe harbor provision. All employees are eligible to enter the plan within one year of the commencement of employment. Employer contributions charged to expenses for the years ended September 30, 2022 and 2021 were $5,541 and $9,704, respectively.

On April 13, 2018, Howco Distributing announced to its employees a Company-wide profit-sharing program. In fiscal year 2018, Howco Distributing, distributed approximately ten-percent of the Company’s net income. The employee profit is equal to their annual salary divided by the Company’s total annual payroll and multiplied by 10% of net income for the fiscal year. During the years ended September 30, 2022 and 2021 there was no profit and therefore no distribution under the plan.

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

2022 Director Compensation

We currently do not have a formal non-employee director compensation policy. However, we do reimburse our non-employee directors for their reasonable expenses incurred in connection with attending our board of directors and committee meetings, and we may in the future grant stock options and pay cash compensation to some or all of our non-employee directors. Other than reimbursement of out-of-pocket expenses as described above, we did not provide any cash or equity compensation to our non-employee directors during the year ended September 30, 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 29, 2022, certain information concerning the beneficial ownership of our capital stock, including our common stock, and stock options as converted into common stock basis, by:

●	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;

●	each director;

●	each named executive officer;

●	all of our executive officers and directors as a group; and

●	each person or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

The column entitled “Percentage of Class” is based on 5,864,107,732 shares of common stock outstanding as of December 2, 2022. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of December 29, 2022, are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Michael Bannon has voting control through his ownership of 250 shares of Series A preferred stock. Each share of Series A preferred stock entitles the holder to vote on all matters submitted to a vote of our shareholders with each shareholder casting a vote equal to the quotient of the sum of all outstanding shares of common stock divided by 0.99, which based on, 5,864,107,732 shares issued and outstanding equates to voting rights equal to 5,923,341,143 shares of common stock.

Name and Address [1]	Amount and Nature of Beneficial Ownership	Percentage of Class
Michael Bannon (2)	130,365,936	2.2%
Dr. Rodrigo Kuntz Rangel (3)	4,100	0.00001%
TCA (4)	27,927,693,837	476%
All Officers and Directors as a Group	130,370,036	2.2%

(1)	Unless otherwise indicated, the address of such individual is c/o the Company.

(2)	Michael Bannon has voting control through his ownership of 250 shares of Series A preferred stock voting on an as-converted basis. This chart reflects only the issued and outstanding shares of our common stock.

(3)	Represents shares issuable upon the exercise of stock options to purchase shares of our common stock that are exercisable within 60 days of December 29, 2022.

(4)	Based upon the right of TCA to convert the unpaid principal and interest owed under the convertible note issued by the Company to TCA. TCA is a limited partnership organized under the laws of the Cayman Islands and had its principal office at 19950 West Country Club Drive, 1st Floor, Aventura, Florida 33180. Currently, TCA has ceased operations and its funds and management entities are in receivership.

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

On January 25, 2022 a promissory note was issued to the CEO by Howco for $75,000 having weekly payments of $3,870 for twenty-five weeks, which include a total of $21,750 of interest. The principal at September 30, 2022 was $0 and interest of $18,945, was charged to interest expense. The note was repaid early therefore the interest charged was less than under the pre-amendment agreement.

On April 25, 2022 a promissory note was issued to the CEO by Howco for $50,000 having weekly payments of $1,570 for fifty weeks, which include a total of $28,500 of interest. The principal at September 30, 2022 was $13,537 and interest of $10,783, was charged to interest expense. The note is being repaid faster than the original payment terms and therefore the interest will be lower than the original agreement terms.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by Salberg & Company P.A. during fiscal years 2022 and 2021:

	2022	2021
Audit Fees	$77,100	$72,600
Audit-Related Fees	8,900	6,700
Tax Fees	-	-
All Other Fees	-	-
Total	$86,000	$79,300

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

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During fiscal years 2022 and 2021, no services were provided in this category.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 12, 2023.

Bantec, Inc.

By:	/s/ Michael Bannon
Name:	Michael Bannon
Title:	Chief Executive Officer / Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)

/s/ Michael Bannon
Director

/s/ Rodrigo Kuntz Rangel
Director