Form 10-Q
period 2022-12-31
Bantec, Inc.
filed 2023-02-17
CIK 1704795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,621,329,932 shares as of February 16, 2023.

BANTEC, INC.

Form 10-Q

December 31, 2022

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2022	2022
	(Unaudited)
ASSETS
Current Assets
Cash	$94,938	$186,386
Accounts receivable	116,542	419,951
Inventory	92,372	92,917
Prepaid expenses and other current assets	4,663	4,663

Total Current Assets	308,515	703,917

Property and equipment, net	1,461	1,461
Right of use lease asset	20,544	33,568

Total non-current assets	22,005	35,029

Total Assets	$330,520	$738,946

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,611,367	$2,730,309
Accrued expenses and interest	5,355,289	5,094,394
Convertible notes payable – net of discounts and premiums	7,446,325	7,422,326
Note payable – seller	834,000	837,000
Current portion notes and loans payable – net of discounts	268,964	217,897
Notes payable – related party	-	13,537
Settlement payable	139,562	154,562
Lease liability – current portion	21,111	34,475

Total Current Liabilities	16,676,618	16,504,500

Long-term Liabilities:
Notes and loans payable – net of current portion	126,740	127,539

Total Long-term Liabilities	126,740	127,539

Total Liabilities	16,803,358	16,632,039

Temporary Equity – Convertible Preferred Stock Series B - $1.50 stated value, 1,000,000 shares designated and authorized, 448,000 issued and outstanding at December 31, 2022 and September 30, 2022	722,400	685,440

Commitments and Contingencies (Note 15)

Stockholders’ Deficit:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, Series A preferred stock – no par value, 250 shares designated, issued and outstanding at December 31, 2022 and September 30, 2022, respectively	-	-
Common stock - $0.0001 par value,12,000,000,000 shares authorized, 5,864,107,732 and 4,407,320,832 shares issued and outstanding at December 31, 2022 and September 30, 2022, respectively	586,412	440,733
Additional paid-in capital	18,630,211	18,610,920
Accumulated deficit	(36,411,861)	(35,630,186)

Total Stockholders’ Deficit	(17,195,238)	(16,578,533)

Total Liabilities and Stockholders’ Deficit	$330,520	$738,946

See accompanying notes to these condensed consolidated unaudited financial statements.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,
	2022	2021

Sales	$606,166	$402,117

Cost of Goods Sold	511,216	307,300

Gross Profit	94,950	94,817

Operating Expenses:
Selling, general, and administrative expenses	514,290	654,296

Total Operating Expenses	514,290	654,296

Loss from Operations	(419,340)	(559,479)

Other Income (Expenses):
Gain (Loss) on change in fair market value of derivative	-	677
Interest and financing costs	(362,335)	(294,170)

Total Other Income (Expenses)	(362,335)	(293,493)

Net (Loss) before Provision for Income Tax	(781,675)	(852,972)

Provision for Income Tax	-	-

Net (Loss)	$(781,675)	$(852,972)

Dividends Attributable to Series B Preferred Stock	36,960	-

Net Loss Attributable to Common Stockholders	$(818,635)	$(852,972)
Basic and diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	5,327,269,482	2,590,178,717

See accompanying notes to these condensed consolidated unaudited financial statements.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(UNAUDITED)

For the Three Months ended December 31, 2022

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – September 30, 2022	250	$-	4,407,320,832	$440,733	$18,610,920	$(35,630,186)	$(16,578,533)

Shares issued for cash	-	-	496,667,000	49,667	49,666	-	99,333

Shares issued for conversions of notes and accrued interest including premiums reclassified	-	-	960,119,900	96,012	6,585	-	102,597

Preferred Stock Series B dividend	-	-	-	-	(36,960)	-	(36,960)

Net loss	-	-	-	-	-	(781,675)	(781,675)

Balance – December 31, 2022	250	$-	5,864,107,732	$586,412	$18,630,211	$(36,411,861)	$(17,195,238)

For the Three Months ended December 31, 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2021	250	$-	2,470,510,585	$247,052	$17,913,710	$(32,956,840)	$(14,796,078)

Share-based compensation	-	-	-	-	34,934	-	34,934

Shares issued for cash	-	-	100,000,000	10,000	240,000	-	250,000

Shares issued for conversion of notes and reclassification of debt premiums	-	-	122,850,000	12,285	173,565		185,850
Net loss for the three months ended December 31, 2021	-	-	-	-	-	(852,972)	(852,972)
Balance, December 31, 2021	250	$-	2,693,360,585	$269,337	$18,362,209	$(33,809,812)	$(15,178,266)

See accompanying notes to these condensed consolidated unaudited financial statements.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net (loss)	$(781,675)	$(852,972)
Adjustments to reconcile net loss to net cash (used in), operating activities:
Amortization of debt discounts	91,009	29,697
Accretion of premium on convertible note	57,000	74,616
Share-based compensation expense	-	34,934
Issuance of common stock for conversion fees	9,885	-
Fee notes issued	57,000	45,000
(Gain) Loss on derivative, change in fair market value	-	(677)
Changes in operating assets and liabilities:
Accounts receivable	303,409	9,335
Inventory	545	(7,625)
Prepaid expenses and other current assets	-	21,767
Net Change in right of use asset and lease	(340)	-
Accounts payable and accrued expenses	144,664	296,354
Settlement payable	(15,000)	-

Cash (Used in) Operating Activities	(133,503)	(349,571)

Cash Flows from Financing Activities:
Repayments for bank line of credit	-	(4,885)
Net proceeds from note payable, related party	24,000	-
Repayment of factoring notes	-	(142,006)
Repayment of related party notes	(37,537)	-
Repayment of loan payable	(40,741)	-
Proceeds from sale of stock	99,333	250,000
Proceeds from convertible notes issued	-	51,250
Repayment of Seller’s note	(3,000)	(9,000)

Cash Provided by Financing Activities	42,055	145,359

Net (Decrease)in Cash	(91,448)	(204,212)

Cash - beginning of period	186,386	985,953

Cash - end of period	$94,938	$781,741

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$16,164	$-
Taxes	$-	$-

Noncash financing and investing activities:
Reclassification of debt premium upon conversion	$45,000	$63,000
Issuance of common stock for conversion of convertible notes and accrued interest	$47,712	$122,850
Debt discounts on notes	$-	$3,750

See accompanying notes to these condensed consolidated unaudited financial statements.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2022 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on January 12, 2023. The consolidated balance sheet as of September 30, 2022 contained herein has been derived from the audited consolidated financial statements as of September 30, 2022 but does not include all disclosures required by GAAP.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the three months ended December 31, 2022, the Company has incurred a net loss of $781,675 and used cash in operations of $133,503. The working capital deficit, stockholders’ deficit and accumulated deficit was $16,368,103, $17,195,238 and $36,411,861, respectively, at December 31, 2022. On September 6, 2019 the Company received a default notice on its payment obligations under the senior secured credit facility agreement (see Note 9), defaulted on its Note Payable – Seller in September 2017 and has since defaulted on other promissory notes. As of December 31, 2022 the Company has received demands for payment of past due amounts from several consultants and service providers. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has continued to implement cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its secured obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for bad debt on accounts receivable, reserves on inventory, valuation of intangible assets for impairment analysis, valuation of the lease liability and related right-of-use asset, valuation of stock-based compensation, valuation of redeemable preferred stock and the valuation allowance on deferred tax assets.

Fair Value Measurements

The Company follows the FASB Fair Value Measurements standard, as they apply to its financial instruments. This standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

The Company’s non-financial assets, such as ROU assets, and property and equipment, are adjusted to fair value only when an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.

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

Property & Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The assets are fully operational drones used as demonstration units and each unit exceeds management’s threshold for capitalization of $2,000. The Company depreciates these demonstration units over a period of 3 years. No depreciation was recognized during the three months ended December 31, 2022, as the related equipment was depreciated to salvageable value as of September 30, 2021. Management believes that the salvageable value of $1,461 is an adequate representation of the value of the demonstration drones at December 31, 2022.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The Company through its subsidiary Howco may enter into contracts to package products for a third-party company servicing the same government customer base. The contracts are based on the job lot as shipped to Howco for packaging. The customer is billed upon completion each job lot at which time revenue is recognized.

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

DECEMBER 31, 2022

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

Shipping and Handling Costs

The Company has included freight-out as a component of cost of sales, which amounted to $12,920 and $15,804 for the three months ended December 31, 2022 and 2021, respectively.

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

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

The Company currently has no federal or state tax examinations in progress. As of December 31, 2022, the Company’s tax returns for the tax years 2021, 2020 and 2019 remain subject to audit, primarily by the Internal Revenue Service. The income tax returns for the tax year 2022 are on extension and have not yet been filed.

The Company did not have material unrecognized tax benefits as of December 31, 2022 and does not expect this to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes.

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of December 31, 2022, 16,423 options were outstanding, warrants to purchase 2,240,000,000 shares of common stock were outstanding and exercisable. There are 448,000 shares of Series B Preferred Stock outstanding which are convertible into 6,720,000,000 shares of common stock at December 31, 2022. Additionally, as of December 31, 2022, the outstanding principal balance, including accrued interest of the third-party convertible debt, totaled $9,839,057 and was convertible into 208,587,952,309 shares of common stock. The total potentially dilutive shares calculated is 217,547,968,732. It should be noted that contractually the limitations on the third-party notes (and the related warrant) limit the number of shares converted to either 4.99% or 9.99% of the then outstanding shares. The Company’s CEO and Chairman of the Board of Directors holds a control block of Series A Preferred Stock which confers upon him a majority vote in all Company matters including authorization of additional common shares or to reverse split the stock. The Company has filed a Pre 14C to effect the reverse stock split outlined below. Following that reverse split the shortfall in available stock will be remedied. As of December 31, 2022, and 2021, potentially dilutive securities consisted of the following:

	December 31, 2022	December 31, 2021
Stock options	16,423	17,223
Warrants	2,240,000,000	119,777,075
Series B Preferred Stock	6,720,000,000	-
Third party convertible debt (including senior debt)	208,587,952,309	9,105,940,574
Total	217,547,968,732	9,255,734,872

Effect of the Planned Reverse Split

On December 15, 2022 the Company filed Form PRE 14C to effect a reverse split of between 1:500 and 1:1,000 shares of common stock. The Company has determined that the definitive filing will be for a reverse split of 1:1,000. The Company expects processing in late February 2023. The table below shows the Losses Per Share prior to the reverse split and following the reverse split of 1:1,000. A key assumption to the earnings per share calculation is that post-reverse split price is equal to the pre-reverse split times the number of shares from the ratio. For example: pre-reverse split price of $0.003 times the reverse split of 1,000 is equal to $0.30.

	Three months Ended December 31, 2022	Three months Ended December 31, 2021
Net losses available to common stockholders	$818,635	$852,972
Current Weighted Average Shares Outstanding	5,327,269,482	2,590,178,717
Loss Per Share	$0.00	$0.00
Post Reverse Split Effected
Shares Outstanding	5,327,269	2,590,179
Loss Per Share	$0.15	$0.33

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

The assumption inherent in the table above is a reverse split of 1:1,000.

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. As of December 31, 2022, the Company has three operating segments. Howco generated 99% of the consolidated sales which are primarily from department of defense. Drone LLC generated less than 1% of sales primarily to state and municipal government purchases of drones and accessories. Bantec Sanitizing Inc. had no contribution to consolidated sales of its sanitizing products for the three months ended December 31, 2022. Howco has 77% of the consolidated tangible assets, Drone has no allocated assets and Bantec Sanitizing Inc. has 8% of consolidated assets and the parent company has 15% of the consolidated tangible assets as of December 31, 2022 and additionally, there are no formal cost allocations to Howco or the other subsidiaries.

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

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

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

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable at December 31 and September 30, 2022 is as follow:

	December 31, 2022	September 30, 2022
Accounts receivable	$116,542	$419,951
Reserve for doubtful accounts	-	-
	$116,542	$419,951

Bad debt expense was $0 for the three months ended December 31, 2022 and 2021.

NOTE 4 - INVENTORY

At December 31, 2022 and September 30, 2022, inventory consists of finished goods and was valued at $92,372 and $92,917, respectively. No inventory reserve was deemed necessary at December 31, or September 30, 2022.

NOTE 5 - LINE OF CREDIT - BANK

The Company has a revolving line of credit with a financial institution, which balance is due on demand and principal payments are due monthly at 1/60 th of the outstanding principal balance. This revolving line of credit is in the amount of $50,000, and is personally guaranteed by the Company’s Chief Executive Officer (“CEO”). The line bears interest at a fluctuating rate equal to the prime rate plus 4.25%, which at December 31, 2022 and September 30, 2022 was 11.75% and 10.5%, respectively. As of December 31, 2022 and September 30, 2022, respectively, the balance of the line of credit was $0 and $0, with $50,000, available at December 31, 2022.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

NOTE 6 - SETTLEMENTS PAYABLE

On July 20, 2018, the Company entered into a settlement agreement with a collection agent for American Express relating to $127,056 of past due charges. The agreement provides for initial payment of $12,706, monthly payments of $6,500 and final payment on January 27, 2020 of $3,850. Under the terms of the agreement, this debt is in default. On June 27, 2022, the Company entered into an agreement for the balance and the other losses were $7,042 for collection fees. Under the agreement established $5,000 per month is being paid by the Company. The amount due at December 31, and September 30, 2022, was $19,892 and $34,892, respectively.

During the year ended September 30, 2022, $119,670 was accrued in recognition of an appeals court ruling that certain obligations be settled in cash(see Note 15). The cash liability has not been paid as of December 31, 2022.

The total amounts due at December 31, and September 30, 2022, was $139,562, and $154,562, respectively.

NOTE 7 - NOTE PAYABLE – SELLER

In connection with the acquisition of Howco in September 2016, the Company issued a note payable in the amount of $900,000 to the sellers of Howco. The note matured on September 9, 2017 and bears interest at 5.50% per annum. The note requires payment of unpaid principal and interest upon maturity. The note is secured by all assets of Howco Distribution Co. and subordinated to the Senior Secured Credit Facility discussed below. The note is currently in default and the default interest rate is 8% per annum. At December 31, 2022 and September 30, 2022, the principal and accrued interest on this note amounted to $834,000, $425,860 and $837,000, and $409,063, respectively. (see Note 15)

NOTE 8 - CONVERTIBLE AND PROMISSORY NOTES PAYABLE – RELATED PARTY OFFICER AND HIS AFFILIATES

The related party officer and his affiliates convertible and other notes balance consisted of the following at December 31 and September 30, 2022:

	December 31, 2022	September 30, 2021
Principal	$-	$13,537
Long term	$-	$13,527

Promissory Notes Payable

On April 25, 2022 a promissory note was issued to the CEO by Howco for $50,000 having weekly payments of $1,570 for fifty weeks, which include a total of $28,500 of interest. The principal at December 31, 2022 and September 30, 2022 was $0 and $13,527. Interest of $4,713 was charged to interest expense during the three months ended December 31, 2022 prior to repayment. The note was repaid faster than the original payment terms and therefore the interest was lower than the original agreement terms.

NOTE 9 - CONVERTIBLE NOTES PAYABLE AND ADVISORY FEE LIABILITIES

The senior secured credit facility note balance and convertible debt balances consisted of the following at December 31, and September 30, 2022:

	December 31,	September 30,
	2022	2022
Principal	$5,990,891	$5,978,891
Premiums	1,455,434	1,443,435
	$7,446,325	$7,442,326

For the three months ended December 31, 2022 and 2021, amortization of debt discount on the above convertible notes amounted to $0 and $7,865, respectively.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

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

As of December 31, 2022, and September 30, 2022, the Company had issued 539, shares of common stock in satisfaction of the $850,000 advisory fee in accordance with the terms of the agreement, such shares being issued in September 2016. The proceeds from the sale of the 539, shares were to be applied to the $850,000 advisory fee due. Based upon the value of the shares, at the time the lender sells the shares, the Company may be required to redeem unsold shares for the difference between the $850,000 and the lender’s sales proceeds. Accordingly, the $850,000 was reflected as a current liability through December 31, 2017. In January 2018, in connection with a settlement agreement (see below), the accrued advisory fee was reclassified to the principal balance of the replacement Convertible Note. Through the date of the settlement agreement and through December 31, 2022 and September 30, 2022, the lender had not reported any proceeds from the sale of these shares (see below). Prior to the settlement agreement in January 2018, notwithstanding anything contained in the Agreement to the contrary, in the event the Lender has not realized net proceeds from the sale of Advisory Fee Shares equal to at least the Advisory Fee by the earlier to occur of: (A) September 13, 2017; (B) the occurrence of an Event of Default; or (C) the Maturity Date, then at any time thereafter, the Lender shall have the right, upon written notice to the Borrower, to require that the Borrower redeem all Advisory Fee Shares then in Lender’s possession for cash equal to the Advisory Fee, less any cash proceeds received by the Lender from any previous sales of Advisory Fee Shares, if any within five (5) Business Days from the date the Lender delivers such redemption notice to the Borrower.

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

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

In the three months ended December 31, 2022, there were no 3(a) (10) issuances. As of December 31, 2022, there have been seventeen issuances under section 3(a) (10) of the Securities Act totaling 1,374,885 shares; 1,273,261, in 2019, and 101,624, in 2018, which have been recorded at par value with an equal charge to additional paid-in capital. On November 17, 2019, 194,520 of the shares issued under the 3(a) (10) were cancelled at the request of Livingston. The value originally recorded as a liability remains in the convertible note balance, until these shares have been sold and reported to the Company by the lender as part of the Make-Whole provision at which time the proceeds value of such shares are reclassified to additional paid-in capital. During the years ended September 30, 2018 and September 30, 2019, proceeds of $308,100 and $270,320, respectively were remitted to TCA by Livingston and applied to reduce the liability with corresponding credits to additional paid in capital. $180,618 of debt premium was credited to additional paid in capital in conjunction with the payments to TCA. At December 31, 2022 and September 30, 2022, the balance, of $421,587 along with related debt premium of $281,054 are included in convertible notes payable on the balance sheet.

At December 31, 2022 and September 30, 2022, the principal of the Note B portion was $5,326,285 and accrued interest was $2,537,347 and $2,377,557 respectively and the Note A principal subject to the 3(a) (10) court order was $421,587 as noted above. During the three months ended December 31, 2022, the Company has not paid interest or principal and Livingston Asset Management (under the 3(a) (10) settlement) has not made any payments to TCA.

On March 7, 2018 the Company entered into a placement agent and advisory agreement with Scottsdale Capital Advisors in connection with the Livingston liability purchase term sheet executed on November 15, 2017. The placement agent services fee amounted to $15,000 payable to Scottsdale Capital Advisors in the form of a convertible note. The note matures six months from the date of issuance and shall accrue interest at the rate of 10% per annum. The $15,000 note is convertible into shares of the Company’s common stock at a discount of 30% of the low closing bid price for the twenty trading days prior to the conversion and is not subject to any registration rights. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $6,429 with a charge to interest expense. The note has not been converted and the principal balance is $15,000, at December 31, 2022 and September 30, 2022 with $8,155, and $7,777, of accrued interest, respectively. As the note has matured it is technically in default. Under the terms of the note no default interest or penalties accrue.

On December 1, 2021, the Company terminated its agreement with Livingston Asset Management and entered into a consulting and services arrangement with Frondeur Partners LLC which has no stipulated term. The arrangement provides for financial management services including accounting and related periodic reporting among other advisory services. Under the agreement the Company will issue to Frondeur Partners LLC convertible fee notes having principal of $15,000, interest of 10% per annum, maturity of seven months. The notes are convertible into common shares at a discount of 50% to the lowest bid price in the twenty trading days immediately preceding the notice of conversion. The notes are charged to professional fees for each corresponding service month. The principal balance for the Frondeur notes was $105,000 and accrued interest for the notes totaled $3,332 at December 31, 2022, as detailed below.

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

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

On April 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At September 30, 2022 the accrued interest was $752. On November 17, 2022, the Company issued 384,804,200 shares of common stock in conversion of Frondeur Partners LLC, convertible note payable dated April 1, 2022, all principal of $15,000 and accrued interest of $945 were converted. Premium of $15,000 was reclassified to additional paid in capital.

On May 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At September 30, 2022 the accrued interest was $629. On December 1, 2022, the Company issued 383,489,000 shares of common stock in conversion of Frondeur Partners LLC, convertible note payable dated May 1, 2022, all principal of $15,000 and accrued interest of $879 were converted. Premium of $15,000 was reclassified to additional paid in capital.

On June 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At December 31, 2022, and September 30, 2022 the accrued interest was $879 and $501, respectively.

On July 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At December 31, 2022 and September 30, 2022, the accrued interest was $692 and $314, respectively.

On August 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At December 31, 2022, and September 30, 2022 the accrued interest was $565 and $187, respectively.

On September 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At December 31, 2022, and September 30, 2022 the accrued interest was $440 and $62.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

On October 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At December 31, 2022, the accrued interest was $378.

On November 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At December 31, 2022, the accrued interest was $251.

On December 1, 2022, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 10% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date. At December 31, 2022, the accrued interest was $127.

The principal balance for the Frondeur notes was $105,000 at December 31, and September 30, 2022, respectively, as detailed above. Accrued interest for these notes totaled $3,332 and $3,631 at December 31, and September 30, 2022 , respectively also detailed above.

The following notes have been issued to the law firm, each having six-month term to maturity and 10% annual interest but a change in the conversion terms such that a fixed discount of 50% of the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The notes have cross default provisions. The Company has accounted for the convertible promissory notes as stock settled debt under ASC 480 and recorded debt premiums equal to the face value of the notes with a charge to interest expense. The note principal amount was charged to professional fees during the month the note was issued.

On May 1, 2022, a $4,000 convertible note was issued for fees incurred;

On June 1, 2022, a $4,000 convertible note was issued for fees incurred;

On July 1, 2022, a $4,000 convertible note was issued for fees incurred;

On August 1, 2022, a $4,000 convertible note was issued for fees incurred;

On September 1, 2022, a $4,000 convertible note was issued for fees incurred;

On October 1, 2022, a $4,000 convertible note was issued for fees incurred;

On November 1, 2022, a $4,000 convertible note was issued for fees incurred; and

On December 1, 2022, a $4,000 convertible note was issued for fees incurred.

The principal balances owed under the agreement as of December 31, 2022 and September 30, 2022 were $32,000, and $20,000 respectively and accrued interest was $1,235 and $563 as of December 31, 2022, and September 30, 2022, respectively.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

On November 13, 2018, the Company issued a convertible promissory note for $90,000 to a vendor in settlement of approximately $161,700 of past due amounts due for services. The note bears interest at 5%, matures on June 30, 2019 and is convertible into the Company’s common stock at 50% of the lowest closing bid price during the 20 trading days immediately preceding the notice of conversion. The note matured on June 30, 2019, there is no default penalty or interest rate increase associated with the note, nor are there any cross-default provisions in the note. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $90,000 with a charge to interest expense for the notes. At December 31, and September 30, 2022 the principal, and premium were $90,000, $90,000. At December 31, and September 30, 2022 accrued interest was $39,336 and $36,614, respectively (see Note 15).

NOTE 10 - NOTES AND LOANS PAYABLE

The notes balance consisted of the following at December 31, and September 30, 2022

	December 31, 2022	September 30, 2022
Principal loans and notes	$574,759	$615,500
Discounts	(179,055)	(270,064)
Total	395,704	345,436
Less Current portion	(268,964)	(217,897)
Non-current	$126,740	$127,539

For the three months ended December 31, 2022 and 2021, amortization of debt discount on the above notes amounted to $91,009 and $7,865, respectively.

On June 17, 2020, the Company through Howco, entered into a loan directly with the Small Business Administration for $150,000. The loan term is thirty years and begins amortization one year from the date of promissory note to be issued upon funding. Amortization payments are $731 per month and include interest and principal of 3.75% from the date of funding. The loan is secured by the assets of Howco. As of December 31, and September 30, 2022, the principal balance is $150,000. As of December 31, and September 30, 2022, $23,260, and $22,461 respectively, is classified as current.

During the year ended September 30, 2021, the Company issued seven notes payable totaling $17,500. The notes were issued for monthly fees ($2,500) for a service vendor and are issued the first day of the month and each has one year maturity and does not bear interest. The service arrangement was terminated in April 2021, with $17,500 owed as of December 31, 2022, and September 30, 2022.

On July 1, 2022, the “Company entered into a Securities Purchase Agreement with Trillium Partners, LP (“Trillium”). Under the terms of the SPA, Trillium agreed to advance funds under a merchant financing arrangement, treated as a loan. The loan principal is $224,000, including legal fees of $5,000 and OID of $24,000, the Company received cash of $195,000. Loan bears interest of 12% per annum and matures on June 30, 2023. The Company agreed to issue 224,000 shares of the Company’s Series B Preferred Stock, and a Warrant for the purchase of 1,120,000,000 shares of Common Stock as consideration for the advance agreement. The Series B Preferred Stock met the criteria for treatment as temporary equity and debt discount of $50,684 was recognized. The Warrant caused a recognition of $100,194 in debt discount. Total debt discount recognized was $179,878, to be amortized over the term of the loan, $44,846 was recognized as interest expense as of September 30, 2022 from amortization of discounts. The Company defaulted on the weekly payment terms of the note; however, the note holder granted a limited waiver of the default. Under the waiver amendment (see Note 11) the default interest rate still applies and now the note accrues interest of 22% and the payments are due upon the notes maturity. Total accrued interest at December 31, 2022, and September 30, 2022 is $12,956 and $10,923, respectively. On October 25, 2022, the Company repaid $50,000 of the July merchant financing arrangement. The payment was applied to the Trillium LP notes’ accrued interest and principal bringing its principal balance to $183,259.

On July 1, 2022, the “Company entered into a Securities Purchase Agreement with JP Carey Limited Partners, LP (“JPC”). Under the terms of the SPA, JPC agreed to advance funds under a merchant financing arrangement, treated as a loan. The loan principal is $224,000, including legal fees of $5,000 and OID of $24,000, the Company received cash of $195,000. Loan bears interest of 12% per annum and matures on June 30, 2023. The Company agreed to issue 224,000 shares of the Company’s Series B Preferred Stock, and a Warrant for the purchase of 1,120,000,000 shares of Common Stock as consideration for the advance agreement. The Series B Preferred Stock met the criteria for treatment as temporary equity and debt discount of $50,684 was recognized. The Warrant caused a recognition of $100,194 in debt discount. Total debt discount recognized was $179,878, to be amortized over the term of the loan, $44,845 was recognized as interest expense as of September 30, 2022 from amortization of discounts. The Company defaulted on the weekly payment terms of the note; however, the note holder granted a limited waiver of the default. Under the waiver amendment (see Note 11) the default interest rate still applies and now the note accrues interest of 22%, and the payments are due upon the notes maturity. Total accrued interest at December 31, 2022, and September 30, 2022 is $23,344 and $10,923, respectively.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

NOTE 11 - TEMPORARY EQUITY

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

During July 2022, the Company issued 448,000 shares of the Series B Preferred Stock in conjunction with a debt financing with two investors (See Note 10). The Company determined that under ASC 480, the Series B Preferred Stock should be treated as Temporary Equity and that it needed to apply the SAB topic 3c (SEC guidance) as well. Upon issuance of the shares the Company allocated a relative value of $101,368 to the Stock. Upon issuance the Company recorded an aggregate value of $461,440, with $360,072 charged to additional paid in capital including the dividends due of $13,440 at September 30, 2022. During the three months ended, December 31, 2022, the Company charged an additional $36,960 to additional paid in capital for the dividend of the preferred shares.

The Company breached its covenants in the Convertible Series B Preferred Stock in July 2022. The breached covenant defines as an event of default relates to any breach of a material covenant or material terms of conditions contained in the Certificate of Designations or in any purchase agreement, subscription agreement or other agreement with any Holder (of the Convertible Series B Preferred Stock). As a result of this event of default the Stated Value of the preferred stock increased to $1.50 per share and the conversion price became the “the lower of the Fixed Conversion Price ($0.0002) or 50% of the lowest closing bid price of the Company’s stock in the twenty days prior to a conversion”. The Preferred Stock’s redemption value was increased by another $224,000 as a result of the default and dividends are now accruing at 22%. At December 31, 2022 the outstanding Convertible Series B Preferred Stock would convert into 6,720,000,000 common shares.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

NOTE 12 - STOCKHOLDERS’ DEFICIT

Preferred Stock

As of December 31, 2022, the Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, with designations, voting, and other rights and preferences to be determined by the Board of Directors of which 3,999,750 remain available for designation and issuance.

As of December 31, 2022 and September 30, 2022, the Company has designated 250 shares of $0.0001 par value Series A preferred stock, of which 250 shares are issued and outstanding. These preferred shares have voting rights per shareholder equal to the total number of issued and outstanding shares of common stock divided by 0.99.

See also Note 11, regarding the issuance of Series B Preferred Stock and the related designation.

Common Stock

As of December 31, and September 30, 2022, there were 5,864,107,732 and 4,407,320,832, shares outstanding, respectively.

Filing PRE 14C

On December 15, 2022, the Company filed form PRE 14C with the SEC announcing its intent to effect a reverse stock split with a ratio of between 1:500 or 1:1,000. The Company has determined to fix the reverse split ratio at 1:1,000. The reverse stock split has not been declared effective as of the date of this filing.

Stock Incentive Plan

The Company established its 2016 Stock Incentive Plan (the “Plan”) that permits the granting of incentive stock options and other common stock awards. The maximum number of shares available under the Plan is 100,000 shares. The Plan is open to all employees, officers, directors, and non-employees of the Company. Options granted under the Plan will terminate and may no longer be exercised (i) immediately upon termination of an employee or consultant for cause or (ii) one year after termination of employment, but not later than the remaining term of the option. As of December 31, 2022, 83,577 awards remain available for grant under the Plan.

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

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

Subscriptions Under January 21, 2022 Post-Effective Amendment to the S-1 Offering

During the three months ending December 31, 2022, the Company issued 496,667,000 shares of common stock under the September 16, 2022 S-1 offering and received $99,333.

Shares Issued for Conversion of Convertible Notes

In total 960,119,900 shares of common stock were issued upon conversion of convertible notes and accrued interest during the three months ended December 31, 2022 as follows:

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

$45,000 of put premiums (related to the Stock Settled Debt treatment of the conversions listed above) was reclassified to additional paid in during the three months ended, December 31, 2022.

Stock Options

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period.

There were no options granted under the 2016 Stock Incentive Plan for the three months ended December 31, 2022 and 2021.

For the three months ended December 31, 2022 and 2021, the Company recorded $0 and $34,934 of compensation and consulting expense related to stock options, respectively. Total unrecognized compensation was $0, at December 31 and September 30, 2022.

For the three months ended December 31, 2022, a summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2022	16,423	220.00	1.97	-	-
Outstanding at December 31, 2022	16,423	220.00	1.72	-	-
Outstanding and Exercisable at December 31, 2022	16,423	220.00	1.72	-	-

All options were issued at an options price equal to the market price of the shares on the date of the grant.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

Warrants

For the three months ended December 31, 2022 , a summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at September 30, 2022	2,240,000,000	.0002	6.75	$.0002	$448,000
Outstanding and exercisable at December 31, 2022	2,240,000,000	$.0002	6.5	$.0002	$112,000

There were no new warrants issued during the three months ended December 31, 2022.

NOTE 13 - DEFINED CONTRIBUTION PLANS

In August 2016, Bantec established a qualified 401(k) plan with a discretionary employer matching provision. All employees who are at least twenty-one years of age and no minimum service requirement are eligible to participate in the plan. The plan allows participants to defer up to 90% of their annual compensation, up to statutory limits. Employer contributions charged to operations for the three months ended December 31, 2022 and 2021, was $0 and $0, respectively.

The Company’s subsidiary, Howco, is the sponsor of a qualified 401(k) plan with a safe harbor provision. All employees are eligible to enter the plan within one year of the commencement of employment. Employer contributions charged to expense for the three months ended December 31, 2022 and 2021 was $1,063 and $1,835, respectively.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

NOTE 14 - RELATED PARTY TRANSACTIONS

On October 1, 2016, the Company entered into employment agreements with the Company’s President and CEO provides for annual base compensation of $370,000 for a period of three years, which can, at the Company’s election, be paid in cash or Common Stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity provision for the equivalent of 12 months’ base salary, and an additional one-time severance payment of $2,500,000 upon termination under certain circumstances, as defined in the agreement. On September 16, 2019, this employment agreement was modified to provide an annual salary of $624,000. The Company recognized expenses of $156,000 for the three months ended December 31, 2022 and 2021 for the CEO’s base compensation.

During the three months ended December 31, 2022, the Company’s CEO advanced $24,000 to the Company which was repaid prior to December 31, 2022.

The Company had certain other promissory notes payable to related parties (see Note 8).

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters

On February 6, 2018 the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that the previous owners took excessive amounts of cash from the business prior to the close of the merger. On March 13, 2018 the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. On July 22, 2019, the Company sought and was granted a dismissal without prejudice of the lawsuit filed against the previous owners of Howco. The Company and the previous owners are in discussion to settle the matter as of December 31, 2022. An informal oral agreement with the Seller has been made whereby the Company has been paying the previous owners $3,000 per month since January 2021 in satisfaction of Seller’s note payable. (see Note 7)

In connection with the merger in fiscal 2016, with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the Company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

In the suit Drone USA, Inc and Michael Bannon (plaintiffs) vs the former Chief Financial Officer or CFO, currently pending in New York State court, the plaintiffs seek to compel the former CFO to meet his obligations under an agreement guaranteeing payments to another former executive. The former CFO filed a cross-claim against the plaintiffs for past due salary. The employment agreement with the former CFO allowed salary payments to be paid in cash or stock. During the year ended September 30, 2021, the Company issued 36,821,330 shares of its common stock for the past due salary and claims that this payment moots the former CFO’s claim for past due salary. During the year ended September 30, 2022 the Company began the process to cancel the shares issued and reclassified the amount to equity and a previously recorded liability for $119,670 remains (see Note 6), which is included in the settlement payable balance at December 31, 2022. The former CFO filed a motion for summary judgement which was denied, then filed an appeal to that order. The appellate court reversed the lower court’s decision.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The Impact of COVID-19

The Company is a wholesale vendor to the Department of Defense through its wholly owned subsidiary Howco whose business has been affected due to the COVID-19 social distancing requirements mandated by the federal, state and local governments where the Company’s operations occur. For some businesses, like the Company’s, core business cannot always be done through “virtual” means, and even when this is possible, it requires significant capital and time to achieve. During the three months ended December 31, 2022 sales and shipments at Howco have increased modestly from the three months ended December 31, 2021. It is anticipated that COVID-19 restrictions had an impact on the Company’s operations during the year ended September 30, 2022, however the Company cannot assess the financial impact of the related COVID-19 restrictions as compared to other economic and business factors.

Settlements

On January 29, 2018, the Company entered into a settlement agreement and mutual release with a vendor who had provided public relations and other consulting services whereby the Company shall pay to this vendor an aggregate amount of $60,000 of which $30,000 was paid on February 2, 2018. The Company was to have paid ten monthly payments of $3,000 per month beginning on February 29, 2018. The vendor is to return 400 common shares of the Company’s common stock which will be cancelled upon satisfaction of the liability. The liability is recorded at $21,000 as of December 31, 2022, and September 30, 2022.

On November 13, 2018 the Company and a vendor agreed to settle $161,700 in past due professional fees for a convertible note in the amount of $90,000. The note bears interest at 5% and matures in July 2019, and has a fixed discount conversion feature. The note is now past due and remains unconverted at December 31, and September 30, 2022; however there is no default interest or penalty associated with the default. The difference between the settlement amount and the recorded amount in accounts payable of $71,700 was recognized as a gain on debt extinguishment upon receipt of the waiver and release from the vendor in 2018.

As of December 31, 2022, the Company has received demand for payment of past due amounts for services by several consultants and service providers.

Commitments

Lease Obligations

The Company entered into an agreement with a manufacturer in Pismo Beach, California. The agreement provides for certain services to be provided by the manufacturer as needed by the Company. The agreement has an initial term of three years with one year renewals. In connection with this agreement, the Company has agreed to sublease space based in San Luis Obispo, California from the manufacturer for the purposes of the development and manufacturing of unmanned aerial vehicles. The lease provides for base monthly rent of approximately $15,000 for the initial term to be increased to $16,500 per month upon extension. The lease term begins February 1, 2017 and expires January 31, 2019 with the option to extend the term an additional 24 months. However, the Company never took possession of the premises and in July 2017, the Company made a decision to not take possession of the premises. The Company is in default of the rent payments and had received oral demand for payments. As of December 31, and September 30, 2022 , the Company has not made any of the required monthly rent payments in connection with this agreement. During fiscal 2017, the Company had expensed and accrued into accounts payable the remaining amounts due under the term of the lease for a total accrual of $360,000 pursuant to ASC 420-10-30. This balance remains accrued as of December 31, and September 30, 2022.

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

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

Right of use asset (ROU) is summarized below:

	December 31, 2022	September 30, 2022
Operating lease at inception - June 2, 2020	$156,554	$156,554
Less accumulated reduction	(136,010)	(122,986)
Balance ROU asset	$20,544	$33,568

Operating lease liability related to the ROU asset is summarized below:

Operating lease liabilities at inception - June 2, 2020	$156,554	$156,554
Reduction of lease liabilities	(135,443)	(122,079)
Total lease liabilities	$21,111	$34,475
Less: current portion	-	-
Lease liabilities, non-current	$-	$-

Non-cancellable operating lease total future payments are summarized below:

Total minimum operating lease payments	$26,830	$42,929
Less discount to fair value	(5,719)	(8,454)
Total lease liability	$21,111	$34,475

Future minimum lease payments under non-cancellable operating leases at December 31, 2022 are as follows:

Years ending September 30,	Amount
2023	26,830
Total minimum non-cancelable operating lease payments	$26,830

For the three months ended December 31, 2022 and 2021, rent expense for all leases amounted to $19,562 and $17,214, respectively.

In December 2019, the Company relocated its primary office to 195 Paterson Avenue, Little Falls, New Jersey, under a one-year lease with a renewal option having monthly payments of $500.

Profit Sharing Plan (for Howco)

On April 13, 2018, Howco announced to its employees a Company-wide profit sharing program. The employee profit share is equal to their annual salary divided by the Company’s total annual payroll and multiplied by 10% of net income for the fiscal year. During the three months ended December 31, 2022 and 2021 the employees earned $0 and $0, under this plan.

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

NOTE 16 - CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000. At December 31, 2022, cash in a bank did not exceed the federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2022.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

Economic Concentrations

With respect to customer concentration, one customer accounted for approximately 91% of total sales for the three months ended December 31, 2022. Two customers accounted for approximately 81% and 10% of total sales for the three months ended December 31, 2021.

With respect to accounts receivable concentration, one customer accounted for approximately 95% of total accounts receivable at December 31, 2022. Three customers accounted for approximately 50%, 23%, and 15%, of total accounts receivable at September 30, 2022.

With respect to supplier concentration, three suppliers accounted for approximately 20%, 13% and 11% of total purchases for the three months ended December 31, 2022. Two suppliers accounted for approximately 30% and 14% of total purchases for the three months ended December 31, 2021.

With respect to Howco accounts payable concentration, three suppliers accounted for approximately 16%, 15%, and 13% of total accounts payable at December 31, 2022. Three suppliers accounted for approximately 27%, 24%, and 13% of total accounts payable at September 30, 2022.

NOTE 17 - SUBSEQUENT EVENTS

Reverse Stock Split

On February 10, 2023, the Company submitted Form Def 14C announcing that the stockholders of record have approved by written consent to amend the Certificate of Incorporation to effect a reverse split of the Company’s common stock in a range between 1:500 and 1:1,000. The Company has determined to fix the reverse split ratio to 1:1,000 and will file the amendment in Delaware (it’s state of registration). As of the date of this filing the reverse split is not effective.

Shares Issued for Conversions of Convertible Notes

On January 11, 2023, the Company issued 384,311,000 shares of common stock in conversion of Frondeur Partners LLC, convertible note payable dated June 1, 2022, all principal of $15,000 and accrued interest of $921 were converted.

On February 11, 2023, the Company issued 372,911,200 shares of common stock in conversion of Frondeur Partners LLC, convertible note payable dated July1, 2022, all principal of $15,000 and accrued interest of $884 were converted.

Convertible Notes Issued

On January 1, 2023, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 12% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date.

On January 1, 2023, the Company issued a convertible note to a law firm, having principal of $4,000, six-month term to maturity and 10% annual interest and conversion terms with a fixed discount of 50% of the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The notes have cross default provisions. The Company has accounts for the convertible promissory notes as stock settled debt under ASC 480 and will record debt premiums equal to the face value of the notes with a charge to interest expense. The note principal amount was charged to professional fees during the month the note was issued

On February 1, 2023, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 12% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date.

On February 1, 2023, the Company issued a convertible note to a law firm, having principal of $4,000, six-month term to maturity and 10% annual interest and conversion terms with a fixed discount of 50% of the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The notes have cross default provisions. The Company has accounts for the convertible promissory notes as stock settled debt under ASC 480 and will record debt premiums equal to the face value of the notes with a charge to interest expense. The note principal amount was charged to professional fees during the month the note was issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended September 30, 2022 as filed with the SEC on January 12, 2023.

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

The Impact of COVID-19

The Company is a wholesale vendor to the Department of Defense through its wholly owned subsidiary Howco whose business has been affected due to the COVID-19 social distancing requirements mandated by the federal, state and local governments where the Company’s operations occur. For some businesses, like the Company’s, core business cannot always be done through “virtual” means, and even when this is possible, it requires significant capital and time to achieve. During the three months ended December 31, 2022 sales and shipments at Howco have increased modestly from the three months ended December 31, 2021. It is anticipated that COVID-19 restrictions had an impact on the Company’s operations during the year ended September 30, 2022, however the Company cannot assess the financial impact of the related COVID-19 restrictions as compared to other economic and business factors.

Liquidity and Capital Resources

As of December 31, 2022 we had $308,515 in current assets, including $94,938 in cash, compared to $703,917 in current assets, including $186,386 in cash, at September 30, 2022. Current liabilities at December 31, 2022, totaled $16,676,618 compared to $16,504,500, at September 30, 2022. The decrease in current assets from September 30, 2022 to December 31, 2022 is primarily due to decreases in: cash of $91,448, and accounts receivable of $303,409. The increase in current liabilities from September 30, 2022 to December 31, 2022, of approximately $172,000, is primarily due to the increases in: accrued expenses of approximately $261,000, with slight offsets in accounts payable, settlements payable and lease liability. While we have revenues from UAV sales as of this date, no significant UAV revenues are anticipated until we have implemented our full plan of operations, specifically, initiating sales campaigns for our UAV internet and social media platforms. We must raise cash to implement our strategy to grow and expand per our business plan. We anticipate over the next 12 months the cost of being a reporting public company will be approximately $250,000.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
Net Cash (Used) Provided in Operating Activities	$(133,503)	$(349,571)
Net Cash (Used) Provided by Financing Activities	$42,055	$145,359
Net (Decrease) Increase in Cash	$(91,448)	$(204,212)

2022, Net cash used in operating activities of $133,503, is largely the result of net losses of $781,675, partially offset by non-cash charges for premiums on stock settled debt, debt discount amortization, non-cash charges for services and increases to accrued expenses.

2022, Cash provided by financing activities is largely the result of stock sales for cash of $99,333, somewhat offset by repayments of various debts including loans and other financing arrangements at Howco.

Refer also to the Consolidated Statements of Changes in Cash Flows included in the financial statement section of this report.

Results of Operations

Three months Ended December 31, 2022 and 2021

We generated sales of $606,166 and $402,117 for the three months ended December 31, 2022 and 2021, respectively, an increase of $204,049, or 51%. For the three months ended December 31, 2022 and 2021, we reported cost of goods sold of $511,216 and $307,300, respectively, an increase of $203,916, or 66%. The increase in sales and increase in cost of goods sold for the 2022 period as compared to the 2021 period is due to capture of a greater amount of government sales. Revenue in 2021 also included revenue from packaging services which have lower cost of goods sold.

For the three months ended December 31, 2022 and 2021, we reported selling, general, and administrative expenses of $514,290 as compared to $654,296, a decrease of $140,006, or 21%. For the three months ended December 31, 2022 and 2021, selling, general, and administrative expenses consisted of the following:

	For the Three Months ended	For the Three Months ended
	December 31, 2022	December 31, 2021
Compensation and related benefits	$259,982	$319,046
Professional fees	207,925	272,540
Other selling, general and administrative expenses	46,383	62,710
Total selling, general and administrative expenses	$514,290	$654,296

The decrease in selling, general, and administrative costs for the 2022 period as compared to the 2021 period was due to the decrease in: compensation costs of approximately $59,000, professional costs of approximately $65,000 and other SGA of approximately $17,000.

For the three months ended December 31, 2022 and 2021, other income (expense) amounted to ($362,335), and ($293,493), respectively, an increase of $68,842. The increase was attributable to increases in debt financing and default interest on recent debt financing.

As a result, we reported a net losses of $781,675, or $0.00 per common share, and $852,972, or $0.00 per common share, for the three months ended December 31, 2022 and 2021, respectively.

Including the deemed dividend of $36,960 related to the temporary equity, the net loss attributed to common shareholders was $818,635. There was no temporary equity with a related dividend in 2021 comparative period.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the three months ended December 31, 2022, the Company has incurred a net loss of $781,675 and used cash in operations of $133,503. The working capital deficit, stockholders’ deficit and accumulated deficit was $16,368,103, $17,195,238 and $36,411,861, respectively, at December 31, 2022. On September 6, 2019 the Company received a default notice on its payment obligations under the senior secured credit facility agreement (see Note 9), defaulted on its Note Payable – Seller in September 2017 and has since defaulted on other promissory notes. As of December 31, 2022 the Company has received demands for payment of past due amounts from several consultants and service providers. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has continued to implement cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its secured obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

The Company through its subsidiary Howco may enter into contracts to package products for a third-party company servicing the same government customer base. The contracts are based on the job lot as shipped to Howco for packaging. The customer is billed upon completion each job lot at which time revenue is recognized.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2022, our disclosure controls and procedures were not effective.

The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting. Currently there is no staff with knowledge of Generally Accepted Accounting Procedures on site at Howco. To remediate this situation, we have engaged outsourced accountants.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In connection with the 2016 fiscal year merger with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the Company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

On February 6, 2018 the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that the previous owners took excessive amounts of cash from the business prior to the close of the merger. On March 13, 2018 the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. On July 22, 2019, the Company sought and was granted a dismissal without prejudice of the lawsuit filed against the previous owners of Howco. The Company and the previous owners are in discussion to settle the matter as of December 31, 2022. An informal oral agreement with the Seller has been made whereby the Company has been paying the previous owners $3,000 per month since January 2021 in satisfaction of Sellers note payable.

In the suit Drone USA, Inc and Michael Bannon (plaintiffs) vs the former Chief Financial Officer or CFO, currently pending in New York State court, the plaintiffs seek to compel the former CFO to meet his obligations under an agreement guaranteeing payments to another former executive. The former CFO filed a cross-claim against the plaintiffs for past due salary. The employment agreement with the former CFO allowed salary payments to be paid in cash or stock. During the year ended September 30, 2021, the Company issued 36,821,330 shares of its common stock for the past due salary and claims that this payment moots the former CFO’s claim for past due salary. During the year ended September 30, 2022 the Company began the process to cancel the shares issued which were reclassified to equity. The former CFO filed a motion for summary judgement which was denied, then filed an appeal to that order. The appellate court reversed the lower court’s decision.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Unregistered Securities

Since September 30, 2022, the Company issued the following unregistered securities:

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

On January 11, 2023, the Company issued 384,311,000 shares of common stock in conversion of Frondeur Partners LLC, convertible note payable dated June 1, 2022, all principal of $15,000 and accrued interest of $921 were converted.

On February 11, 2023, the Company issued 372,911,200 shares of common stock in conversion of Frondeur Partners LLC, convertible note payable dated June 1, 2022, all principal of $15,000 and accrued interest of $884 were converted.

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

On October 1, 2022, the Company issued a convertible note to a law firm, having principal of $4,000, six-month term to maturity and 10% annual interest and conversion terms with a fixed discount of 50% of the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The notes have cross default provisions. The Company has accounts for the convertible promissory notes as stock settled debt under ASC 480 and recorded debt premiums equal to the face value of the notes with a charge to interest expense. The note principal amount was charged to professional fees during the month the note was issued.

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

On November 1, 2022, the Company issued a convertible note to a law firm, having principal of $4,000, six-month term to maturity and 10% annual interest and conversion terms with a fixed discount of 50% of the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The notes have cross default provisions. The Company has accounts for the convertible promissory notes as stock settled debt under ASC 480 and recorded debt premiums equal to the face value of the notes with a charge to interest expense. The note principal amount was charged to professional fees during the month the note was issued.

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

On December 1, 2022, the Company issued a convertible note to a law firm, having principal of $4,000, six-month term to maturity and 10% annual interest and conversion terms with a fixed discount of 50% of the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The notes have cross default provisions. The Company has accounts for the convertible promissory notes as stock settled debt under ASC 480 and recorded debt premiums equal to the face value of the notes with a charge to interest expense. The note principal amount was charged to professional fees during the month the note was issued.

On January 1, 2023, the Company issued a convertible promissory note to Frondeur Partners LLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 12% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date.

On January 1, 2023, the Company issued a convertible note to a law firm, having principal of $4,000, six-month term to maturity and 10% annual interest and conversion terms with a fixed discount of 50% of the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The notes have cross default provisions. The Company has accounts for the convertible promissory notes as stock settled debt under ASC 480 and will record debt premiums equal to the face value of the notes with a charge to interest expense. The note principal amount was charged to professional fees during the month the note was issued

On February 1, 2023, the Company issued a convertible promissory note to Frondeur Partner sLLC for $15,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 12% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and a debt premium of $15,000 is recognized as interest expense on note issuance date.

On February 1, 2023, the Company issued a convertible note to a law firm, having principal of $4,000, six-month term to maturity and 10% annual interest and conversion terms with a fixed discount of 50% of the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The notes have cross default provisions. The Company has accounts for the convertible promissory notes as stock settled debt under ASC 480 and will record debt premiums equal to the face value of the notes with a charge to interest expense. The note principal amount was charged to professional fees during the month the note was issued.

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

BANTEC, INC.

Dated: February 17, 2023	By:	/s/ Michael Bannon
Michael Bannon
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Bannon
Michael Bannon
Chief Financial Officer (Principal Financial Officer)