Form 10-Q
period 2023-06-30
Bantec, Inc.
filed 2023-09-05
CIK 1704795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 000-55789

BANTEC, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	30-0967943
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

37 Main Street, Sparta NJ 07871	07424
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (203) 220-2296

195 Paterson Ave, Little Falls NJ 07424

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 30, 2023, there were 6,994,378 shares of the registrant’s common stock issued and outstanding.

BANTEC, INC.

Form 10-Q

June 30, 2023

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	September 30, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$43,772	$186,386
Accounts receivable	268,180	419,951
Inventory	55,123	92,917
Prepaid expenses and other current assets	34,527	4,663

TOTAL CURRENT ASSETS	401,602	703,917

Property and equipment, net	1,461	1,461
Right of use asset	140,561	33,568

TOTAL ASSETS	$543,624	$738,946

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,667,897	$2,730,309
Accrued expenses and interest	6,257,978	5,094,394
Convertible notes, net of debt discount and premiums	585,467	7,422,326
Line of credit	20,000	-
Note payable – seller	834,000	837,000
Current portion notes and loans payable – net of discounts	523,876	217,897
Notes payable – related party	7,151,790	13,537
Mandatorily redeemable Preferred Stock Series C - $1.50 stated value, 1,000,000 shares designated and authorized, 224,000 issued and outstanding at June 30, 2023	336,000	-
Settlement payable	57,448	154,562
Lease liability - current portion	40,311	34,475

TOTAL CURRENT LIABILITIES	18,474,767	16,504,500

LONG-TERM LIABILITIES:
Lease liability - long-term portion	100,250	-
Notes and loans payable – net of current portion	150,000	127,539

TOTAL LONG-TERM LIABILITIES	250,250	127,539

TOTAL LIABILITIES	$18,725,017	$16,632,039

Temporary Equity – Convertible Preferred Stock Series B - $1.50 stated value, 1,000,000 shares designated and authorized, 224,000 and 448,000 issued and outstanding at June 30, 2023 and September 30, 2022, respectively	$461,064	$685,440

Commitments and Contingencies (See Note 15)

STOCKHOLDERS’ DEFICIT:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, Series A preferred stock – no par value, 250 shares designated, issued and outstanding at June 30, 2023 and September 30, 2022, respectively	$-	$-
Common stock - $0.0001 par value,12,000,000,000 shares authorized, 6,994,378 and 4,407,321 shares issued and outstanding at June 30, 2023 and September 30, 2022, respectively	699	441
Additional paid-in capital	19,242,756	19,051,212
Accumulated deficit	(37,885,912)	(35,630,186)

TOTAL STOCKHOLDERS’ DEFICIT	(18,642,457)	(16,578,533)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$543,624	$738,946

The accompanying unaudited condensed consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022

Sales	$590,333	$750,756	$1,819,622	$1,522,781

Cost of Goods Sold	489,822	629,023	1,515,984	1,258,376

Gross Profit	100,511	121,733	303,638	264,405

OPERATING EXPENSES
Selling, general, and administrative expenses	397,360	477,310	1,393,133	1,679,135
TOTAL OPERATING EXPENSES	397,360	477,310	1,393,133	1,679,135

LOSS FROM OPERATIONS	(296,849)	(355,577)	(1,089,495)	(1,414,730)

OTHER INCOME (EXPENSE)
Interest and financing costs	(346,534)	(240,715)	(1,166,231)	(844,426)
Gain (loss) on change in fair market value of derivative	-	(20,811)	-	(8,710)
Gains on debt extinguishment, net of prepayment penalty	-	159,846	-	234,933
TOTAL OTHER EXPENSE, NET	(346,534)	(101,680)	(1,166,231)	(618,203)

LOSS BEFORE TAXES	(643,383)	(457,257)	(2,255,726)	(2,032,933)

Provision for Income tax	-	-	-	-

NET LOSS	$(643,383)	$(457,257)	$(2,255,726)	$(2,032,933)

Dividends Attributable to Series B Preferred Stock	(34,931)	-	(111,623)	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(678,314)	$(457,257)	$(2,367,349)	$(2,032,933)

BASIC AND DILUTED NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS	$(0.10)	$(0.12)	$(0.38)	$(0.68)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	6,993,995	3,761,575	6,281,211	3,003,634

The accompanying unaudited condensed consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional		Total
	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance at September 30, 2021	250	$-	2,470,511	$247	$18,160,515	$(32,956,840)	$(14,796,078)

Shares issued for cash	-	-	100,000	10	249,990	-	250,000

Shares issued for conversion of notes and reclassification of debt premiums	-	-	122,850	12	185,838	-	185,850

Share-based compensation	-	-	-	-	34,934	-	34,934

Net loss for the three months ended December 31, 2021	-	-	-	-	-	(852,972)	(852,972)

Balance at December 31, 2021	250	-	2,693,361	269	18,631,277	(33,809,812)	(15,178,266)

Shares issued for cash	-	-	540,980	54	324,535	-	324,589

Shares issued for conversion of notes and reclassification of debt premiums	-	-	237,476	23	164,779	-	164,802

Share-based compensation	-	-	-	-	34,174	-	34,174

Net loss for the three months ended March 31, 2022	-	-	-	-	-	(722,704)	(722,704)

Balance at March 31, 2022	250	-	3,471,817	346	19,154,765	(34,532,516)	(15,377,405)

Shares issued for cash	-	-	208,333	21	124,979	-	125,000

Shares issued for conversion of notes and reclassification of debt premiums	-	-	292,855	30	121,379	-	121,409

Net loss for the three months ended June 30, 2022	-	-	-	-	-	(457,257)	(457,257)

Balance at June 30, 2022	250	$-	3,973,005	$397	$19,401,123	$(34,989,773)	$(15,588,253)

	Series A
	Preferred Stock		Common Stock		Additional		Total
	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance at September 30, 2022	250	$-	4,407,321	$441	$19,051,212	$(35,630,186)	$(16,578,533)

Shares issued for cash	-	-	496,667	49	99,284	-	99,333

Shares issued for conversion of notes and reclassification of debt premiums	-	-	960,120	96	102,501	-	102,597

Preferred Stock Series B dividend	-	-	-	-	(36,960)	-	(36,960)

Net loss for the three months ended December 31, 2022	-	-	-	-	-	(781,675)	(781,675)

Balance at December 31, 2022	250	-	5,864,108	586	19,216,037	(36,411,861)	(17,195,238)

Shares issued for conversion of notes and reclassification of debt premiums	-	-	1,129,887	113	101,382	-	101,495

Preferred Stock Series B dividend	-	-	-	-	(39,732)	-	(39,732)

Net loss for the three months ended March 31, 2023	-	-	-	-	-	(830,668)	(830,668)

Balance at March 31, 2023	250	-	6,993,995	699	19,277,687	(37,242,529)	(17,964,143)

Preferred Stock Series B dividend	-	-	-	-	(34,931)	-	(34,931)

Fractional shares issued from reverse split	-	-	383	-	-	-	-

Net loss for the three months ended June 30, 2023	-	-	-	-	-	(643,383)	(643,383)

Balance at June 30, 2023	250	$-	6,994,378	$699	$19,242,756	$(37,885,912)	$(18,642,457)

The accompanying unaudited condensed consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,255,726)	$(2,032,933)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of debt discounts	276,972	65,753
Accretion of premium on convertible notes	156,000	193,557
Depreciation and intangibles amortization	-	6,698
Share-based compensation expense	-	69,108
Share issued for conversion fees	18,704	3,295
Fee notes issued	156,000	135,000
(Gain) on debt extinguishment	-	(259,215)
(Gain) Loss on derivative, change in fair market value	-	8,710
Non-cash rent expense	-	4
Changes in Assets and Liabilities:
Accounts receivable	151,771	(153,380)
Inventory	37,794	(41,216)
Prepaid expenses and other assets	(29,864)	24,219
Right of use lease asset	(907)	-
Accounts payable and accrued expenses	1,106,561	739,894
Settlement payable	(97,114)	-
NET CASH USED IN OPERATING ACTIVITIES	(479,809)	(1,240,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	99,333	699,589
Proceeds from line of credit	20,000	-
Net proceeds from notes payable	118,250	-
Repayments of notes payable	(26,042)	-
Net proceeds from convertible notes payable	-	101,250
Repayments of convertible notes	-	(122,766)
Repayments of promissory notes, MFA	(40,741)	-
Net proceeds from notes payable, related party	245,062	125,000
Repayments on notes payable, related party	(75,667)	(76,745)
Repayments on note payable - seller	(3,000)	(27,000)
Repayments of line of credit	-	(4,885)
Repayments of factoring notes	-	(196,764)
NET CASH PROVIDED BY FINANCING ACTIVITIES	337,195	497,679

NET DECREASE IN CASH	(142,614)	(742,827)

CASH AT BEGINNING OF PERIOD	186,386	985,953

CASH AT END OF PERIOD	$43,772	$243,126

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$26,067	$26,767
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Issuance of common stock for conversion of convertible notes and accrued interest	$95,388	$305,286
Reclassification of debt premium upon conversion of convertible debt	$90,000	$163,480
Debt discount	$38,000	$7,500
Right-of-use asset and lease liability pursuant to ASC 842	$140,561	$-
Value of Series C preferred stock in connection with an Exchange Agreement	$336,000	$-
Purchase of convertible note by related party	$5,747,872	$-
Transfer of debt premium upon purchase by related party	$1,220,986	$-

The accompanying unaudited condensed consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Bantec, Inc. is a company providing products and services (“Bantec” or the “Company”), targeting the U.S. Government, state governments, municipalities, hospitals, universities, manufacturers and other building owners. Bantec provides product procurement, distribution, and logistics services through its wholly-owned subsidiary, Howco Distributing Co. (“Howco”) to the U.S. Department of Defense and Defense Logistics Agency. The Company established Bantec Sanitizing, LLC in fiscal 2021, which offers sanitizing products and equipment through its online store - bantec.store. The Company has operations based in Sparta, New Jersey and Vancouver, Washington. Howco operates in Vancouver, Washington and all other operations are in Sparta, New Jersey. The Company continues to seek strategic acquisitions and partnerships that would offer it an opportunity to grow sales and profit.

On July 11, 2023, the Company filed a certificate of amendment to its certificate of incorporation, as amended, to effect a one-for-one thousand (1:1,000) Reverse Stock Split (the “Reverse Stock Split”). Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the consolidated financial statements to reflect the Reverse Stock Split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of Presentation and Principles of Consolidation

The Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The accompanying consolidated financial statements include the accounts of Bantec Inc. and its wholly-owned subsidiaries, Drone USA, LLC, Bantec Construction, LLC, Bantec Sanitizing, LLC, Bantec Logistics LLC and Howco. Bantec Construction, LLC, Bantec Logistics LLC and Bantec Sanitizing, LLC are in start-up stages with minor revenues and cash expenditures. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2022 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on January 12, 2023. The consolidated balance sheet as of September 30, 2022 contained herein has been derived from the audited consolidated financial statements as of September 30, 2022 but does not include all disclosures required by GAAP.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended June 30, 2023, the Company has incurred a net loss of $2,255,726 and used cash in operations of $479,809. The working capital deficit, stockholders’ deficit and accumulated deficit was $18,073,165, $18,642,457 and $37,885,912, respectively, at June 30, 2023. On September 6, 2019, the Company received a default notice on its payment obligations under the senior secured credit facility agreement which was previously in default (see Note 9). The Company also defaulted on its Note Payable – Seller in September 2017 and has since defaulted on other promissory notes. As of June 30, 2023, the Company has received demands for payment of past due amounts from several consultants and service providers. It is the management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon the management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has continued to implement cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern. However, additional funding may not be available to the Company on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on the Company’s ability to pursue its business plans and strategies, and the Company would likely be forced to delay, reduce, or terminate some or all of its activities, all of which could have a material adverse effect on the Company’s business, results of operations and financial condition.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for bad debt on accounts receivable, reserves on inventory, valuation of intangible assets for impairment analysis, valuation of the lease liability and related right-of-use asset, valuation of stock-based compensation, valuation of redeemable preferred stock, valuation of derivative liabilities, and the valuation allowance on deferred tax assets.

Fair Value Measurements

The Company follows the FASB Fair Value Measurements standard, as it applies to its financial instruments. This standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Inventory

Inventory consists of finished goods, which are purchased directly from manufacturers. The Company utilizes a just-in-time type of inventory system where products are ordered from the vendor only when the Company has received sales order from its customers. Inventory is stated at the lower of cost and net realizable value on a first-in, first-out basis.

Property & Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The assets are fully operational drones used as demonstration units and each unit exceeds management’s threshold for capitalization of $2,000. The Company depreciates these demonstration units over a period of 3 years. No depreciation was recognized during the nine months ended June 30, 2023, as the related equipment was depreciated to salvageable value as of September 30, 2021. Management believes that the salvageable value of $1,461 is an adequate representation of the value of the demonstration drones at June 30, 2023.

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

The Company through its subsidiary Howco enters into contracts to package products for a third-party company servicing the same government customer base. The contracts are based on the job lot as shipped to Howco for packaging. The customer is billed upon completion each job lot at which time revenue is recognized.

The Company sells drones and related products manufactured by third parties to various parties, primarily local government entities. Contracts for drone related products and services sales will be evaluated using the five-step process outline above. There have been no material sales for drone products or other services for which full compliance with performance obligations has not been met. Upon significant sales for drone products, the Company will disaggregate sales by these lines of business and within the lines of business to the extent that the product or service has different revenue recognition characteristics.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

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

Shipping and Handling Costs

The Company has included freight-out as a component of cost of sales, which amounted to $39,382 and $45,316 for the nine months ended June 30, 2023 and 2022, respectively.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Lease Accounting

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance (ASC Topic 840). Under the new guidance, codified as ASC Topic 842, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. The new guidance further requires that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense generally is flat (straight-line) throughout the life of the lease. For finance leases, periodic expense declines over the life of the lease. The new standard, as amended, provides an option for entities to use the cumulative-effect transition method. As permitted, the Company adopted ASC Topic 842 effective June 1, 2020. The adoption of ASC Topic 842 did not have a material impact on the Company’s consolidated financial statements.

In 2020, the Company’s subsidiary renewed the lease for the warehouse and office facility in Vancouver, Washington through May 30, 2023, and accounted for it under ASC 842. The Company signed the seventh amendment to the lease on May 2, 2023 extending the lease end date to May 31, 2026 with two additional option years. The corporate office is an annual arrangement which provides for a single office in a shared office environment and is exempt from ASC 842 treatment. The Company recognized a lease liability of $140,561 and the related right-of-use asset for the same amount and will amortize both over the life of the lease.

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

The Company currently has no federal or state tax examinations in progress. As of June 30, 2023, the Company’s tax returns for the tax years 2022, 2021 and 2020 remain subject to audit, primarily by the Internal Revenue Service.

The Company did not have material unrecognized tax benefits as of June 30, 2023 and does not expect this to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. It should be noted that contractually the limitations on the third-party notes (and the related warrants) limit the number of shares converted to either 4.99% or 9.99% of the then outstanding shares. The Company’s CEO and Chairman of the Board of Directors holds all issued and outstanding shares of Series A Preferred Stock, which confers upon him a majority vote in all Company matters including authorization of additional shares of common stock or reverse stock split. As of June 30, 2023 and 2022, potentially dilutive securities consisted of the following:

	June 30, 2023	June 30, 2022
Stock options	16	16
Warrants	2,240,000	399,257
Series B Preferred Stock	922,128,000	-
Third party convertible debt	1,108,244,329	18,643,854
Total	2,032,612,345	19,043,127

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. For the nine months ended June 30, 2023, the Company had three operating segments. Howco generated 99.78% of the consolidated sales which are primarily from department of defense. Drone LLC generated less than 0.22% of sales primarily due to state and municipal government purchases of drones and accessories. Bantec Sanitizing Inc. had no contribution to consolidated sales of its sanitizing products for the nine months ended June 30, 2023. Howco had 87% of the consolidated tangible assets, Drone had no allocated assets and Bantec Sanitizing Inc. had 4% of consolidated assets and the parent company had 9% of the consolidated tangible assets as of June 30, 2023 and additionally, there are no formal cost allocations to Howco or the other subsidiaries.

Management decisions about allocation of working capital and other assets are based on sales, inventory and operating costs, with no formal processes in place.

Recent Accounting Pronouncements

The Company has reviewed the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We have carefully considered the new pronouncements that alter previous generally accepted accounting principles and do not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company’s financial management.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40), which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments, amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions, and modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS calculation. The standard is effective for annual periods beginning after December 15, 2023 for smaller reporting companies, and interim periods within those reporting periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those reporting periods. The Company is currently assessing the impact the new guidance will have on its condensed consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. This adoption did not have a material effect to the Company.

The Company does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable at June 30, 2023 and September 30, 2022 was as follow:

	June 30, 2023	September 30, 2022
Accounts receivable	$268,180	$419,951
Reserve for doubtful accounts	-	-
	$268,180	$419,951

Bad debt expense was $0 for the nine months ended June 30, 2023 and 2022.

NOTE 4 - INVENTORY

At June 30, 2023 and September 30, 2022, inventory consisted of finished goods and was valued at $55,123 and $92,917, respectively. No inventory reserve was deemed necessary at June 30, 2023 or September 30, 2022.

NOTE 5 - LINE OF CREDIT - BANK

The Company has a revolving line of credit with a financial institution, which balance is due on demand and principal payments are due monthly at 1/60 th of the outstanding principal balance. This revolving line of credit is in the amount of $50,000 and is personally guaranteed by the Company’s Chief Executive Officer (“CEO”). The line bears interest at a fluctuating rate equal to the prime rate plus 4.25%, which at June 30, 2023 and September 30, 2022 was 12.5% and 10.5%, respectively. As of June 30, 2023 and September 30, 2022, respectively, the balance of the line of credit was $20,000 and $0, with $30,000, available at June 30, 2023.

NOTE 6 - SETTLEMENTS

On July 20, 2018, the Company entered into a settlement agreement with a collection agent for American Express relating to $127,056 of past due charges. The agreement provided for initial payment of $12,706, monthly payments of $6,500 and final payment on January 27, 2020 of $3,850. Under the terms of the agreement, this debt was in default. On June 27, 2022, the Company entered into an agreement for the balance and the other losses were $7,042 for collection fees. Under the agreement established $5,000 per month is being paid by the Company. The amount due at June 30, 2023 and September 30, 2022, was $0 and $34,892, respectively.

During the year ended September 30, 2022, $119,670 was accrued in recognition of an appeals court ruling that certain obligations be settled in cash (see Note 15). On February 14, 2023, the former CFO received a judgement of $130,400 relating to compensation. The Company paid $2,222 as of March 31, 2023. On May 3, 2023, the Company and the former CFO executed an agreement to settle the judgement amount plus potential obligations for legal fees incurred by the former CFO for a total amount of $90,000 to be paid in three equal installments beginning May 4, 2023, June 3, 2023 and July 3, 2023. The May 2023 and June 2023 payments of $60,000 were made. As of the date of filing this Form 10-Q, all payments have been made and the matter has been concluded.

The total amounts due at June 30, 2023 and September 30, 2022, was $57,448, and $154,562, respectively.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

NOTE 7 - NOTE PAYABLE – SELLER

In connection with the acquisition of Howco in September 2016, the Company issued a note payable in the amount of $900,000 to the sellers of Howco. The note matured on September 9, 2017 and bears interest at 5.50% per annum. The note requires payment of unpaid principal and interest upon maturity. The note is secured by all assets of Howco and subordinated to the Senior Secured Credit Facility discussed below. The note is currently in default and the default interest rate is 8% per annum. At June 30, 2023 and September 30, 2022, the principal and accrued interest on this note amounted to $834,000, $458,946 and $837,000, and $409,063, respectively (see Note 15).

NOTE 8 - PROMISSORY NOTES PAYABLE – RELATED PARTY OFFICER AND HIS AFFILIATES

The outstanding balance of convertible and other notes issued to the Company’s chief executive officer and his affiliates consisted of the following at June 30, 2023 and September 30, 2022:

	June 30, 2023	September 30, 2022
Principal	$5,930,804	$13,537
Premiums	1,220,986	-
Short term	$7,151,790	$13,527

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

As of June 30, 2023:

(i)	Bantec, Inc. borrowed $155,500 and repaid $26,450, leaving an outstanding balance of $129,050, fees and interest charged totaled $4,576.

(ii)	Bantec Sanitizing LLC borrowed $14,562 and repaid $1,000, leaving an outstanding balance of $13,562, fees and interest charged totaled $1,664.

(iii)	Howco borrowed $75,000 and repaid $42,250, including $7,570 of fees and interest, leaving an outstanding balance of $40,320. Howco was making weekly payments of $3,250.

On April 25, 2022, a promissory note was issued to the CEO by Howco for $50,000 having weekly payments of $1,570 for fifty weeks, which includes a total of $28,500 of interest. The principal at June 30, 2023 and September 30, 2022 was $0 and $13,527. Interest of $4,713 was charged to interest expense during the nine months ended June 30, 2022 prior to repayment. The note was repaid faster than the original payment terms, and therefore the interest was lower than the original agreement terms.

On April 12, 2023, Ekimnel Strategies LLC, 100% owned by Michael Bannon, Bantec’s Chairman, CEO and CFO, purchased and assumed, all of TCA’s rights and obligations as a lender under the Senior Secured Credit Facility Agreement dated May 31, 2016 and effective September 13, 2016 and all subsequent documents from the Receiver for TCA Global Credit Master Fund, LP. The value of the note at the time of agreement was valued at $8,546,334 including principal and accrued interest (also see Note 9 and 17).

NOTE 9 - CONVERTIBLE NOTES PAYABLE AND ADVISORY FEE LIABILITIES

The senior secured credit facility note balance and convertible debt balances consisted of the following at June 30, 2023 and September 30, 2022:

	June 30,	September 30,
	2023	2022
Principal	$297,019	$5,978,891
Premiums	288,448	1,443,435
	$585,467	$7,442,326

For the nine months ended June 30, 2023 and 2022, amortization of debt discount on the above convertible notes amounted to $0 and $19,937 respectively.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Senior Secured Credit Facility Note - Default

On September 13, 2016, the Company entered into a senior secured credit facility note with an investment fund for the acquisition of Howco. The Company can borrow up to $6,500,000, subject to lender approval, with an initial convertible promissory note at closing of $3,500,000 (the “Note”). The Note bears interest at a rate of 18% per annum, required monthly payments of $52,500, which is interest only, starting on October 13, 2016 through February 13, 2017, and monthly payments, including interest and principal, of $298,341 starting on March 13, 2017 through maturity on March 13, 2018. In the event of default, the Note balance will bear interest at 25% per annum. In connection with this Agreement, the Company was obligated to pay additional advisory fees of $850,000 payable in the form of cash or common stock in accordance with the terms of the Agreement. The Company was also required to reserve 7 shares of common stock related to this transaction. The reserved shares will be released upon the satisfaction of the loan.

As of June 30, 2023, and September 30, 2022, the Company issued 1 share of common stock in satisfaction of the $850,000 advisory fee in accordance with the terms of the agreement, such shares being issued in September 2016. The proceeds from the sale of the 1 share were to be applied to the $850,000 advisory fee due. Based upon the value of the shares, at the time the lender sells the shares, the Company may be required to redeem unsold shares for the difference between the $850,000 and the lender’s sales proceeds. Accordingly, the $850,000 was reflected as a current liability through December 31, 2017. In January 2018, in connection with a settlement agreement (see below), the accrued advisory fee was reclassified to the principal balance of the replacement Convertible Note. Through the date of the settlement agreement and through June 30, 2023 and September 30, 2022, the lender had not reported any proceeds from the sale of these shares (see below). Prior to the settlement agreement in January 2018, notwithstanding anything contained in the Agreement to the contrary, in the event the Lender has not realized net proceeds from the sale of Advisory Fee Shares equal to at least the Advisory Fee by the earlier to occur of: (A) September 13, 2017; (B) the occurrence of an Event of Default; or (C) the Maturity Date, then at any time thereafter, the Lender shall have the right, upon written notice to the Borrower, to require that the Borrower redeem all Advisory Fee Shares then in Lender’s possession for cash equal to the Advisory Fee, less any cash proceeds received by the Lender from any previous sales of Advisory Fee Shares, if any within five (5) Business Days from the date the Lender delivers such redemption notice to the Borrower.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

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

On October 30, 2018, TCA, the Company’s senior lender, amended its credit facility which had been restructured in January 2018 when fees for advisory and other matters along with accrued but unpaid interest were capitalized and separated into two notes, Note A having $1,000,000 principal and Note B having $4,788,642 both having the same maturity terms, interest rates and conversion rights. Under the current amendment total amounts outstanding under the notes along with accrued interest of $537,643 has been capitalized with the principal amount due of $6,018,192, $5,326,285 for Note B and $691,907 for Note A. The restated note has the same conversion price discount and therefore continues to be stock settled debt under ASC 480, an additional $94,878 was charged to interest with a credit to debt premium. The restated note accrues interest on the principal balance at 12% per annum, includes amortization to the new maturity date of December 15, 2020. The amortization payments credited toward the principal amount and accrued interest vary and include payments made under the 3(a)(10) settlement agreement with a third party related to Note A. Economically the total principal and accrued interest outstanding remain unchanged as reported in the consolidated balance sheet. All other terms including conversion rights and a make-whole provision in the case of a conversion shortfall remain the same as stated in the footnotes above.

On September 6, 2019, the Company received a default notice on its payment obligations under the senior secured credit facility agreement from TCA. The Company has proposed a number of solutions including refinancing the debt with other parties. The default was declared due to non-payment of monthly scheduled amortization (principal and interest). TCA holds security interests in all assets of the Company including its subsidiary Howco (see below).

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

On January 30, 2018, pursuant to the Liability Purchase Term Sheet, the TCA Replacement Note A in the principal amount of $1,000,000 was acquired by Livingston Asset Management LLC (“Livingston”) from the original lender. Principal of Replacement Note A is due to Livingston with all then accrued but unpaid interest due to the original lender. In accordance with the terms of the Settlement Agreement, the Court was advised of the Company’s intention to rely upon the exception to registration set forth in Section 3(a)(l0) of the Securities Act to support the issuance of its common shares and the Court held a fairness hearing regarding the issuance on March 12, 2018. Following entry of an Order by the Court which occurred on March 12, 2018, in settlement of the claims, the Company shall issue and deliver to Livingston shares of its common stock (the “Settlement Shares”) in one or more tranches as necessary, and subject to adjustment and ownership limitations as set forth in the Settlement Agreement, sufficient to generate proceeds such that the aggregate Remittance Amount equals the Claim Amount. The Company will issue free trading shares of its common stock under section 3(a) (10) of the Securities Act to Livingston in the amount of such judgment in a series of tranches so that Livingston will not own more than 9.99% of the Company’s outstanding shares per tranche. The parties reasonably estimate that the fair market value of the Settlement Shares to be received by Livingston is equal to approximately $1,666,667 which is based on a discount of 40%.

In the nine months ended June 30, 2023, there were no 3(a)(10) issuances. As of June 30, 2023, there have been seventeen issuances under Section 3(a) (10) of the Securities Act totaling 1,375 shares; 1,273, in 2019, and 102, in 2018, which have been recorded at par value with an equal charge to additional paid-in capital. On November 17, 2019, 195 of the shares issued under Section 3(a)(10) were cancelled at the request of Livingston. The value originally recorded as a liability remains in the convertible note balance, until these shares have been sold and reported to the Company by the lender as part of the Make-Whole provision at which time the proceeds value of such shares are reclassified to additional paid-in capital. During the years ended September 30, 2018 and September 30, 2019, proceeds of $308,100 and $270,320, respectively were remitted to TCA by Livingston and applied to reduce the liability with corresponding credits to additional paid in capital. $180,618 of debt premium was credited to additional paid in capital in conjunction with the payments to TCA. At June 30, 2023 and September 30, 2022, the balance, of $421,587 along with related debt premium of $281,054 are included in convertible notes payable on the balance sheet.

At June 30, 2023 and September 30, 2022, the principal of the Note B portion was $5,326,285 and accrued interest was $2,958,251 and $2,377,557 respectively and the Note A principal subject to the 3(a) (10) court order was $421,587 as noted above. During the nine months ended June 30, 2023, the Company has not paid interest or principal and Livingston Asset Management (under the 3(a)(10) settlement) has not made any payments to TCA. (see Note 17)

On April 12, 2023, Ekimnel Strategies LLC, 100% owned by Michael Bannon, Bantec’s Chairman, CEO and CFO, purchased and assumed, all of TCA’s rights and obligations as a lender under the Senior Secured Credit Facility Agreement dated May 31, 2016 and effective September 13, 2016 and all subsequent documents from the Receiver for TCA Global Credit Master Fund, LP. The value of the note at the time of agreement was valued at $8,546,334 including principal and accrued interest (also see Note 8 and 17).

Other Convertible Notes

On March 7, 2018, the Company entered into a placement agent and advisory agreement with Scottsdale Capital Advisors in connection with the Livingston liability purchase term sheet executed on November 15, 2017. The placement agent services fee amounted to $15,000 payable to Scottsdale Capital Advisors in the form of a convertible note. The note matures six months from the date of issuance and accrues interest at the rate of 10% per annum. The $15,000 note is convertible into shares of the Company’s common stock at a discount of 30% of the low closing bid price for the twenty trading days prior to the conversion and is not subject to any registration rights. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $6,429 with a charge to interest expense. The note has not been converted and the principal balance is $15,000, at June 30, 2023 and September 30, 2022 with $8,899, and $7,777, of accrued interest, respectively. As the note has matured it is in default. Under the terms of the note no default interest or penalties accrue.

On December 1, 2021, the Company terminated its agreement with Livingston Asset Management and entered into a consulting and services arrangement with Frondeur Partners LLC which has no stipulated term. The arrangement provides for financial management services including accounting and related periodic reporting among other advisory services. Under the agreement, the Company is obligated to issue to Frondeur Partners LLC convertible notes having principal of $15,000, interest of 10% per annum, maturity of seven months. The notes are convertible into shares of common stock at a discount of 50% to the lowest bid price in the twenty trading days immediately preceding the notice of conversion.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Between March 1, 2022 and August 1, 2022, the Company issued convertible promissory notes to Frondeur Partners LLC for an aggregate principal amount of $90,000 for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible notes bear interest of 10% per annum and matures in nine months. The notes issued were convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The notes have conversion feature and are treated as stock settled debt under ASC 480 and a total debt premium of $90,000 were recognized as interest expense on note issuance dates. At September 30, 2022 the accrued interest was $3,203. Between October 3, 2022 and March 2023, the Company issued an aggregate of 2,090,007 shares of common stock in conversion of Frondeur Partners LLC, convertible note payables dated from March 1, 2022 to August 1, 2022, all principal of $90,000 and accrued interest of $5,388 were converted. Premium of $90,000 was reclassified to additional paid in capital.

Between September 1, 2022 to May 1, 2023, the Company issued convertible promissory notes to Frondeur Partners LLC for an aggregate amount of $135,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible notes bear interest ranging from 10% to 12% per annum and matures in nine months. The notes issued are convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The notes have conversion features and are treated as stock settled debt under ASC 480 and a total debt premium of $135,000 is recognized as interest expense on the note issuance dates.

The principal balance for the Frondeur notes was $135,000 and $105,000 at June 30, 2023 and September 30, 2022, respectively, as detailed above. Accrued interest for these notes totaled $6,725 and $3,631 at June 30, 2023 and September 30, 2022, respectively also detailed above.

From May 1, 2022 until June 1, 2023, the Company issued a $4,000 convertible notes every month to the law firm for fees incurred, each note having six-month term to maturity and 10% annual interest. The notes are convertible into shares of common stock at a fixed discount of 50% of the lowest bid price in the 30 trading days immediately preceding the notice of conversion from the lender. The notes have cross default provisions. The Company has accounted for the convertible promissory notes as stock settled debt under ASC 480 and recorded debt premiums equal to the face value of the notes with a charge to interest expense. The note principal amount was charged to professional fees during the month the note was issued.

The principal balances owed to the law firm under the agreement as of June 30, 2023 and September 30, 2022 were $56,000, and $20,000 respectively and accrued interest was $3,455 and $563 as of June 30, 2023, and September 30, 2022, respectively.

On November 13, 2018, the Company issued a convertible promissory note for $90,000 to a vendor in settlement of approximately $161,700 of past due amounts due for services. The note bears interest at 5%, matures on June 30, 2019 and is convertible into the Company’s common stock at 50% of the lowest closing bid price during the 20 trading days immediately preceding the notice of conversion. The note matured on June 30, 2019, there is no default penalty or interest rate increase associated with the note, nor are there any cross-default provisions in the note. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $90,000 with a charge to interest expense for the notes. At June 30,2023 and September 30, 2022 the principal, and premium were both $90,000. At June 30, 2023 and September 30, 2022 accrued interest was $44,692 and $36,614, respectively (see Note 15).

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

NOTE 10 – NOTES AND LOANS PAYABLE

The notes balance consisted of the following at June 30, 2023 and September 30, 2022

	June 30, 2023	September 30, 2022
Principal loans and notes	$704,967	$615,500
Discounts	(31,091)	(270,064)
Total	673,876	345,436
Less Current portion	(523,876)	(217,897)
Non-current	$150,000	$127,539

For the nine months ended June 30, 2023 and 2022, amortization of debt discount on the above notes amounted to $276,972 and $45,816, respectively.

On June 17, 2020, the Company through Howco, entered into a loan directly with the Small Business Administration for $150,000. The loan term is thirty years and begins amortization one year from the date of promissory note to be issued upon funding. Amortization payments are $731 per month and include interest and principal of 3.75% from the date of funding. The loan is secured by the assets of Howco. As of June 30, 2023 and September 30, 2022, the principal balance is $150,000. As of June 30, 2023 and September 30, 2022, $0, and $22,461 respectively, is classified as current.

During the year ended September 30, 2021, the Company issued seven notes payable totaling $17,500. The notes were issued for monthly fees ($2,500) for a service vendor and are issued the first day of the month and each has one year maturity and does not bear interest. The service arrangement was terminated in April 2021, with $17,500 owed as of June 30, 2023, and September 30, 2022.

On July 1, 2022, the Company entered into a Securities Purchase Agreement with Trillium Partners, LP (“Trillium”). Under the terms of the SPA, Trillium agreed to advance funds under a merchant financing arrangement, treated as a loan. The loan principal is $224,000, including legal fees of $5,000 and OID of $24,000, the Company received cash of $195,000. Loan bears interest of 12% per annum and matures on June 30, 2023. The Company agreed to issue 224,000 shares of the Company’s Series B Preferred Stock, and a Warrant to purchase 1,120,000 shares of common stock as consideration for the advance agreement. The Series B Preferred Stock met the criteria for treatment as temporary equity and debt discount of $50,684 was recognized. The Warrant caused a recognition of $100,194 in debt discount. Total debt discount recognized was $179,878, to be amortized over the term of the loan, $44,846 was recognized as interest expense as of September 30, 2022 from amortization of discounts. The Company defaulted on the weekly payment terms of the note; however, the note holder granted a limited waiver of the default. Under the waiver amendment (see Note 11), the default interest rate still applies and now the note accrues interest of 22% and the payments are due upon the notes maturity. Total accrued interest at June 30, 2023 and September 30, 2022 was $33,832 and $10,923, respectively. On October 25, 2022, the Company repaid $50,000 of the July merchant financing arrangement. The payment was applied to the Trillium LP notes’ accrued interest and principal bringing its principal balance to $183,259, at June 30, 2023.

On July 1, 2022, the Company entered into a Securities Purchase Agreement with JP Carey Limited Partners, LP (“JPC”). Under the terms of the SPA, JPC agreed to advance funds under a merchant financing arrangement, treated as a loan. The loan principal is $224,000, including legal fees of $5,000 and OID of $24,000, the Company received cash of $195,000. Loan bears interest of 12% per annum and matures on June 30, 2023. The Company agreed to issue 224,000 shares of the Company’s Series B Preferred Stock, and a Warrant to purchase 1,120,000 shares of common stock as consideration for the advance agreement. The Series B Preferred Stock met the criteria for treatment as temporary equity and debt discount of $50,684 was recognized. The Warrant caused a recognition of $100,194 in debt discount. Total debt discount recognized was $179,878, to be amortized over the term of the loan, $44,845 was recognized as interest expense as of September 30, 2022 from amortization of discounts. The Company defaulted on the weekly payment terms of the note; however, the note holder granted a limited waiver of the default. Under the waiver amendment (see Note 11), the default interest rate still applies and now the note accrues interest of 22%, and the payments are due upon the notes maturity. Total accrued interest at June 30, 2023 and September 30, 2022 was $47,781 and $10,923, respectively.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

On April 28, 2023, Howco executed a sale of receivables agreement with Itria Ventures LLC (“Itria Ventures”), Itria funded $125,000, which included fees of $6,750 withheld for a net payment to Howco of $118,250. Itria will withdraw weekly repayments of $3,255.21 for 48 weeks. The total repayments is $156,250, including interest totaling $31,250. The Company recognized a total of $38,000 of debt discount related to this agreement to be amortized over the term of the receivable agreement. During the nine months ended June 30, 2023, the Company repaid $26,042. As of June 30, 2023, loan balance to Itria amounted to $99,117, net of unamortized debt discount of $31,091.

NOTE 11 - SERIES B AND SERIES C PREFERRED STOCK

Temporary Equity – Convertible Series B Preferred Stock

On July 1, 2022, the Company’s Board of Directors designated as Series B Preferred Stock and authorized 1,000,000 shares which will not be subject to increase without the consent of the holders (each a “Holder” and collectively, the “Holders”) of a majority of the outstanding shares of Series B Preferred Stock. The designations, powers, preferences, rights and restrictions granted or imposed upon the Series B Preferred Stock are as set forth in the Certificate of Designation filed in the State of Delaware. Each share of Series B Preferred Stock shall have an initial stated value of $1.00 (the “Stated Value”). The Series B Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior with respect to dividends and right of liquidation with the Company’s common stock and (b) junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Company and existing and outstanding preferred stock of the Company.

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

Conversion Price. The conversion price (the “Conversion Price”) shall equal the Fixed Conversion Price (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Fixed Conversion Price” shall mean $0.20. Notwithstanding anything contained herein to the contrary in the Event of Default, the Conversion Price shall be the lower of the Fixed Conversion Price and the Variable Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (as defined herein) (representing a discount rate of 50%). “Market Price” means the lowest bid price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

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

During July 2022, the Company issued 448,000 shares of the Series B Preferred Stock in conjunction with a debt financing with two investors (See Note 10). The Company determined that under ASC 480, the Series B Preferred Stock should be treated as Temporary Equity and that it needed to apply the SAB topic 3c (SEC guidance) as well. Upon issuance of the shares, the Company allocated a relative value of $101,368 to the Preferred Stock. Upon issuance, the Company recorded an aggregate value of $461,440, with $360,072 charged to additional paid in capital including the dividends due of $13,440 at September 30, 2022.

The Company breached its covenants in the Convertible Series B Preferred Stock in July 2022. The breached covenant defines as an event of default as any breach of a material covenant or material terms or conditions contained in the Certificate of Designations or in any purchase agreement, subscription agreement or other agreement with any Holder (of the Convertible Series B Preferred Stock). As a result of this event of default, the Stated Value of the preferred stock increased to $1.50 per share and the conversion price became the “the lower of the Fixed Conversion Price ($0.2) or 50% of the lowest closing bid price of the Company’s stock in the twenty days prior to a conversion”. The Preferred Stock’s redemption value was increased by another $224,000 as a result of the default and dividends are now accruing at 22%.

On April 18, 2023, the Company and the Holder of 224,000 Series B Preferred Stock (the “Holder”) entered into an Exchange Agreement whereby the Holder exchanged (the “Exchange”) 224,000 Series B Preferred Stock of the Company for 224,000 Series C Preferred Stock of the Company which shall have the rights and preferences in the Certificate of Designation of the Series C Preferred Stock as discussed below and for no other consideration.

At June 30, 2023, there remains 224,000 outstanding Convertible Series B Preferred Stock with stated value of $1.50 and would convert into 922,128,000 common shares. During the nine months ended June 30, 2023, the Company charged an additional $111,623 to additional paid in capital for the dividend of the preferred shares. At June 30, 2023, the Series B Preferred Stock redemption value amounted to $461,064 (including dividends of $125,063).

Mandatory Redeemable Series C Preferred Stock

Certificate of Designation of Series C 3% Preferred Stock

On April 25, 2023, the Company filed a Certificate of Designation for Series C Preferred Stock with the Delaware Secretary of State, designating 1,000,000 shares of preferred stock as Series C Preferred Stock. Each share of Series C Preferred Stock has a par value of $0.0001 per share and a stated value of $1.00 (the “Stated Value”). The Series C Preferred Stock shall have no right to vote on any matters requiring shareholder approval or any matters on which the shareholders are permitted to vote.

Each share of Series C Preferred Stock is entitled to an annual dividend equal to 3% of the stated value which shall be cumulative, payable solely upon redemption, liquidation or conversion. Upon the occurrence of an event of default, the dividend rate shall automatically increase to 18%.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary or upon any deemed liquidation event, after payment or provision for payment of debts and other liabilities of the Company and after payment or provision for ay liquidation preference payable to the holders of any preferred stock ranking senior upon liquidation to the Series C Preferred Stock, if any, but prior to any distribution or payment made to the holders of common stock or the holders of the preferred stock ranking junior upon liquidation to the Series C Preferred Stock, the holders will be entitled to be paid out of the assets of the Company available for distribution an amount equal to the stated value plus any accrued but unpaid dividends, default adjustment, if applicable, and any other fees (collectively the “Adjustment Amount”).

The Holder shall have no right at any time to convert all or any part of the outstanding Series C Preferred Stock into shares of common stock.

Mandatory Redemption by the Company. On the date which is the earlier of: (i) December 31, 2023; and (ii) upon the occurrence of an Event of Default (i) or (ii), the Mandatory Redemption Date the Company shall redeem all of the shares of Series C Preferred Stock of the Holders. Within five (5) days of the Mandatory Redemption Date, the Company shall make payment to each Holder of an amount in cash, or kind, equal to (i) the total number of Series C Preferred Stock held by the applicable Holder, multiplied by (ii) the then current Stated Value (including but not limited to the addition of any accrued, unpaid dividends and the Default Adjustment, if applicable) (the “Mandatory Redemption Amount”). The value of any payment in kind shall be as agreed between the Company and respective the Holder.

Upon the occurrence and during the continuation of any Event of Default (other than as set forth in Section 8ai of the amendment which is the failure to redeem), the Stated Value shall immediately be increased to $1.50 per share of Series C Preferred Stock; and upon the occurrence and during the continuation of any Event of Default specified in Section 8ai which is the failure to redeem, the Stated Value shall immediately be increased to $2.00 per share of Series C Preferred Stock (the amounts referred to herein shall be referred to collectively as the “Default Adjustment”). In the event of a Default Adjustment, the Company shall immediately, upon the demand of the Majority Holders, redeem the issued and outstanding Series C Preferred Stock and pay to the Holders the amount which is equal to (i) the number of shares of Series C Preferred Stock held by such Holders multiplied by (ii) the Stated Value plus any Adjustment Amount. Upon any Event of Default set forth in Section 8(A)(ix), provided that there is no other default, no Default Adjustment shall occur; however, the Company shall immediately, upon the demand of the Majority Holders, redeem the issued and outstanding Series C Preferred Stock and pay to the Holders the amount which is equal to (i) the number of shares of Series C Preferred Stock held by such Holders multiplied by (ii) the Stated Value plus any Adjustment Amount.

ASC 480, Distinguishing Liabilities from Equity, defines mandatorily redeemable financial instruments as any financial instruments issued in the form of shares that have an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur. A mandatorily redeemable financial instrument shall be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity. Under ASC 480, mandatorily redeemable financial instruments shall be measured initially at fair value. Due to the mandatory redemption feature, ASC 480 requires that these Series C Preferred Stock be classified as a liability rather than as a component of equity, with preferred annual returns being accrued and recorded as interest expense.

As a result of the Exchange of 224,000 shares of Convertible Series B Preferred Stock for Series C Preferred Stock on April 18, 2023 (see above), there were 224,000 shares of Series C Preferred Stock issued and outstanding as of June 30, 2023. The Series C preferred shares are mandatorily redeemable by the Company and are therefore classified as a liability for $336,000 (based on the $1.50 stated value) as reflected in the unaudited condensed consolidated balance sheet as of June 30, 2023. There was no gain or loss recognized in connection with the Exchange Agreement.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

NOTE 12 - STOCKHOLDERS’ DEFICIT

Preferred Stock

As of June 30, 2023, the Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, with designations, voting, and other rights and preferences to be determined by the Board of Directors of which 2,999,750 remain available for designation and issuance.

As of June 30, 2023 and September 30, 2022, the Company has designated 250 shares of $0.0001 par value Series A preferred stock, of which 250 shares are issued and outstanding. These preferred shares have voting rights per shareholder equal to the total number of issued and outstanding shares of common stock divided by 0.99.

See Note 11, regarding the issuance of Series B and Series C Preferred Stock and the related designations.

Common Stock

As of June 30, 2023 and September 30, 2022, there were 6,994,378 and 4,407,321, shares outstanding, respectively.

Reverse Stock Split

On July 11, 2023, the Company filed a certificate of amendment to its certificate of incorporation, as amended, to effect a one-for-one thousand (1:1,000) Reverse Stock Split, effective as of July 17, 2023. Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the consolidated financial statements to reflect the Reverse Stock Split.

Stock Incentive Plan

The Company established its 2016 Stock Incentive Plan (the “Plan”) that permits the granting of incentive stock options and other common stock awards. The maximum number of shares available under the Plan is 100 shares. The Plan is open to all employees, officers, directors, and non-employees of the Company. Options granted under the Plan will terminate and may no longer be exercised (i) immediately upon termination of an employee or consultant for cause or (ii) one year after termination of employment, but not later than the remaining term of the option. As of June 30, 2023, 84 awards remain available for grant under the Plan.

S-1 Offerings

On September 16, 2022, the Company filed a registration statement on Form S-1. The registration statement became effective on September 29, 2022. The offering provided for the issuance of up to 5,000,000 shares of common stock at a price of $0.20, under subscriptions. The Company used the proceeds for working capital.

During the nine months ending June 30, 2023, the Company issued 496,667 shares of common stock under the September 16, 2022 S-1 offering and received $99,333.

Shares Issued for Conversion of Convertible Notes

In total 2,090,007 shares of common stock were issued upon conversion of convertible notes and accrued interest during the nine months ended June 30, 2023 as follows:

On October 3, 2022, the Company issued 191,827 shares of common stock in conversion of Frondeur Partners LLC, convertible note payable dated March 1, 2022, all principal of $15,000 and accrued interest of $888 were converted.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

On November 17, 2022, the Company issued 384,804 shares of common stock in conversion of Frondeur Partners LLC, convertible note payable dated April 1, 2022, all principal of $15,000 and accrued interest of $945 were converted.

On December 1, 2022, the Company issued 383,489 shares of common stock in conversion of Frondeur Partners LLC, convertible note payable dated May 1, 2022, all principal of $15,000 and accrued interest of $879 were converted.

On January 11, 2023, the Company issued 384,311 shares of common stock in conversion of Frondeur Partners LLC, convertible note payable dated June 1, 2022, all principal of $15,000 and accrued interest of $921 were converted.

On February 1, 2023, the Company issued 372,911 shares of common stock in conversion of Frondeur Partners LLC, convertible note payable dated July 1, 2022, all principal of $15,000 and accrued interest of $884 were converted.

On March 1, 2023, the Company issued 372,665 shares of common stock in conversion of Frondeur Partners LLC, convertible note payable dated August 1, 2022, all principal of $15,000 and accrued interest of $871 were converted.

$90,000 of put premiums (related to the Stock Settled Debt treatment of the conversions listed above) was reclassified to additional paid in during the nine months ended June 30, 2023.

Stock Options

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period.

There were no options granted under the 2016 Stock Incentive Plan for the nine months ended June 30, 2023 and 2022.

For the nine months ended June 30, 2023 and 2022, the Company recorded $0 and $69,108 of compensation and consulting expense related to stock options, respectively. Total unrecognized compensation was $0, at June 30, 2023 and September 30, 2022.

For the nine months ended June 30, 2023, a summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2022	16	$220,000	1.97	$-	$-
Outstanding and Exercisable at June 30, 2023	16	$220,000	1.22	$-	$-

All options were issued at an options price equal to the market price of the shares on the date of the grant.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Warrants

For the nine months ended June 30, 2023, a summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at September 30, 2022	2,240,000	$0.20	6.75	$0.20	$448,000
Outstanding and exercisable at June 30, 2023	2,240,000	$0.20	6.00	$0.20	$-

There were no new warrants issued during the nine months ended June 30, 2023.

NOTE 13 - DEFINED CONTRIBUTION PLANS

The Company’s subsidiary, Howco, is the sponsor of a qualified 401(k) plan with a safe harbor provision. All employees are eligible to enter the plan within one year of the commencement of employment. Employer contributions charged to expense for the nine months ended June 30, 2023 and 2022 were $3,126 and $4,502, respectively.

NOTE 14 - RELATED PARTY TRANSACTIONS

On October 1, 2016, the Company entered into employment agreements with the Company’s President and CEO which provides for annual base compensation of $370,000 for a period of three years, which can, at the Company’s election, be paid in cash or Common Stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity provision for the equivalent of 12 months’ base salary, and an additional one-time severance payment of $2,500,000 upon termination under certain circumstances, as defined in the agreement. On September 16, 2019, this employment agreement was modified for a period of five years to provide an annual salary of $624,000 along with the aforementioned benefits including education reimbursement. The Company recognized expenses of $468,000 for the nine months ended June 30, 2023 and 2022 for the CEO’s base compensation.

The Company had certain promissory notes payable to related parties (see Note 8).

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters

On February 6, 2018, the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that the previous owners took excessive amounts of cash from the business prior to the close of the merger. On March 13, 2018, the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. On July 22, 2019, the Company sought and was granted a dismissal without prejudice of the lawsuit filed against the previous owners of Howco. A company representative and the previous owners have been in contact. An informal oral agreement with the Seller was made whereby the Company had been paying the previous owners $3,000 per month. The Company is no longer paying the previous owner $3,000 a month. A company representative informed the previous owner that the Company will resume the $3,000 payment as soon as it is able to do so (see Note 7).

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

In connection with the merger in fiscal 2016, with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the Company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

In the suit Drone USA, Inc and Michael Bannon (plaintiffs) vs the former Chief Financial Officer or CFO, currently pending in New York State court, the plaintiffs sought to compel the former CFO to meet his obligations under an agreement guaranteeing payments to another former executive. The former CFO filed a cross-claim against the plaintiffs for past due salary. The employment agreement with the former CFO allowed salary payments to be paid in cash or stock. During the year ended September 30, 2021, the Company issued 36,821 shares of its common stock for the past due salary and claims that this payment moots the former CFO’s claim for past due salary. During the year ended September 30, 2022, the Company began the process to cancel the shares issued and reclassified the amount to equity and a previously recorded liability for $119,670 remains which is included in the settlement payable balance at June 30, 2023. The former CFO filed a motion for summary judgement which was denied, then filed an appeal to that order. The appellate court reversed the lower court’s decision. The Company settled the lawsuit for $90,000. Three equal payments of $30,000 were required to be made. As of the date of filing this Form 10-Q, all payments have been made and the matter has been concluded (see Note 6).

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

During the year ended September 30, 2019, two vendors (The Equity Group and Toppan Vintage) have asserted claims for past due amounts of approximately $59,000, arising from services provided. The Company has fully recognized in accounts payable the amounts associated with these claims.

On December 30, 2020, a Howco vendor filed a lawsuit seeking payment of past due invoices totaling $276,430 and finance charges of $40,212. The Company has recorded the liability for the invoices in the normal course of business. Management at Howco as well as an intermediary consultant structured a repayment plan with this vender and other venders as well.

Settlements

On January 29, 2018, the Company entered into a settlement agreement and mutual release with a vendor who had provided public relations and other consulting services whereby the Company shall pay to this vendor an aggregate amount of $60,000 of which $30,000 was paid on February 2, 2018. The Company was to have paid ten monthly payments of $3,000 per month beginning on February 29, 2018. The vendor is to return 1 common share of the Company’s common stock which will be cancelled upon satisfaction of the liability. The liability is recorded at $21,000 as of June 30, 2023, and September 30, 2022.

On November 13, 2018, the Company and a vendor agreed to settle $161,700 in past due professional fees for a convertible note in the amount of $90,000. The note bears interest at 5% and matures in July 2019, and has a fixed discount conversion feature. The note is now past due and remains unconverted at June 30, 2023 and September 30, 2022; however there is no default interest or penalty associated with the default. The difference between the settlement amount and the recorded amount in accounts payable of $71,700 was recognized as a gain on debt extinguishment upon receipt of the waiver and release from the vendor in 2018.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

On June 23, 2023, Howco entered into a settlement agreement with Crane Machinery Inc. (CMI). Howco agreed to pay $16,500 with an initial settlement of $2,000, to be followed by five monthly installments of $2,900, until paid in full.

As of June 30, 2023, the Company has received demand for payment of past due amounts for services by several consultants and service providers.

Commitments

Lease Obligations

The Company entered into an agreement with a manufacturer in Pismo Beach, California. The agreement provides for certain services to be provided by the manufacturer as needed by the Company. The agreement has an initial term of three years with one year renewals. In connection with this agreement, the Company has agreed to sublease space based in San Luis Obispo, California from the manufacturer for the purposes of the development and manufacturing of unmanned aerial vehicles. The lease provides for base monthly rent of approximately $15,000 for the initial term to be increased to $16,500 per month upon extension. The lease term begins February 1, 2017 and expires January 31, 2019 with the option to extend the term an additional 24 months. However, the Company never took possession of the premises and in July 2017, the Company made a decision to not take possession of the premises. The Company is in default of the rent payments and had received oral demand for payments. As of June 30, 2023 and September 30, 2022, the Company has not made any of the required monthly rent payments in connection with this agreement. During fiscal 2017, the Company had expensed and accrued into accounts payable the remaining amounts due under the term of the lease for a total accrual of $360,000 pursuant to ASC 420-10-30. This balance remains accrued as of June 30, 2023 and September 30, 2022.

On April 16, 2020 the Company’s subsidiary Howco renewed its office and warehouse lease in Vancouver, WA for a term commencing on June 1, 2020 extending through June 1, 2023 at an initial monthly rent of approximately $5,154. The lease requires monthly payments including base rent plus CAM with annual increases.

On April 16, 2023, Howco renewed its office and warehouse lease for an additional three years. The initial year (commencing on June 1, 2023) monthly lease payment is $4,542, in years two and three the monthly lease payments are $4,679 and $4,819 respectively. Monthly common charges at $1,481 for the first year, subject to change in years two and three.

The Company recognized a right-of-use asset of and a lease liability of $140,561, which represents the fair value of the lease payments calculated as present value of the minimum lease payments using a discount rate of 12% on date of the lease renewal in accordance with ASC 842. The asset and liability will be amortized as monthly payments are made and lease expense will be recognized on a straight-line basis over the term of the lease.

Right of use asset (ROU) is summarized below:

	June 30, 2023	September 30, 2022
Operating lease at inception	$140,561	$156,554
Less accumulated reduction	(-)	(122,986)
Balance ROU asset	$140,561	$33,568

Operating lease liability related to the ROU asset is summarized below:

Operating lease liabilities at inception	$140,561	$156,554
Reduction of lease liabilities	(-)	(122,079)
Total lease liabilities	$140,561	$34,475
Less: current portion	(40,311)	-
Lease liabilities, non-current	$100,250	$-

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Non-cancellable operating lease total future payments are summarized below:

Total minimum operating lease payments	$167,061	$42,929
Less discount to fair value	(26,500)	(8,454)
Total lease liability	$140,561	$34,475

Future minimum lease payments under non-cancellable operating leases at June 30, 2023 are as follows:

Years ending September 30,	Amount
2024	$31,277
2025	56,279
2026	53,005
Total minimum non-cancelable operating lease payments	$140,561

The weighted average remaining lease term for the operating lease is 2.92 years as of June 30, 2023.

In December 2019, the Company relocated its primary office to 195 Paterson Avenue, Little Falls, New Jersey, under a one-year lease with a renewal option having monthly payments of $500. Following subsequent renewals the current rent is $700, per month as of June 30, 2023.

For the nine months ended June 30, 2023 and 2022, rent expense for all leases amounted to $57,356 and $53,855, respectively.

Notice of Default

On September 6, 2019, the Company received a notice of default under its senior secured credit facility with TCA, for non-payment of amounts due among other matters. Left uncured the default remedies include seizure of operating assets such as the Company’s subsidiary. Additionally, the default may trigger cross default provisions under other agreements with other creditors (see Note 9).

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

NOTE 16 - CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000. At June 30, 2023, cash in a bank did not exceed the federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2023.

Economic Concentrations

With respect to customer concentration, one customer accounted for approximately 85% of total sales for the nine months ended June 30, 2023. One customer accounted for approximately 80% of total sales for the nine months ended June 30, 2022.

With respect to accounts receivable concentration, three customers accounted for 73%, 13% and 11% of total accounts receivable at June 30, 2023. Three customers accounted for approximately 50%, 23% and 15% of total accounts receivable at September 30, 2022.

With respect to supplier concentrations, one supplier accounted for approximately 14% of total purchases for the nine months ended June 30, 2023. Three suppliers accounted for approximately 21%, 11% and 10% of total purchases for the nine months ended June 30, 2022.

With respect to Howco accounts payable concentration, two suppliers accounted for approximately 15% and 13% of total accounts payable at June 30, 2023. Three suppliers accounted for approximately 27%, 24% and 13% of total accounts payable at September 30, 2022.

Foreign sales were $4,509 and $0 for the nine months ended June 30, 2023 and 2022, respectively.

NOTE 17 - SUBSEQUENT EVENTS

Convertible Notes – Frondeur Partners, LLC

On July 10, 2023, the Company and Frondeur Partners LLC., signed an Omnibus Amendment to Promissory Notes dated between October 2022 and May 2023 eliminating conversion rights in each note. All other terms remain the same.

Senior Debt – TCA Global Credit Master Fund, LP

The Company previously reported that, on April 12, 2023, the receiver for TCA Global Credit Master Fund, LP (“TCA”) sold and assigned to Ekimnel Strategies, LLC, a Delaware limited liability company (“Ekimnel”), and Ekimnel purchased and assumed, all of TCA’s rights and obligations as a lender under that certain Senior Secured Credit Facility Agreement (the “Agreement”). Ekimnel is a company controlled by Michael Bannon, the Company’s Chief Executive Officer.

On August 12, 2023, the Company, as the Borrower, and the Company’s subsidiaries: Drone USA, LLC and Howco Distributing Co., as Corporate Guarantors, and Michael Bannon, as a Validity Guarantor (collectively, “Credit Parties”), entered into an Amendment (the “Amendment”) to the Agreement with Ekimnel, as the Lender, pursuant to which the Company issued the Second Replacement Promissory Note (the “Note”) to Ekimnel in the principal amount of $8,676,957. The Note was issued in substitution for and to supersede the First Replacement Promissory Convertible Note A and the First Replacement Promissory Convertible Note B, previously issued by the Company, as amended from time to time (collectively “Replacement Notes”). Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Amendment or the Agreement.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Pursuant to the Amendment, the Lender and the Credit Parties:

(i)	combined and consolidated both the Replacement Notes into the Note;

(ii)	extended the Maturity Date of the Note to August 12, 2047;

(iii)

lowered the interest rate on the Note to 2.0% per year, with (a) the principal and interest payments starting on August 12, 2026, and (ii) for the period commencing on August 12, 2023 and ending on August 11, 2026, interest due on the Note being added to the outstanding principal amount of the Note;

(iv)	removed the Lender’s right to convert the Company’s obligations under the Note into shares of common stock of the Company; and

(v)	made certain conforming changes to the terms of the Agreement.

Convertible Notes Issued

On July 17, 2023, the Company entered into the Securities Purchase Agreement (the “Agreement”) with 1800 Diagonal Lending LLC (“Lender”), pursuant to which the Company issued a promissory note (the “Note”) to the Lender in the principal amount of $90,400, including an original issue discount of $10,400. The Agreement contains certain customary representations, warranties, and covenants made by the Company.

Under the Note, the Company is required to make ten payments of $10,305.60, which includes a one-time interest charge of 14% ($12,565). The first payment is due on August 30, 2023, with nine subsequent payments due each month thereafter. The Note is not secured by any collateral. The Note matures on May 15, 2024 and contains customary events of default. Upon the occurrence and during the continuation of any such event of default, the Note will become immediately due and payable, and the Company is obligated to pay to the Lender an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest at 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender pursuant to Article IV of the Note (amounts set forth in clauses (w), (x), (y) and (z) are collectively referred to as the “Default Amount”). If the Company fails to pay the Default Amount within five (5) business days of the Lender’s written notice that such amount is due and payable, then the Lender has the right to convert the balance owed pursuant to the Note, including the Default Amount, into shares of common stock of the Company (“Common Stock”) at a variable conversion price equal to 39% of the lowest closing price pe share of Common Stock during the ten trading day period ending on the latest complete trading day prior to the conversion date, provided that the Lender and its affiliates may not own greater than 4.99% of the Company’s outstanding shares of Common Stock, as set forth in the Note. The Company received funding under the Note on July 24, 2023. The Company intends to use the proceeds from the Note for general working capital purposes.

Bantec Environmental Corp.

On August 26, 2023, the Company filed incorporation documents to set up a subsidiary called Bantec Environmental Corp.

Demand and Default Letter

On July 26, 2023, the Company received a demand and default letter from Trillium Partners L.P. The letter references a document titled “Securities Purchase Agreement” dated July 2022. In the demand letter, Trillium is looking for immediate payment of $275,710.25. On August 4, 2023, the Company received a demand notification revising the demand amount to $214,563.33 with $183,259 in principal and $31,304.33 in interest and for JP Carey, a total of $270,947.95 with $224,000 in principal and $46,947.95 in accrued interest. In addition, the demand notification included outstanding fee notes for Frondeur Partners LLC, a total of $135,000 in principal and $7,903 of accrued interest. According to the demand notification, as of this day, only one note, dated October 1st, 2022, matured. A company representative is in talks with Trillium and the Company is looking to resolve the matter amicably.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects that set out anticipated results based on management’s plans, estimates and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended September 30, 2022, as filed with the SEC on January 12, 2023.

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

Overview

Bantec, Inc. is a product and service company targeting the U.S. Government, state governments, municipalities, hospitals, universities, manufacturers and other building owners. Bantec also provides product procurement, distribution, and logistics services through its wholly-owned subsidiary, Howco Distributing Co., (“Howco”) (collectively, the “Company”) to the United States Department of Defense and Defense Logistics Agency. The Company established Bantec Sanitizing in fiscal 2021, which offers sanitizing products and equipment through its new store bantec.store. The Company has operations based in Sparta, New Jersey and Vancouver, Washington. The Company continues to seek strategic acquisitions and partnerships that offer us an opportunity to grow sales and profit.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended June 30, 2023, the Company has incurred a net loss of $2,255,726 and used cash in operations of $479,809. The working capital deficit, stockholders’ deficit and accumulated deficit was $18,073,165, $18,642,457 and $37,885,912, respectively, at June 30, 2023. The Company defaulted on its Note Payable – Seller in September 2017 and has since defaulted on other promissory notes. As of June 30, 2023, the Company has received demands for payment of past due amounts from several consultants and service providers. It is the management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon the management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has continued to implement cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern. However, additional funding may not be available to the Company on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on the Company’s ability to pursue its business plans and strategies, and the Company would likely be forced to delay, reduce, or terminate some or all of its activities, all of which could have a material adverse effect on the Company’s business, results of operations and financial condition.

Liquidity and Capital Resources

As of June 30, 2023 we had $401,602 in current assets, including $43,772 in cash, compared to $703,917 in current assets, including $186,386 in cash, at September 30, 2022. Current liabilities at June 30, 2023, totaled $18,474,767 compared to $16,504,500, at September 30, 2022. The decrease in current assets from September 30, 2022 to June 30, 2023 is primarily due to decreases in: cash of $142,614, and accounts receivable of $151,771. The increase in current liabilities from September 30, 2022 to June 30, 2023, of approximately $1,970,267, is primarily due to the increases in: convertible notes of approximately $132,000, notes and loans payable of $306,000, accrued expenses and interest of approximately $1,164,000, and related party notes of approximately $169,000. While we have revenues from UAV sales as of this date, no significant UAV revenues are anticipated until we have implemented our full plan of operations, specifically, initiating sales campaigns for our UAV internet and social media platforms. We must raise cash to implement our strategy to grow and expand per our business plan.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022
Net Cash Provided by (Used in) Operating Activities	$(479,809)	$(1,240,506)
Net Cash Provided by (Used in) Financing Activities	$337,195	$497,679
Net Increase (Decrease) in Cash	$(142,614)	$(742,827)

For the nine months ended June 30, 2023, Net cash used in operating activities of $479,809, is largely the result of net losses of $2,255,726, partially offset by non-cash charges for premiums on stock settled debt of approximately $156,000, debt discount amortization of $277,000, fees notes issued of $156,000 and increase from changes in assets and liabilities of $1,168,000 primarily due to increase in accounts payable and accrued expenses of $1,107,000.

For the nine months ended June 30, 2023, Cash provided by financing activities of $337,195 is largely the result of common stock sales for cash of approximately $99,000, loan advances from related parties of $245,000, net proceeds from notes payable of $118,000 partially offset by repayments of various debts including loans and other financing arrangements at Howco for a total of approximately $145,000.

Refer also to the Consolidated Statements of Changes in Cash Flows included in the financial statement section of this report.

Results of Operations

Three months Ended June 30, 2023 and 2022

We generated sales of $590,333 and $750,756 for the three months ended June 30, 2023 and 2022, respectively, a decrease of approximately $160,000, or 21%. For the three months ended June 30, 2023 and 2022, we reported cost of goods sold of $489,822 and $629,023, respectively, a decrease of approximately $139,000, or 22%. The decrease in sales and cost of goods sold for the 2023 period as compared to the 2022 period is due to cost cutting measures we implemented during that period. Gross margins were 17% and 16% for the three months ended June 30, 2023 and 2022, respectively.

For the three months ended June 30, 2023 and 2022, we reported selling, general, and administrative expenses of $397,360 as compared to $477,310, a decrease of approximately $80,000, or 17%. For the three months ended June 30, 2023, and 2022, selling, general, and administrative expenses consisted of the following:

	For the Three Months ended	For the Three Months ended
	June 30, 2023	June 30, 2022
Compensation and related benefits	$133,959	$259,605
Professional fees	177,283	159,336
Other selling, general and administrative expenses	86,118	58,369
Total selling, general and administrative expenses	$397,360	$477,310

The decrease in selling, general, and administrative costs for the 2023 period as compared to the 2022 period was primarily attributable to the decrease in compensation and professional fees due to cost cutting measures we implemented during that period, slightly offset by an increase in other selling, general and administrative costs stemming from lower levels of management and staff at Howco and general decreased operations (also at Howco).

For the three months ended June 30, 2023, and 2022, other expense amounted to $346,534 and $101,680, respectively, an increase of approximately $245,000. The increase was attributable to increased interest expense of approximately $106,000 during the 2023 quarter. Additionally during the 2022 period gains on debt extinguishment and fair market value changes of derivative offset other expenses by a total of approximately $139,000.

As a result, we reported net loss of $643,383 and $457,257 for the three months ended June 30, 2023 and 2022, respectively.

The Company has incurred dividend charges from Series B preferred stock of $34,931, for the three months ended June 30, 2023. The dividends to be paid are included in temporary equity as presented on the balance sheet. There was no temporary equity with a related dividend in the 2022 comparative period.

As a result, we reported net loss available to common stockholders of $678,314, or $0.10 per common share, and $457,257, or $0.12 per common share, for the three months ended June 30, 2023 and 2022, respectively.

Nine months Ended June 30, 2023 and 2022

We generated sales of $1,819,622 and $1,522,781 for the nine months ended June 30, 2023 and 2022, respectively, an increase of approximately $297,000, or 16%. For the nine months ended June 30, 2023 and 2022, we reported cost of goods sold of $1,515,984 and $1,258,376, respectively, an increase of approximately $258,000, or 17%. The increase in sales is primarily attributable to the increase in sales to one of our major customers, Defense Logistics Agency. The cost of goods sold increased for the 2023 period as compared to the 2022 period is due to higher sales over the last nine months. Gross margins were 17% and 17% for the nine months ended June 30, 2023 and 2022, respectively.

For the nine months ended June 30, 2023, and 2022, we reported selling, general, and administrative expenses of $1,393,133 as compared to $1,679,135, a decrease of approximately $286,000, or 21%. For the nine months ended June 30, 2023 and 2022, selling, general, and administrative expenses consisted of the following:

	For the Nine Months ended	For the Nine Months ended
	June 30, 2023	June 30, 2022
Compensation and related benefits	$655,910	$900,026
Professional fees	552,571	618,879
Other selling, general and administrative expenses	184,652	160,230
Total selling, general and administrative expenses	$1,393,133	$1,679,135

The decrease in selling, general, and administrative costs for the 2023 period as compared to the 2022 period was primarily attributable to decreases: in compensation of approximately $244,000 or 27% and professional services expenses of approximately $66,000 or 11% due to cost cutting measures we implemented during that period.

For the nine months ended June 30, 2023 and 2022, other expense amounted to $1,166,231 and $618,203, respectively, an increase of approximately $548,000. The increase was attributable to higher interest costs of approximately $322,000. Additionally during the 2022 period gains on debt extinguishment and fair market value changes of derivative offset other expenses by a total of approximately $226,000.

As a result, we reported net loss of $2,255,726 and $2,032,933 for the nine months ended June 30, 2023 and 2022, respectively.

The Company has incurred dividend charges from Series B preferred stock of $111,623, for the nine months ended June 30, 2023. The dividends to be paid are included in temporary equity as presented on the balance sheet. There was no temporary equity with a related dividend in the 2022 comparative period.

As a result, we reported a net loss available to common stockholders of $2,367,349 or $0.38 per common share, and $2,032,933 or $0.68 per common share, for the nine months ended June 30, 2023 and 2022, respectively.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for bad debt on accounts receivable, reserves on inventory, valuation of intangible assets for impairment analysis, valuation of the lease liability and related right-of-use asset, valuation of stock-based compensation, valuation of redeemable preferred stock, valuation of derivative liabilities, and the valuation allowance on deferred tax assets.

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

The Company through its subsidiary Howco enters into contracts to package products for a third-party company servicing the same government customer base. The contracts are based on the job lot as shipped to Howco for packaging. The customer is billed upon completion each job lot at which time revenue is recognized.

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

As of October 1, 2018, the Company has adopted ASU 2018-7 Compensation-Stock Compensation which conforms the accounting for non-employees to the accounting treatment for employees. The new standard replaces using a fair value as of each reporting date with use of the calculated fair value as of the grant date. The implementation of the standard provides for the use of the fair market value as of the adoption date, rather than using the value as of the original grant date. Therefore, the values calculated and reported at September 30, 2018 become a proxy for the grant date value. The Company utilizes the Black-Sholes option pricing model and uses the simplified method to determine expected term because of lack of sufficient exercise history. There was no cumulative effect on the adoption date.

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

Lease Accounting

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance (ASC Topic 840). Under the new guidance, codified as ASC Topic 842, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. The new guidance further requires that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense generally is flat (straight-line) throughout the life of the lease. For finance leases, periodic expense declines over the life of the lease. The new standard, as amended, provides an option for entities to use the cumulative-effect transition method. As permitted, the Company adopted ASC Topic 842 effective June 1, 2020. The adoption of ASC Topic 842 did not have a material impact on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2023, our disclosure controls and procedures were not effective.

The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting. Currently there is no staff with knowledge of Generally Accepted Accounting Procedures on site at Howco and segregation of duties is lacking. To remediate, we have engaged outsourced accountants.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In connection with the 2016 fiscal year merger with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the Company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

On February 6, 2018, the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that the previous owners took excessive amounts of cash from the business prior to the close of the merger. On March 13, 2018 the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. On July 22, 2019, the Company sought and was granted a dismissal without prejudice of the lawsuit filed against the previous owners of Howco. The Company had previously made $3,000 monthly payments to the former owner, however for the time being, we have decided to suspend those payments until we feel Bantec is in a better position to resume. A company representative has been in contact with previous owners.

In the suit Drone USA, Inc and Michael Bannon (plaintiffs) vs the former Chief Financial Officer or CFO, currently pending in New York State court, the plaintiffs seek to compel the former CFO to meet his obligations under an agreement guaranteeing payments to another former executive. The former CFO filed a cross-claim against the plaintiffs for past due salary. The employment agreement with the former CFO allowed salary payments to be paid in cash or stock. During the year ended September 30, 2021, the Company issued 36,821 shares of its common stock for the past due salary and claims that this payment moots the former CFO’s claim for past due salary. During the year ended September 30, 2022 the Company began the process to cancel the shares issued which were reclassified to equity. The former CFO filed a motion for summary judgement which was denied, then filed an appeal to that order. The appellate court reversed the lower court’s decision. On February 14, 2023, the former CFO received a judgement of $130,400 relating to compensation. On May 2, 2023, the Company and the former CFO executed an agreement to settle the judgement amount plus potential obligations for legal fees incurred by the former CFO for a total amount of $90,000 to be paid in three equal installments beginning May 4, 2023, June 3, 2023 and July 3, 2023. Bantec made all three payments, and the matter is now closed.

On April 10, 2019, a former service provider filed a complaint with three charges with the Superior Court Judicial District of New Haven, CT seeking payment for professional services. The Company has previously recognized expenses of $218,637, which remain unpaid in accounts payable. The Company has retained an attorney who is currently working to address the complaint. On August 9, 2019 the Company filed a motion to dismiss the charge of unjust enrichment. The judge granted the Company’s motion to dismiss. On May 2, 2023, the Company reached a settlement agreement and agreed to pay a total of $110,000 in total, consisting of a cash payment of $25,000 and a note payable of $85,000 (having a 3% annual interest). The Company will pay $2,472 for 36 months. The Company is one payment behind and intends to catch up with the payment schedule.

During the year ended September 30, 2019, two vendors (The Equity Group and Toppan Vintage) have asserted claims for past due amounts of approximately $59,000, arising from services provided. The Company has fully recognized, in accounts payable the amounts associated with these claims. The Company has not been in contact with these entities.

On December 30, 2020, a Howco vendor filed a lawsuit seeking payment of past due invoices totaling $276,430 and finance charges of $40,212. The Company has recorded the liability for the invoices in the normal course of business. Management at Howco as well as an intermediary consultant structured a repayment plan with this vender and other venders as well.

On June 23, 2023, Howco entered into a settlement agreement with Crane Machinery Inc. (CMI). Howco agrees to pay $16,500 with an initial settlement of $2,000, to be followed by monthly installments of $2,900, until paid in full.

On July 26, 2023, Bantec received a demand and default letter from Trillium Partners L.P. The letter references a document titled “Securities Purchase Agreement” dated July 2022. In the demand letter Trillium is looking for immediate payment of $275,710.25. On August 4, 2023, we received a demand letter revising the demand amount to $214,563.33 with $183,259 in principal and $31,304.33 in interest. A company representative is in talks with Trillium and we are looking to resolve the matter amicably. In addition, the demand letter included outstanding fee notes for Frondeur Partners LLC., a total of $135,000 in principal and $7,903 of accrued interest. According to the demand letter, as of this day, only one note, dated October 1st, 2022, matured.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Unregistered Securities

Since April 1, 2023, the Company issued the following unregistered securities:

On April 18, 2023, we entered into an exchange agreement with Trillium, pursuant to which Trillium exchanged 224,000 shares of our Series B Preferred Stock for 224,000 shares of our Series C Preferred Stock. The Series Preferred C does not have voting or conversion rights. Section 6 outlines the mandatory redemption by the Company on a date which is earlier of: (i) December 31, 2023; and (ii) upon the occurrence of an Event of Default (i) or (ii), the Mandatory Redemption Date”).

On June 1, 2023, we issued 224,000 shares of Series C Preferred Stock to Trillium.

On June 6, 2023, we received a notice of conversion from Frondeur Partners LLC. Frondeur was looking to convert $19,017.47 into 380,349 shares of our common stock. To date the stock has not been electronically sent to Frondeur’s bank. Our transfer agent is still waiting on DWAC instructions.

Convertible Notes Issued

Between April 1, 2023 and May 1, 2023, the Company issued convertible promissory notes to Frondeur Partners LLC for a total of $30,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible note bears interest of 12% per annum and matures in nine months. The note issued is convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the twenty trading days prior to conversion. The note has a conversion feature and is treated as stock settled debt under ASC 480 and total debt premium of $30,000 is recognized as interest expense on note issuance date.

Between April 1, 2023 and June 1, 2023, the Company issued convertible notes to a law firm, having a total principal of $12,000, six-month term to maturity and 10% annual interest and conversion terms with a fixed discount of 50% of the lowest bid price in the 30 trading days immediately preceding the notice of conversion. The notes have cross default provisions. The Company has accounts for the convertible promissory notes as stock settled debt under ASC 480 and will record debt premiums equal to the face value of the notes with a charge to interest expense. The note principal amount was charged to professional fees during the month the note was issued.

The securities were issued by the Company in reliance on the exemption from the registration requirements under section 4(a)(2) of the Securities Act of 1933 as amended, and the provisions of Regulation D thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Notes 9 and 19 to the Condensed Consolidated Financial Statements included in Part 1 of this Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(d) Exhibits.

The following exhibits are filed with this Current Report on Form 10-Q

Exhibit No.	Description of Exhibit
3.1	Certificate of Designation Series C Preferred filed with the Delaware Secretary of State on April 25, 2023
10.1	Exchange Agreement between the Company and Trillium Partners LP, dated April 28, 2023
10.2	Receivable Sale Agreement between the Company and Itria Partners dated April, 28, 2023
10.3	Howco Renewal Lease Agreement dated May 2, 2023
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANTEC, INC.

Dated: September 1, 2023	By:	/s/ Michael Bannon
Michael Bannon
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Bannon
Michael Bannon
Chief Financial Officer (Principal Financial Officer)

