Form 10-K
period 2023-09-30
Bantec, Inc.
filed 2024-02-05
CIK 1704795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _____

COMMISSION FILE NUMBER: 000-55789

BANTEC, INC.

(Exact name of Registrant as specified in its charter)

Delaware	30-0967943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

37 Main Street, Sparta NJ 07871

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming officers and directors are affiliates) was approximately $6,900 as of March 31, 2023, computed on the basis of the closing price on such date.

As of February 2, 2024, there were 10,276,063 shares of the registrant’s Common Stock outstanding.

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

i

PART I

ITEM 1. BUSINESS

Organizational History

We were formed in Delaware on June 26, 1972 as OCR Corporation, underwent a series of name changes and businesses and on April 25, 2008 changed our name to Texas Wyoming Drilling, Inc. On January 26, 2016, we entered into an Equity Exchange Agreement (the “EEA”) whereby we acquired all of the issued and outstanding membership interests in Drone USA, LLC in exchange for 440 shares of our common stock and 250 shares of Series A preferred stock, subsequent and pursuant to our completing a 1-for-150 share reverse stock split on all issued and outstanding common stock which resulted in total issued and outstanding shares of common stock of 6 immediately prior to this issuance. In connection with the EEA, 1 share of common stock were relinquished and an additional 44 shares of common stock were issued pursuant to a previous settlement agreement. In connection with the EEA, effective January 26, 2016, we accepted the resignation of Margaret Cadena, the former Chief Executive Officer and Board member, and Richard Kugelman, Dr. Robert Michet, and Dr. David Durkin, the remaining former officers and Board members, and appointed Michael Bannon as Chief Executive Officer, President, Chairman and Board member and the former Chief Financial Officer of Drone USA, LLC, as Secretary, Treasurer, and Board member. Our former CFO resigned as our CFO and as a member of our Board on July 10, 2017 and Michael Bannon was appointed as CFO. On May 19, 2016, we changed our name to Drone USA, Inc., we changed our ticker symbol to DRUS, and we completed a 1-for-12 share reverse stock split on all issued and outstanding common stock, with a record date of May 24, 2016, which resulted in total issued and outstanding shares of common stock of 41 on June 17, 2016 when all round lot issuances were completed. The Company notified shareholders on May 30, 2018 that it intended to increase the authorized shares from 200,000 to 1,500,000 and change the name to Bantek Inc. On February 24, 2019, the company notified the shareholders that it intended to increase the authorized shares from 1,500,000,000 to 6,000,000,000 shares. Bantek, Inc. filed a change of name to Bantec, Inc. and to effect a reverse stock split (of the common stock) of 1 for 1,000 on September 16, 2019, which became effective on February 10, 2020.

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

On June 1, 2016, we entered into an agreement with BRVANT Technologic Solutions (“BRVANT”), a company in Brazil that develops and manufactures UAV systems, embedded systems and simulators for commercial and military customers. We acquired exclusive rights to BRVANT’s UAV technology and intellectual property relating to its UAV technology. As consideration for the agreement, Dr. Rodrigo Kuntz Rangel, BRVANT’s CEO, was appointed to the position of Chief Technology Officer (CTO) and issued a stock option grant for 2 shares of common stock in Drone USA. We have the option to acquire ownership of all outstanding capital stock of BRVANT for additional consideration of $1 million, but we have not made a decision to make that purchase at this time.

On September 9, 2016, Howco Distributing Co., (“Howco”) became a wholly owned subsidiary of Bantec, Inc. We acquired all of its issued and outstanding shares held by Paul Charles (“Chuck”) Joy and Kathryn B. Joy, the founders and officers of Howco, for $3,500,000, a warrant for 0.50 shares of Bantec, Inc. common stock with an exercise price of $10,000 per share, and earnout consideration, the funds for which were received from the TCA loan discussed below. We paid $2,600,000 in cash and issued a note to the sellers for $900,000. Howco is a supplier of spare and replacement parts to the United States Federal Government and commercial customers worldwide with expertise in Defense Logistics Agency, TACOM, NECO and other Department of Defense acquisition groups. Howco understands the entire contract and administration management process for Federal Government contracts and supply chain logistics for its Federal Government customers as well as prime contractors with Federal Government contracts.

For the year ended September 30, 2023 and 2022, one customer accounted for approximately 85% and 78% of Howco’s total sales, respectively. Howco’s dependence on one significant customer, is a risk for its ability to maintain or increase its future revenues since the loss of one or both could have significant adverse financial consequences for Howco and Bantec, Inc.

Growth Strategy

Our parent company intends to focus on raising capital to fund our expansion into the distribution, manufacturing, service industries. We view acquisitions as our primary growth vehicle, with an eye on franchising some of these acquisitions. We are looking for companies that will ultimately complement each other where we can cross sell our customers a wide variety of goods and services. For example, we are looking to purchase a distributor or manufacturer that will enable us to sell new products to the US government through our subsidiary Howco.

Drone Sales

Through our Drone USA website (droneusainc.com) and through limited direct selling efforts we offer police, fire, the US government drone programs. Our drone programs constitute selling our customers drones, drone accessories, accident reconstruction software, drone training, drone services, counter-drone technology, certificates of authorization (COAs) and Waivers. The competition in this market is relentless and intense. We are evaluating whether or not we will exit the market. The only way to compete in this market is through a low cost relationship based strategy. We may look to hire a small sales team to grow the company organically, franchise it or close it down altogether.

Acquisitions

We are looking to acquire companies in the manufacturing, distributing and/or service industries. We will look for companies we can grow organically or through franchise efforts. When acquired, we will initially either rebrand as a Bantec labeled company like found in the list below or let them run and remain as they are like we did with Howco Distributing Co. These are our potential and intended divisions:

1.	Bantec Air

2.	Bantec Robotics

3.	Bantec Environmental

4.	Bantec Logistics

5.	Bantec Solar

Bantec Sanitizing

Currently we are looking to acquire a commercial cleaning company that we can either rebrand to Bantec Sanitizing or continue on with purchased brand name and ultimately franchise the newly acquired commercial cleaning company. In our post-covid era, we believe sanitizing offices, hospitals, universities, and other facilities will remain a priority for businesses looking to ensure healthy workforces.

Howco’s Business

Howco is a premier supplier of spare and replacement parts to a wide variety of Federal Government agencies, U.S. military prime contractors and commercial customers worldwide. Founded in 1990 and located in Vancouver, Washington, Howco’s services encompass bid solicitation, contract management, packaging and logistics for construction, transportation, mining and heavy equipment spare and replacement parts to customers worldwide utilizing a wide variety of supply chain solutions. Howco was the winner of the 2012 United States’ Department of Defense Logistics Agency’s Bronze Supplier Award. Howco reported revenues of approximately $2.3 million and $2.3 million, and net (loss) of approximately ($199,000) and ($198,000), for the years ended September 30, 2023 and 2022, respectively.

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

Competition

Drone USA LLC

The competition for Drone USA consists mainly of resellers of drones who sell to law enforcement, fire departments, security companies and the U.S. government. These competitors primarily are Amazon, Best Buy, Drone Nerds, SYNNEX and other distributors of drones. On the training front our competitors consist of SMG and other training suppliers.

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

Bantec Construction & Environmental

In the construction and environmental industries located in the tristate area there is a tremendous amount of competition. In all three states, we will encounter competition from both small and large contractors, and from union and non-union contractors. In times of economic downturns, the competition in these industries becomes extremely intense. As result of economic downturn, companies begin lowering their bids to keep office staffs employed. The worse the economy gets, the worse the competition gets.

Employees

We have seven full-time employees, one with Bantec and six are with Howco, along with two part-time employees with Howco. We have no labor union contracts and believe relations with our employees are satisfactory.

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

Item 1A. Risk Factors.

RISKS RELATING TO OUR BUSINESS AND OUR INDUSTRY

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

Our cash and cash equivalents were $35,443 at September 30, 2023. For the year ended September 30, 2023, the Company incurred a net loss of $2,225,334 and used cash in operations of $639,392. The working capital deficit, stockholders’ deficit and accumulated deficit was $7,985,156, $17,256,434 and $37,855,520, respectively, at September 30, 2023. Furthermore, on September 6, 2019, we received a default notice on our payment obligations under the senior secured credit facility agreement with TCA, defaulted on our note payable – Seller in September 2017 and have defaulted on other promissory notes and as of September 30, 2023, we have received several demands for payment of past due amounts for services from several consultants and service providers. These matters raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of our consolidated financial statements included elsewhere in this report. Our ability to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. We continue to implement cost-cutting measures, raise equity, restructure or repay our secured obligations and structure payment plans, if necessary, with vendors and service providers who are owed money. The accompanying consolidated financial statements elsewhere in this report do not include any adjustments that might be required should we be unable to continue as a going concern. We continue to incur significant operating losses, and management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop and market our products. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to market our drone technology, continue with sales of equipment spare and replacement parts to the U.S. Government and commercial customers and raise additional capital.

Management believes that we have access to capital resources through possible public or private equity offerings, exchange offers, debt financings, corporate collaborations or other means. On September 29, 2022 our current form S-1 became effective and since then we had issued shares for cash. Cash proceeds were utilized to reduce debt and fund current and planned operations. In addition, we continue to explore opportunities to strategically monetize our technology and our services, although there can be no assurance that we will be successful with such plans. We have historically been able to raise capital through equity and debt offerings, although no assurance can be provided that we will continue to be successful in the future. Additionally, on November 29, 2023 our recent current form S-1 became effective but we have not raised equity offerings under this recent S-1 offering. No shares have been issued to date due to the floor price. If we are unable to raise sufficient capital through 2024 or otherwise, we may be required to severely curtail, or even to cease, our operations.

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

As a reseller of UAV products, and with aircrafts and aviation sector companies being scrutinized heavily, we may be subject to FAA mandates and/or regulations, which could result in potential law suits. Defects in our product may lead to life, health and property risks. Currently, the unmanned aerial systems industry lacks a formative insurance market. It is possible that our operations could be adversely affected by the costs and disruptions of responding to such liabilities even if insurance against liabilities is available.

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

We may be unable to respond to rapid technological changes and innovative products.

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

Our business model contemplates working with law enforcement and possibly military agencies. Because we may sell our products to these customers, we may need to register with the U.S. Department of State under its International Trafficking in Arms Regulations (ITAR). If we choose to sell our products overseas, we may be required to obtain a license from the State Department or face substantial fines or, in an extreme case, a shutdown of our business. Additionally, government agencies typically require provisions in their contracts that allow them to terminate agreements or change purchasing terms in their discretion without notice. Such contractual provisions, if exercised by our customers in the future, could have a material adverse effect on our cash flow and business performance.

Risks Associated with the Construction, Environmental Cleaning and Sanitizing Industry

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

Workman’s Compensation

Our employees could potentially suffer work-related injuries resulting in future increased insurance premiums. An injured employee could potentially sue our customers via a third-party lawsuits. If that occurs, and depending on our purchase order or contract, our insurance company or our company could be forced to pay our customer’s settlement costs plus attorneys’ fees.

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

Failure to manage or protect growth may be detrimental to our business because our infrastructure may not be adequate for expansion.

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

If we are unable to comply with certain financial and operating restrictions in our credit facilities, we may be limited in our business activities and access to credit or may default under our credit facilities.

Pursuant to our Credit Agreement with TCA, now owned by Ekimnel Strategies LLC controlled by Michael Bannon, our CEO, all of our assets, including the assets of Howco, are secured with our senior lender. Provisions in the Credit Agreement and debt instruments impose restrictions or require prior approval on our and certain of our subsidiaries’ ability to, among other things:

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

Upon completion of any acquisitions by the Company, we may be subject to claims that our acquired companies and their employees may have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers or competitors. le may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain products, which could severely harm our business.

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

Our sales to our public sector customers are impacted by government spending policies, budget priorities and revenue levels. Although our sales to the federal government are diversified across multiple agencies and departments, they collectively accounted for approximately 85% of Howco’s net sales for fiscal 2023. An adverse change in government spending policies (including budget cuts at the federal level resulting from sequestration), budget priorities or revenue levels could cause our public sector customers to reduce their purchases or to terminate or not renew their contracts with us, which could adversely affect our business, results of operations or cash flows.

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

We registered a patent during fiscal year 2021 and have contracted an attorney to search any potential infringements. In addition, we rely upon confidentiality agreements signed by our employees, consultants and third parties to protect our intellectual property. We cannot assure you that we can adequately protect our intellectual property or successfully prosecute potential infringement of our intellectual property rights. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. Our failure to protect our intellectual property rights may result in a loss of revenue and could materially adversely affect our operations and financial condition.

Risks Relating to Howco’s Business and Industry

We depend on the U.S. Government for a substantial portion of our business and changes in government defense spending could have adverse consequences on our financial position, results of operations and business.

Approximately 85% of our U.S. revenues from Howco’s operations in fiscal 2023 have been from and will continue to be from sales and services rendered directly or indirectly to the U.S. Government. Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government programs, primarily defense-related programs with the Department of Defense (DoD), as well as a broad range of programs with the Department of Homeland Security, the intelligence community and other departments and agencies. Cost cutting including through consolidation and elimination of duplicative organizations and insurance has become a major initiative for DoD. The funding of our programs is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions. The overall level of U.S. defense spending increased in recent years for numerous reasons, including increases in funding of operations in Iraq and Afghanistan. However, with the winding down of both wars, defense spending levels are becoming increasingly difficult to predict and are expected to be affected by numerous factors. Such factors include priorities of the Administration and the Congress, and the overall health of the U.S. and world economies and the state of governmental finances.

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

As of the date of this Form 10-K, our executive officers and directors beneficially own approximately 1.27% of our shares of common stock and the CEO owns 250 shares of Series A preferred stock the voting rights for the Series A shares entitles the shareholder to voting rights equal to the number of common shares outstanding divided by .99 which will always grant the holder a majority voting capability. As a result, our executive officers and directors may be able to: elect or defeat the election of our directors, amend or prevent amendment to our certificates of incorporation or bylaws, effect or prevent a merger, sale of assets or other corporate transaction, and control the outcome of any other matter submitted to the shareholders for vote. Accordingly, our outside stockholders may be unable to influence management and exercise control over our business.

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

The patent applications that we may own or license may fail to result in issued patents in the United States or in other countries. Even if patents do issue on such patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, U.S. patents can be challenged by any person before the new USPTO Patent Trial and Appeals Board at any time within the one-year period following that person’s receipt of an allegation of infringement of the patents. Patents granted by the European Patent Office may be similarly opposed by any person within nine months from the publication of the grant. Similar proceedings are available in other jurisdictions, and in the United States, Europe and other jurisdictions third parties can raise questions of validity with a patent office even before a patent is granted. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is successfully challenged, then our ability to commercialize such product candidates could be negatively affected, and we may face unexpected competition that could harm our business. Further, if we encounter delays in our clinical trials, the period of time during which we or our collaborators could market our product candidates under patent protection would be reduced.

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

Risks Related to Our S-1 Offering.

GHS INVESTMENTS, LLC WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE FOR OUR COMMON STOCK.

The common stock to be issued to GHS Investments, LLC (“GHS”) pursuant to the Equity Financing Agreement dated October 5, 2023 will be purchased at a 80% discount to the (“Market Price”, which is the lowest closing trading price (the closing trading price as reported by Bloomberg LP) of the common stock for any single trading day during the ten consecutive trading days immediately following the date of our notice to GHS of our election to put shares pursuant to the Equity Financing Agreement (the “Pricing Period”).  GHS has a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price.  If GHS sells the shares, the price of our common stock could decrease.  If our stock price decreases, GHS may have a further incentive to sell the shares of our common stock that it holds.  These sales may have a further impact on our stock price. Following an up-list to the NASDAQ or equivalent national exchange, the Purchase Price shall be ninety percent (90%) of the lowest volume weighted average price (“VWAP”) during the relevant Pricing Period, subject to a floor price of $0.0135 per share, below which the Company shall not deliver a Put.

Future issuances of common shares may be adversely affected by the Equity Line.

The market price of our common stock could decline as a result of issuances and sales by us, including pursuant to the Equity Line under the Equity Financing Agreement, or sales by our existing shareholders, of common stock, or the perception that these issuances and sales could occur. Sales by our shareholders might also make it more difficult for us to issue and sell common stock at a time and price that we deem appropriate. It is likely that the sale of shares by GHS will depress the market price of our common stock.

Draw downs under the Equity Financing Agreement may cause dilution to existing shareholders.

Under the terms of the Purchase Agreement, GHS has committed to purchase up to $10,000,000 worth of shares of our common stock. From time to time during the term of the Purchase Agreement, and at our sole discretion, we can present GHS with a Put Notice requiring GHS to purchase shares of our common stock. The purchase price (the “Purchase Price”) to be paid by GHS will be 80% of the Market Price. Following an up-list to the NASDAQ or equivalent national exchange, the Purchase Price shall be ninety percent (90%) of the lowest volume weighted average price (“VWAP”) during the relevant Pricing Period, subject to a floor price of $0.0135 per share, below which the Company shall not deliver a Put.  provided that the number of shares to be purchased by GHS may not exceed the number of shares that, when added to the number of shares of our common stock then beneficially owned by GHS, would exceed 4.99% of our shares of common stock outstanding. As a result, our existing shareholders will experience immediate dilution upon the purchase of any of the shares by GHS. The issue and sale of the shares under the Purchase Agreement may also have an adverse effect on the market price of the common shares. GHS may resell some, if not all, of the shares that we issue to it under the Purchase Agreement and such sales could cause the market price of the common stock to decline significantly. To the extent of any such decline, any subsequent puts would require us to issue and sell a greater number of shares to GHS in exchange for each dollar of the put amount. Under these circumstances, the existing shareholders of our company will experience greater dilution. The effect of this dilution may, in turn, cause the price of our common stock to decrease further, both because of the downward pressure on the stock price that would be caused by a large number of sales of our shares into the public market by GHS, and because our existing stockholders may disagree with a decision to sell shares to GHS at a time when our stock price is low, and may in response decide to sell additional shares, further decreasing our stock price. If we draw down amounts under the Equity Line when our share price is decreasing, we will need to issue more shares to raise the same amount of funding.

There is no guarantee that we will satisfy the conditions to the Equity Financing Agreement.

Although the Purchase Agreement provides that we can require GHS to purchase, at our discretion, up to $10,000,000 worth of shares of our common stock in the aggregate, there can be no assurances given that we will be able to satisfy the closing conditions applicable for each put. Further, there are limitations on the number of shares in that each draw down amount is limited to the lowest closing bid price during the Pricing Period, subject to the floor. In addition, the number of shares to be purchased by GHS may not exceed the number of shares that, when added to the number of shares of our common stock then beneficially owned by GHS, would exceed 4.99% of our shares of common stock outstanding. Other conditions include requiring that the registration statement remains effective at all times during the term of the Purchase Agreement, that there is no material adverse change to our business on the date of delivery of a Put Notice and that our common stock continues to trade of the OTC Markets. If we fail to satisfy the applicable closing conditions, we will not be able to sell the put shares to GHS. No shares have been issued to date due to the floor price.

There is no guarantee that we will be able to fully utilize the Equity Line.

There are limitations on the number of put shares that may be sold in each put. The number of put shares that GHS shall be obligated to purchase in a given put shall not exceed the number of shares that, when added to the number of shares of our common stock then beneficially owned by GHS, would exceed 4.99% of our shares of common stock outstanding. Thus, our ability to access the bulk of the funds available under the Purchase Agreement depends in part on GHS’s resale of stock purchased from us in prior puts. If with regard to a particular put, the share volume limitation is reached, we will not be able to sell the proposed put shares to GHS. Accordingly, the Equity Line may not be available at any given time to satisfy our funding needs.

Sales of put shares under the Purchase Agreement could result in the possibility of short sales.

Although GHS has agreed not to enter into any “short sale” (as such term is defined in Rule 200 of Regulation SHO of the Exchange Act), of our common stock, the sale after delivery of a put notice of such number of shares of common stock reasonably expected to be purchased under a put notice is not deemed a “short sale.” Accordingly, GHS may enter into sales or other arrangements it deems appropriate with respect to shares of our common stock after it receives a put notice under the Purchase Agreement so long as such sales or arrangements do not involve more than the number of put shares expected to be purchased under the applicable put notice. Any downward pressure on the market price of our common stock due to the issue and sale of common stock under the Equity Line could encourage short sales. If the market price of our common stock decreases during the put period it will reduce the amount paid by GHS for the put shares. In a short sale, a prospective seller borrows common shares from a shareholder or broker and sells the borrowed common shares. The prospective seller hopes that the common share market price will decline, at which time the seller can purchase common shares at a lower price for delivery back to the lender. The seller profits when the common share market price declines because it is purchasing common shares at a price lower than the sale price of the borrowed common shares. Such sales could place downward pressure on the market price of the common stock by increasing the number of common shares being sold, which could further contribute to any decline of the market price of the common shares.

There is uncertainty as to number of subscription shares and the amount GHS will pay for the put shares.

The actual number of shares we will issue in any particular put or in total under the Purchase Agreement is uncertain. Subject to certain limitations in the Purchase Agreement, we have the discretion to give a put notice at any time throughout the term. The number of shares we must issue after giving a put notice will fluctuate based on the market price of the common shares during the put pricing period. GHS will receive more shares if the market price of our common stock declines. Since the price per share of each put share will fluctuate based on the market price of our common stock during the put pricing period, the actual amount GHS will pay for the put shares included in any particular put will decrease if the market price of our common stock declines subject to floor limitations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Bantec, Inc.

Our headquarters is located at 37 Main Street, Sparta, NJ 07871

Howco

Howco has its principal office and warehouse at 6025 East 18th St, Vancouver, WA 98661. Howco entered into a lease on April 28, 2009 that was extended on May 15, 2017 to June 1, 2020 and as noted below on April 16, 2023 to May 31, 2026 for approximately 7,500 square feet for its office and warehouse. The lease provides for initial monthly rent of approximately $5,154 per month with annual rent escalations. The lease required monthly payments including base rent plus CAM with annual increases.

On April 16, 2023, Howco renewed its office and warehouse lease for an additional three years. The initial year (commencing on June 1, 2023) monthly lease payment is $4,542, in years two and three the monthly lease payments are $4,679 and $4,819 respectively. Monthly common charges at $1,481 for the first year, subject to change in years two and three.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than described herein, neither the Company, nor its officers or directors are involved in, or the subject of, any pending legal proceedings or governmental actions the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

On February 6, 2018, the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that the previous owners took excessive amounts of cash from the business prior to the close of the merger. On March 13, 2018, the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. On July 22, 2019, the Company sought and was granted a dismissal without prejudice of the lawsuit filed against the previous owners of Howco. A company representative and the previous owners have been in contact. An informal oral agreement with the Seller was made whereby the Company had been paying the previous owners $3,000 per month. The Company is no longer paying the previous owner $3,000 a month. A company representative informed the previous owner that the Company will resume the $3,000 payment as soon as it is able to do so.

In connection with the merger in fiscal 2016, with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the Company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

In the suit Drone USA, Inc and Michael Bannon (plaintiffs) vs the former Chief Financial Officer or CFO, the plaintiffs sought to compel the former CFO to meet his obligations under an agreement guaranteeing payments to another former executive. The former CFO filed a cross-claim against the plaintiffs for past due salary. The employment agreement with the former CFO allowed salary payments to be paid in cash or stock. During the year ended September 30, 2021, the Company issued 36,821 shares of its common stock for the past due salary and claims that this payment moots the former CFO’s claim for past due salary. During the year ended September 30, 2022, the Company began the process to cancel the shares issued and reclassified the amount to equity and a previously recorded liability for $119,670. The former CFO filed a motion for summary judgement which was denied, then filed an appeal to that order. The appellate court reversed the lower court’s decision. The Company settled the lawsuit for $90,000. Three equal payments of $30,000 were required to be made. The May 2023, June 2023 and July 2023 payments of $90,000 were made.

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

On December 30, 2020, a Howco vendor filed a lawsuit seeking payment of past due invoices totaling $276,430 and finance charges of $40,212. The Company has recorded the liability for the invoices in the normal course of business. Management at Howco as well as an intermediary consultant structured a repayment plan with this vendor and other vendors as well.

Settlements

On November 13, 2018, the Company and a vendor agreed to settle $161,700 in past due professional fees for a convertible note in the amount of $90,000. The note bears interest at 5% and matures in July 2019, and has a fixed discount conversion feature. The note is past due and remains unconverted at September 30, 2023 and 2022; however there is no default interest or penalty associated with the default. The difference between the settlement amount and the recorded amount in accounts payable of $71,700 was recognized as a gain on debt extinguishment upon receipt of the waiver and release from the vendor in 2018.

On June 23, 2023, Howco entered into a settlement agreement with Crane Machinery Inc. (CMI). Howco agreed to pay $16,500 with an initial settlement of $2,000, to be followed by five monthly installments of $2,900, until paid in full.

As of September 30, 2023, the Company has received demand for payment of past due amounts for services by several consultants and service providers.

 During the year ended September 30, 2023, the Company did an evaluation of certain unsecured, previously accrued payables to various third parties and the jurisdiction(s) such amounts arose from, selected amounts were written off in accordance with ASC 405-20-40-1 as the statute of limitations had expired on the payables and the Company recorded a gain of $531,231 as a result of the extinguishments as reflected in the accompanying statements of operations.

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

QUARTER ENDED	HIGH	LOW
September 30, 2022	$0.30	$0.20
June 30, 2022	$0.50	$0.40
March 31, 2022	$0.70	$0.60
December 31, 2021	$1.30	$1.10

September 30, 2023	$0.10	$0.001
June 30, 2023	$0.20	$0.001
March 31, 2023	$0.20	$0.001
December 31, 2022	$0.40	$0.001

Holders

As of January 31, 2024, there were 10,276,063 shares of common stock outstanding, which were held by approximately 314 record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans as of September 30, 2023. There are no equity compensation plans that have not been approved by our security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	16	$220,000	84

Issuance of Unregistered Securities

Since June 30, 2023, the Company issued the following unregistered securities:

Shares Issued for Conversion of Series B Preferred Stock

Between August 2023 to September 2023, the Company issued 2,309,360 shares of common stock to JP Carey Limited Partners, LP for the conversion of 15,500 Series B Preferred Stock and $3,639 accrued dividends.

In December 2023, the Company issued 932,727 shares of common stock to JP Carey Limited Partners, LP for the conversion of 2,850 Series B Preferred Stock and $855 accrued dividends.

Convertible Notes Issued

On September 6, 2023, the Company entered into the Securities Purchase Agreement with 1800 Diagonal Lending LLC, pursuant to which the Company issued a promissory note to the Lender in the principal amount of $49,000, including a debt issuance cost of $5,000. The conversion price shall be a variable conversion price equal to 65% of the average of the two lowest closing price per share of the common stock during the fifteen trading day period ending on the latest complete trading day prior to the conversion date, provided, however, that the Lender and its affiliates may not beneficially own more than 4.99% of the Company’s outstanding shares of common stock upon the conversion of the September 6, 2023 Note. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium of $26,385.

On December 11, 2023, the Company entered into the Securities Purchase Agreement with 1800 Diagonal Lending LLC (the “Lender”), pursuant to which the Company issued a promissory note to the Lender in the principal amount of $40,000, including a debt issuance cost of $5,000 to be amortized over the term of this note. The note matures on December 11, 2024 and bears interest at 12% per annum. The conversion price shall be a variable conversion price equal to 65% of the average of the two lowest closing price per share of the common stock during the fifteen trading day period ending on the latest complete trading day prior to the conversion date, provided, however, that the Lender and its affiliates may not beneficially own more than 4.99% of the Company’s outstanding shares of common stock upon the conversion of the December 11, 2023 note. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium of $21,538.

From December 1, 2023 until February 1, 2024, the Company issued a $6,000 convertible notes every month to the law firm for fees incurred, each note having six-month term to maturity and 10% annual interest. The notes are convertible into shares of common stock at a fixed discount of 70% of the lowest bid price in the 10 trading days immediately preceding the notice of conversion from the lender. The notes have cross default provisions. The Company has accounted for the convertible promissory notes as stock settled debt under ASC 480 and recorded debt premiums equal to the face value of the notes with a charge to interest expense. The principal amount of these notes will be charged to professional fees during the month the notes were issued. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium of $7,714.

Other Notes Issued

On July 17, 2023, the Company entered into the Securities Purchase Agreement (the “Agreement”) with 1800 Diagonal Lending LLC (“Lender”), pursuant to which the Company issued a promissory note (the “Note”) to the Lender in the principal amount of $90,400, including an original issue discount of $10,400 and legal fees of $5,000.

On September 14, 2023, the Company issued a $15,000 promissory note to a law firm for fees to be incurred for the preparation of the Company’s registration statement which was completed in November 2023. The maturity date of this note is March 15, 2024 and bears 10% interest per annum.

On October 26, 2023, the Company entered into the Securities Purchase Agreement with 1800 Diagonal Lending LLC (“Lender”), pursuant to which the Company issued a promissory note to the Lender in the principal amount of $90,400, including an original issue discount of $10,400 and legal fees of $5,000.

Equity Financing Agreement with GHS Investments, LLC

On October 5, 2023, the Company entered into an Equity Financing Agreement (the “Equity Financing Agreement”) with GHS Investments, LLC, a Nevada limited liability company (“GHS”).  Under the terms of the Equity Financing Agreement, GHS will purchase, at the Company’s election, up to $10,000,000 of the Company’s registered common stock (the “Shares”).

During the term of the Equity Financing Agreement, the Company may at any time deliver a “put notice” to GHS thereby requiring GHS to purchase a certain dollar amount of the Shares. Simultaneous with the delivery of such Shares, GHS shall deliver payment for the Shares. Subject to certain restrictions, the purchase price for the Shares shall be equal to 80% of the Market Price during the Pricing Period as such capitalized terms are defined in the Agreement. Following an up-list to the NASDAQ or an equivalent national exchange by the Company, the Purchase price shall mean ninety percent (90%) of the lowest volume weighted average price (“VWAP”) during the relevant Pricing Period, subject to a floor of $0.0135 per share, below which the Company shall not deliver a Put.

The number of Shares sold to GHS shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by GHS, would result in GHS owning more than 4.99% of all of the Company’s common stock then outstanding. Additionally, GHS may not execute any short sales of the Company’s common stock. Further, the Company has the right, but never the obligation to draw down.

The Equity Financing Agreement shall terminate (i) on the date on which GHS shall have purchased Shares pursuant to the Equity Financing Agreement for an aggregate Purchase Price of $10,000,000, or (ii) on the date occurring 24 months from the date on which the Equity Financing Agreement was executed and delivered by the Company and GHS.

As a condition for the execution of the Equity Financing Agreement by GHS, the Company is obligated to issue $20,000 worth of shares to GHS (“Commitment Shares”). These shares have not been issued as of the date of filing of this report.

Registration Rights Agreement with GHS Investments, LLC

In addition, on October 5, 2023, the Company and GHS entered into a Registration Rights Agreement (the “Registration Agreement”). Under the terms of the Registration Agreement the Company agreed to file a registration statement with the Securities and Exchange Commission with respect to the Shares within 30 days of October 5, 2023. The Company is obligated to keep such registration statement effective until (i) three months after the last closing of a sale of Shares under the Purchase Agreement, (ii) the date when GHS may sell all the Shares under Rule 144 without volume limitations, or (iii) the date GHS no longer owns any of the Shares.

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

Liquidity and Capital Resources

As of September 30, 2023 we had $367,108 in current assets, including $35,443 in cash, compared to $703,917 in current assets, including $186,386 in cash, at September 30, 2022. Current liabilities at September 30, 2023 totaled $8,352,264 compared to $16,504,500 at September 30, 2022. The decrease in current assets from September 30, 2022 to September 30, 2023 is primarily due to decreases in: cash of $150,943, and accounts receivable of $281,342. The decrease in current liabilities from September 30, 2022 to September 30, 2023, of approximately $8,152,000, is primarily due to the decreases in: convertible notes of approximately $7,036,000, and accrued expenses and interest of approximately $1,564,000. While we have revenues from UAV sales as of this date, no significant UAV revenues are anticipated until we have implemented our full plan of operations, specifically, initiating sales campaigns for our UAV internet and social media platforms. We must raise cash to implement our strategy to grow and expand per our business plan. We anticipate over the next 12 months the cost of being a reporting public company will be approximately $278,000.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	Year Ended September 30, 2023	Year Ended September 30, 2022
Net Cash Used in Operating Activities	$(639,392)	$(1,644,132)
Net Cash Used in Investing Activities	$(1,542)	$-
Net Cash Provided by Financing Activities	$489,991	$844,565
Net (Decrease) Increase in Cash	$(150,943)	$(799,567)

During the year ended September 30, 2023, net cash used in operating activities of $639,392, is largely the result of net losses of $2,225,334, gain on debt extinguishment and settlement of approximately $156,000, and gain on forgiveness of accounts payable of approximately $531,000 partially offset by non-cash charges for premiums on stock settled debt of approximately $182,000, debt discount amortization of $292,000, fees notes issued of $156,000, bad debt expense of $29,000 and increase from changes in assets and liabilities of $1,594,000 primarily due to increase in accounts payable and accrued expenses of $1,555,000.

During the year ended September 30, 2022, net cash used in operating activities of $1,644,132, is largely the result of net losses of $2,673,346, partially offset by net gain on debt extinguishment of $370,075 and increases in current liabilities $590,000.

During the year ended September 30, 2023, net cash used in investing activities of $1,542 which relates to purchase of equipment as compared to $0 during the year ended September 30, 2022.

During the year ended September 30, 2023, cash provided by financing activities of $489,991 is largely the result of common stock sales for cash of approximately $99,000, loan advances from related parties of $230,000, net proceeds from loans and notes payable of $376,000, net proceeds from convertible notes of $44,000, and proceeds from line of credit of $35,000 partially offset by repayments of various debts including loans and other financing arrangements at Howco for a total of approximately $153,000, and repayments on notes payable- related party of $139,000.

During the year ended September 30, 2022, cash provided by financing activities is largely the result of stock sales for cash of approximately $700,000 and cash received from issuance of convertible notes totaling $101,000, and other financing of $390,000 offset by repayments of various debts including fee notes and other financing arrangements at Howco having a net repayment of approximately $346,000.

Results of Operations

Year Ended September 30, 2023 and 2022

We generated sales of approximately $2,324,000 and $2,466,000 for the years ended September 30, 2023 and 2022, respectively. For the years ended September 30, 2023 and 2022, we reported cost of goods sold of approximately $1,945,000 and $2,048,000, respectively. The decrease in sales and cost of sales is related to decreased sales of drones. Gross margins were 16% and 17% for the years ended September 30, 2023 and 2022, respectively.

For the years ended September 30, 2023 and 2022, we reported selling, general, and administrative expenses of approximately $1,885,000 as compared to $2,180,000, a decrease of approximately $295,000 or 14%. For the years ended September 30, 2023 and 2022, selling, general, and administrative expenses consisted of the following:

	For the Year September 30, 2023 (Approximate amounts)	For the Year September 30, 2022 (Approximate amounts)
Compensation and related benefits	$881,000	$1,082,000
Professional fees	716,000	822,000
Other selling, general and administrative expenses	288,000	276,000
Total selling, general and administrative expenses	$1,885,000	$2,180,000

The decrease in selling, general, and administrative costs for the year 2023 period as compared to the year 2022 period was primarily attributable to decreases: in compensation of approximately $201,000 or 19%, professional services expenses of approximately $106,000 or 13% due to cost cutting measures we implemented during fiscal 2023 and offset by a slight increase in other selling, general and administrative expense of approximately $12,000 or 4%.

For the years ended September 30, 2023 and 2022, depreciation expense amounted to approximately $1,000 and $0, respectively, amortization of intangibles amounted to $0 and $8,931, respectively. The related intangible asset was determined to be impaired and was written off in fiscal 2022. Depreciation, amortization and the impairment write-off are included in operating expenses in the consolidated statement of operations.

For the years ended September 30, 2023 and 2022, other expense amounted to approximately $718,000 and $866,000, respectively, a decrease of approximately $148,000. The decrease was primarily attributable to higher interest costs of approximately $185,000 and decrease in gain of debt extinguishment and settlements of approximately $214,000 offset by increase in gain on forgiveness of accounts payable of approximately $531,000 which was deemed forgiven by management due to statute of limitations and fair market value changes of derivative of approximately $9,000.

As a result, we reported net loss of $2,225,334 and $2,673,346 for the years ended September 30, 2023 and 2022, respectively.

The Company has incurred dividend charges from Series B and C preferred stock of $145,983, for the year ended September 30, 2023. The dividends to be paid are included in temporary equity and the mandatorily redeemable preferred stock as presented on the balance sheet. For the year 2022, the dividends recorded $584,072 which relates to the temporary equity.

As a result, we reported a net loss available to common stockholders of $2,371,317 or $0.36 per common share, and $3,257,418 or $0.95 per common share, for the years ended September 30, 2023 and 2022, respectively.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the year ended September 30, 2023, the Company has incurred a net loss of $2,225,334 and used cash in operations of $639,392. The working capital deficit, stockholders’ deficit and accumulated deficit was $7,985,156, $17,256,434 and $37,855,520, respectively, at September 30, 2023. On September 6, 2019, the Company received a default notice on its payment obligations under the senior secured credit facility agreement which was previously in default. The Company also defaulted on its Note Payable – Seller in September 2017 and has since defaulted on other promissory notes. As of September 30, 2023, the Company has received demands for payment of past due amounts from several consultants and service providers. It is the management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon the management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has continued to implement cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern. However, additional funding may not be available to the Company on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on the Company’s ability to pursue its business plans and strategies, and the Company would likely be forced to delay, reduce, or terminate some or all of its activities, all of which could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Accounts Receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less the allowance for credit losses, as needed. Factors used to establish an allowance include the credit quality of the customer and whether the balance is significant. The Company may also use the direct write-off method to account for uncollectible accounts that are not received. Using the direct write-off method, trade receivable balances are written off to bad debt expense when an account balance is deemed to be uncollectible. The Company maintains an allowance for credit losses primarily for estimated losses resulting from the inability or failure of individual customers to make required payments. The Company maintains an allowance under Accounting Standards Codification (“ASC”) 326 based on historical losses, changes in payment history, customer-specific information, current economic conditions, and reasonable and supportable forecasts of future economic conditions. The allowance under ASC 326 is updated as additional losses are incurred or information becomes available related to the customer or economic conditions.

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

The Company through its subsidiary Howco entered into contracts to package products for a third-party company servicing the same government customer base. The contracts were on job lot basis as shipped to Howco for packaging. The customer was billed upon completion of each job lot at which time revenue was recognized.

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

The Company began sales of sanitizing products and services during fiscal year 2022. Revenue for this line of business is recognized upon shipment and delivery of training services (as applicable).

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company utilizes the Black-Scholes option pricing model and uses the simplified method to determine expected term because of lack of sufficient exercise history. Additionally, effective October 1, 2016, the Company adopted the Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. Among other changes, ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. The Company has elected to recognize forfeitures as they occur and the cumulative impact of this change did not have any effect on the Company’s consolidated financial statements and related disclosures.

As of October 1, 2018, the Company has early adopted ASU 2018-7 Compensation-Stock Compensation which conforms the accounting for non-employees to the accounting treatment for employees. The new standard replaces using a fair value as of each reporting date with use of the calculated fair value as of the grant date. The implementation of the standard provides for the use of the fair market value as of the adoption date, rather than using the value as of the original grant date. Therefore, the values calculated and reported at September 30, 2018 become a proxy for the grant date value. The Company utilizes the Black-Scholes option pricing model and uses the simplified method to determine expected term because of lack of sufficient exercise history. There was no cumulative effect on the adoption date.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Bantec, Inc. are included in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Bantec, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bantec, Inc. and Subsidiaries (the “Company”) as of September 30, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit, and cash flows, for each of the two years in the period ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of $2,225,334 and $639,392 respectively, in fiscal 2023, and has a working capital deficit, stockholders’ deficit and accumulated deficit of $7,985,156, $17,256,434 and $37,855,520, respectively at September 30, 2023. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2017.

Boca Raton, Florida

February 5, 2024

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member Center for Public Company Audit Firms

BANTEC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	September 30, 2022
ASSETS

CURRENT ASSETS:
Cash	$35,443	$186,386
Accounts receivable, net	138,609	419,951
Inventory	178,056	92,917
Prepaid expenses and other current assets	15,000	4,663

TOTAL CURRENT ASSETS	367,108	703,917

Property and equipment, net	1,542	1,461
Right of use asset	127,276	33,568

TOTAL ASSETS	$495,926	$738,946

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,215,246	$2,730,309
Accrued expenses and interest	3,530,406	5,094,394
Convertible notes, net of debt discount and premiums	386,180	7,422,326
Line of credit	35,000	-
Note payable – seller	834,000	837,000
Current portion notes and loans payable – net of discounts	863,852	217,897
Notes payable – related party	105,062	13,537
Mandatorily redeemable Preferred Stock Series C - $1.50 stated value, 1,000,000 shares designated and authorized, 224,000 and none issued and outstanding at September 30, 2023 and 2022, respectively	340,572	-
Settlement payable	-	154,562
Lease liability - current portion	41,946	34,475

TOTAL CURRENT LIABILITIES	8,352,264	16,504,500

LONG-TERM LIABILITIES:
Lease liability - long-term portion	85,880	-
Note payable including accrued interest – related party - long-term portion	8,700,254	-
Notes and loans payable – net of current portion	150,000	127,539

TOTAL LONG-TERM LIABILITIES	8,936,134	127,539

TOTAL LIABILITIES	$17,288,398	$16,632,039

Temporary Equity – Convertible Preferred Stock Series B - $1.50 stated value, 1,000,000 shares designated and authorized, 208,500 and 448,000 issued and outstanding at September 30, 2023 and 2022, respectively	463,962	685,440

Commitments and Contingencies (See Note 15)

STOCKHOLDERS’ DEFICIT:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, Series A preferred stock – 250 shares designated, issued and outstanding at September 30, 2023 and 2022, respectively	$-	$-
Common stock - $0.0001 par value,12,000,000,000 shares authorized, 9,306,954 and 4,407,321 shares issued and outstanding at September 30, 2023 and 2022, respectively	930	441
Additional paid-in capital	20,598,156	19,051,212
Accumulated deficit	(37,855,520)	(35,630,186)

TOTAL STOCKHOLDERS’ DEFICIT	(17,256,434)	(16,578,533)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$495,926	$738,946

The accompanying consolidated notes are an integral part of these consolidated financial statements.

BANTEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years ended September 30,
	2023	2022
Sales	$2,324,307	$2,466,198

Cost of Goods Sold	1,944,770	2,048,173

Gross Profit	379,537	418,025

OPERATING EXPENSES
Selling, general, and administrative expenses	1,885,081	2,180,288
Intangible impairment	-	35,719
Depreciation and amortization	1,461	8,931

TOTAL OPERATING EXPENSES	1,886,542	2,224,938

LOSS FROM OPERATIONS	(1,507,005)	(1,806,913)

OTHER INCOME (EXPENSE)
Other expense	-	(7,068)
Interest and financing costs	(1,406,007)	(1,220,730)
Loss on change in fair market value of derivative	-	(8,710)
Gain on extinguishment of accounts payable	531,231	-
Gains on debt extinguishment and settlements, net	156,447	370,075
TOTAL OTHER EXPENSE, NET	(718,329)	(866,433)

LOSS BEFORE TAXES	(2,225,334)	(2,673,346)

Provision for Income tax	-	-

NET LOSS	$(2,225,334)	$(2,673,346)

Dividends Attributable to Series B and C Preferred Stock	(145,983)	(584,072)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,371,317)	$(3,257,418)

BASIC AND DILUTED NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS	$(0.36)	$(0.95)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	6,602,104	3,424,570

The accompanying consolidated notes are an integral part of these consolidated financial statements.

BANTEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	No. of Shares	Value	No. of Shares	Value	Capital	Deficit	Deficit
Balance at September 30, 2021	250	$-	2,470,511	$247	$18,160,515	$(32,956,840)	$(14,796,078)
Share option expense	-	-	-	-	69,108	-	69,108
Cancellation of common stock issued for settlement	-	-	(36,821)	(4)	(119,666)	-	(119,670)
Shares issued for cash	-	-	849,313	85	699,504	-	699,589
Shares issued for conversions of notes and accrued interest including premiums reclassified	-	-	1,124,318	113	625,436	-	625,549
Relative fair value of warrants issued with debt	-	-	-	-	200,387	-	200,387
Deemed dividend to adjust temporary equity to redemption value	-	-	-	-	(570,632)	-	(570,632)
Preferred Stock Series B dividend	-	-	-	-	(13,440)	-	(13,440)
Net loss for the year ended September 30, 2022	-	-	-	-	-	(2,673,346)	(2,673,346)
Balance at September 30, 2022	250	$-	4,407,321	$441	$19,051,212	$(35,630,186)	$(16,578,533)

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	No. of Shares	Value	No. of Shares	Value	Capital	Deficit	Deficit
Balance at September 30, 2022	250	$-	4,407,321	$441	$19,051,212	$(35,630,186)	$(16,578,533)
Shares issued for cash	-	-	496,667	49	99,284	-	99,333
Shares issued for conversion of notes and reclassification of debt premiums	-	-	2,090,007	209	203,884	-	204,093
Preferred Stock Series B and C dividend	-	-	-	-	(145,983)	-	(145,983)
Contributed capital related to the assumption of convertible note by a related party	-	-	-	-	1,363,100	-	1,363,100
Shares issued for conversion of Series B preferred shares and dividends	-	-	2,309,360	231	26,659	-	26,890
Fractional shares issued from reverse split	-	-	3,599	-	-	-	-
Net loss for the year ended September 30, 2023	-	-	-	-	-	(2,225,334)	(2,225,334)
Balance at September 30, 2023	250	$-	9,306,954	$930	$20,598,156	$(37,855,520)	$(17,256,434)

The accompanying consolidated notes are an integral part of these consolidated financial statements.

BANTEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,225,334)	$(2,673,346)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of debt discounts	292,404	157,446
Accretion of premium on convertible notes	182,385	258,557
Bad debt expense	29,472	-
Depreciation and intangibles amortization	1,461	8,931
Share-based compensation expense	-	69,108
Share issued for conversion fees	18,705	9,884
Fee notes issued to service providers	156,000	196,000
Gains on debt extinguishment and settlements	(156,447)	(370,075)
Loss on derivative, change in fair market value	-	8,710
Gain on extinguishment of accounts payable	(531,231)	-
Write-off of impaired intangible	-	35,719
Non-cash rent expense	(357)	(336)
Changes in Assets and Liabilities:
Accounts receivable	251,870	(291,565)
Inventory	(85,140)	(31,080)
Prepaid expenses and other assets	4,663	24,219
Accounts payable and accrued expenses	1,555,271	961,654
Settlement payable	(133,114)	(7,958)
NET CASH USED IN OPERATING ACTIVITIES	(639,392)	(1,644,132)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,542)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,542)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	99,333	699,589
Proceeds from line of credit	35,000	-
Net proceeds from loans and notes payable	375,750	390,000
Repayments of loans and notes payable	(152,617)	(232,763)
Net proceeds from convertible notes payable	44,000	101,250
Repayments of convertible notes	-	(122,766)
Net proceeds from notes payable, related party	230,132	125,000
Repayments on notes payable, related party	(138,607)	(110,860)
Repayments on note payable - seller	(3,000)	-
Repayments of line of credit	-	(4,885)

NET CASH PROVIDED BY FINANCING ACTIVITIES	489,991	844,565

NET DECREASE IN CASH	(150,943)	(799,567)

CASH AT BEGINNING OF YEAR	186,386	985,953
CASH AT END OF YEAR	$35,443	$186,386

Supplemental Disclosure of Cash Flow Information

Cash paid for:
Interest	$30,059	$37,551
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Issuance of common stock for conversion of convertible notes and accrued interest	$95,388	$393,245
Issuance of common stock for conversion of Series B preferred stock and dividends	$26,890	$-
Reclassification of debt premium upon conversion of convertible debt	$90,000	$222,420
Debt discount	$80,650	$65,500
Right-of-use asset and lease liability pursuant to ASC 842	$140,561	$-
Value of Series C preferred stock in connection with an Exchange Agreement	$336,000	$-
Assignment of convertible note including accrued interest by related party	$8,819,069	$-
Deemed dividend to adjust temporary equity to redemption value	$-	$570,632
Issuance of convertible preferred stock charged to debt discounts	$-	$101,368
Dividends on convertible preferred stock	$145,983	$13,440
Warrants for common stock issued	$-	$200,387
Cancellation of common stock for potential legal settlement	$-	$(119,670)
Issuance of convertible note for accounts payable	$-	$4,000
Issuance of convertible note for prepaid legal expense	$15,000	$-
Exchange of convertible notes into non-convertible notes	$135,000	$-

The accompanying consolidated notes are an integral part of these consolidated financial statements.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

NOTE 1 - NATURE OF OPERATIONS

Bantec, Inc. is a company providing products and services (“Bantec” or the “Company”), targeting the U.S. Government, state governments, municipalities, hospitals, universities, manufacturers and other building owners. Bantec provides product procurement, distribution, and logistics services through its wholly-owned subsidiary, Howco Distributing Co. (“Howco”) to the U.S. Department of Defense and Defense Logistics Agency. The Company established Bantec Sanitizing, LLC in fiscal 2021, which offers sanitizing products and equipment through its online store – bantec.store. The Company has operations based in Sparta, New Jersey and Vancouver, Washington. Howco operates in Vancouver, Washington and all other operations are in Sparta, New Jersey. The Company continues to seek strategic acquisitions and partnerships that would offer it an opportunity to grow sales and profit.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Basis of Presentation and Principles of Consolidation

The Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The accompanying consolidated financial statements include the accounts of Bantec Inc. and its wholly-owned subsidiaries, Drone USA, LLC, Bantec Construction, LLC, Bantec Sanitizing, LLC, Bantec Logistics LLC, Bantec Environmental Corp, and Howco. Bantec Construction, LLC, Bantec Logistics LLC, Bantec Environmental Corp and Bantec Sanitizing, LLC are in start-up stages with minor revenues and cash expenditures. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the year ended September 30, 2023, the Company has incurred a net loss of $2,225,334 and used cash in operations of $639,392. The working capital deficit, stockholders’ deficit and accumulated deficit was $7,985,156, $17,256,434, and $37,855,520, respectively, at September 30, 2023. On September 6, 2019, the Company received a default notice on its payment obligations under the senior secured credit facility agreement which was previously in default (see Note 10). The Company also defaulted on its Note Payable – Seller in September 2017 and has since defaulted on other promissory notes. As of September 30, 2023, the Company has received demands for payment of past due amounts from several consultants and service providers. It is the management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon the management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has continued to implement cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern. However, additional funding may not be available to the Company on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on the Company’s ability to pursue its business plans and strategies, and the Company would likely be forced to delay, reduce, or terminate some or all of its activities, all of which could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

Fair Value Measurements

The Company follows the FASB Fair Value Measurements standard, as it applies to its financial instruments on a recurring basis. This standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements.

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

Accounts Receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less the allowance for credit losses, as needed. Factors used to establish an allowance include the credit quality of the customer and whether the balance is significant. The Company may also use the direct write-off method to account for uncollectible accounts that are not received. Using the direct write-off method, trade receivable balances are written off to bad debt expense when an account balance is deemed to be uncollectible. The Company maintains an allowance for credit losses primarily for estimated losses resulting from the inability or failure of individual customers to make required payments. The Company maintains an allowance under Accounting Standards Codification (“ASC”) 326 based on historical losses, changes in payment history, customer-specific information, current economic conditions, and reasonable and supportable forecasts of future economic conditions. The allowance under ASC 326 is updated as additional losses are incurred or information becomes available related to the customer or economic conditions. As of September 30, 2023 and 2022, the allowance for credit losses was $29,472 and $0, respectively.

Inventory

Inventory consists of finished goods, which are purchased directly from manufacturers. The Company utilizes a just-in-time type of inventory system where products are ordered from the vendor only when the Company has received sales order from its customers. Inventory is stated at the lower of cost and net realizable value on a first-in, first-out basis.

Property & Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company depreciates these demonstration units over a period of 3 years. Depreciation expense was $1,461 and $0 in year ended September 30, 2023 and 2022, respectively.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

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

Revenue Recognition

The Company follows ASC 606, Revenue From Contracts With Customers, which has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied.

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

The Company through its subsidiary Howco enters into contracts to package products for a third-party company servicing the same government customer base. The contracts are based on the job lot as shipped to Howco for packaging. The customer is billed upon completion of each job lot at which time revenue is recognized.

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation–Stock Compensation”, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company utilizes the Black-Scholes option pricing model and uses the simplified method to determine expected term because of lack of sufficient exercise history. Additionally, effective October 1, 2016, the Company adopted the Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. Among other changes, ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. The Company has elected to recognize forfeitures as they occur and the cumulative impact of this change did not have any effect on the Company’s consolidated financial statements and related disclosures.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

As of October 1, 2018, the Company has early adopted ASU 2018-7 Compensation-Stock Compensation which conforms the accounting for non-employees to the accounting treatment for employees. The new standard replaces using a fair value as of each reporting date with use of the calculated fair value as of the grant date. The implementation of the standard provides for the use of the fair market value as of the adoption date, rather than using the value as of the original grant date. Therefore, the values calculated and reported at September 30, 2018 become a proxy for the grant date value. The Company utilizes the Black-Scholes option pricing model and uses the simplified method to determine expected term because of lack of sufficient exercise history. There was no cumulative effect on the adoption date.

Shipping and Handling Costs

The Company has included freight-out as a component of cost of sales, which amounted to $52,248 and $61,032 for the year ended September 30, 2023 and 2022, respectively.

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

In 2020, the Company’s subsidiary renewed the lease for the warehouse and office facility in Vancouver, Washington through May 30, 2023, and accounted for it under ASC 842. The Company signed the seventh amendment to the lease on May 2, 2023 extending the lease end date to May 31, 2026 with two additional option years. The corporate office is an annual arrangement which provides for a single office in a shared office environment and is exempt from ASC 842 treatment. The Company recognized a lease liability of $140,561 and the related right-of-use asset for the same amount in fiscal 2023 and will amortize both over the life of the lease.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

The Company currently has no federal or state tax examinations in progress. As of September 30, 2023, the Company’s tax returns for the tax years 2022, 2021 and 2020 remain subject to audit, primarily by the Internal Revenue Service.

The Company did not have material unrecognized tax benefits as of September 30, 2023 and does not expect this to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes.

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. It should be noted that contractually the limitations on the third-party notes (and the related warrants) limit the number of shares converted to either 4.99% or 9.99% of the then outstanding shares. The Company’s CEO and Chairman of the Board of Directors holds all issued and outstanding shares of Series A Preferred Stock, which confers upon him a majority vote in all Company matters including authorization of additional shares of common stock or reverse stock split. As of September 30, 2023 and 2022, potentially dilutive securities consisted of the following:

	September 30, 2023	September 30, 2022
Stock options	16	16
Warrants	2,240,000	2,240,000
Series B Preferred Stock	46,396,197	4,480,000
Third party convertible debt	16,329,524	31,756,035
Total	64,965,737	38,476,051

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. For the year ended September 30, 2023, the Company had three operating segments. Howco generated 99.83% of the consolidated sales which are primarily from department of defense. Drone LLC generated less than 0.17% of sales primarily due to state and municipal government purchases of drones and accessories. Bantec Sanitizing Inc. had no contribution to consolidated sales of its sanitizing products for the year ended September 30, 2023. Howco had 92% of the consolidated tangible assets, Drone had no allocated assets and Bantec Sanitizing Inc. had 3% of consolidated assets and the parent company had 5% of the consolidated tangible assets as of September 30, 2023 and additionally, there are no formal cost allocations to Howco or the other subsidiaries.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40), which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments, amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions, and modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS calculation. The standard is effective for annual periods beginning after December 15, 2023 for smaller reporting companies, and interim periods within those reporting periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those reporting periods. The Company is currently assessing the impact the new guidance will have on its consolidated financial statements.

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

NOTE 3 - ACCOUNTS RECEIVABLE, NET

The Company’s accounts receivable at September 30, 2023 and 2022 was as follow:

	September 30, 2023	September 30, 2022
Accounts receivable	$168,081	$419,951
Reserve for doubtful accounts	(29,472)	-
	$138,609	$419,951

Bad debt expense was $29,472 and $0 for the years ended September 30, 2023 and 2022, respectively.

NOTE 4 - INVENTORY

At September 30, 2023 and 2022, inventory consisted of finished goods and was valued at $178,056 and $92,917, respectively. No inventory reserve was deemed necessary at September 30, 2023 and 2022.

NOTE 5 - INTANGIBLE ASSETS

The Company acquired a patent for a new product during the year ended September 30, 2021. The Company capitalized acquisition and related legal fees in fiscal 2021 related to the patent totaling $44,650. During the year ended September 30, 2022, amortization amounted to $8,931, however the net carrying value of the patent of $35,719, was determined to be impaired in 2022 and charged to operating expenses.

NOTE 6 - LINE OF CREDIT - BANK

The Company has a revolving line of credit with a financial institution, which balance is due on demand and principal payments are due monthly at 1/60th of the outstanding principal balance. This revolving line of credit is in the amount of $50,000 and is personally guaranteed by the Company’s Chief Executive Officer (“CEO”). The line bears interest at a fluctuating rate equal to the prime rate plus 4.25%, which at September 30, 2023 and September 30, 2022 was 12.75% and 10.5%, respectively. As of September 30, 2023 and 2022, respectively, the balance of the line of credit was $35,000 and $0, with $15,000, available at September 30, 2023.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

NOTE 7 - SETTLEMENTS

On July 20, 2018, the Company entered into a settlement agreement with a collection agent for American Express relating to $127,056 of past due charges. The agreement provided for initial payment of $12,706, monthly payments of $6,500 and final payment on January 27, 2020 of $3,850. Under the terms of the agreement, this debt was in default. On June 27, 2022, the Company entered into an agreement for the balance and the other losses were $7,042 for collection fees. Under the agreement established $5,000 per month is being paid by the Company. The amount due at September 30, 2023 and 2022, was $0 and $34,892, respectively.

During the year ended September 30, 2022, $119,670 was accrued in recognition of an appeals court ruling that certain obligations be settled in cash (see Note 15). On February 14, 2023, the former CFO received a judgement of $130,400 relating to compensation. The Company paid $2,222 as of March 31, 2023. On May 3, 2023, the Company and the former CFO executed an agreement to settle the judgement amount plus potential obligations for legal fees incurred by the former CFO for a total amount of $90,000 to be paid in three equal installments beginning May 4, 2023, June 3, 2023 and July 3, 2023. The May 2023, June 2023 and July 2023 payments of $90,000 were made. The amount due at September 30, 2023 and 2022, was $0, and $119,670, respectively.

The total amounts due at September 30, 2023 and 2022, was $0, and $154,562, respectively.

NOTE 8 - NOTE PAYABLE – SELLER

In connection with the acquisition of Howco in September 2016, the Company issued a note payable in the amount of $900,000 to the sellers of Howco. The note matured on September 9, 2017 and bears interest at 5.50% per annum. The note requires payment of unpaid principal and interest upon maturity. The note is secured by all assets of Howco and subordinated to the Senior Secured Credit Facility discussed below. The note is currently in default and the default interest rate is 8% per annum. At September 30, 2023 and 2022, the principal and accrued interest on this note amounted to $834,000, $477,093 and $837,000, and $409,063, respectively (see Note 15).

NOTE 9 - PROMISSORY NOTES PAYABLE – RELATED PARTY OFFICER AND HIS AFFILIATES

The outstanding balance of notes issued to the Company’s chief executive officer and his affiliates consisted of the following at September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Principal	$8,805,316	$13,537
Less: Current portion	(105,062)	(13,537)
Long term portion (including accrued interest – long term)	$8,700,254	$-

Promissory Notes Payable – Current portion

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

As of September 30, 2023:

(i)	Bantec, Inc. borrowed $133,000 and repaid $68,258, leaving an outstanding balance of $64,742, fees and interest charged totaled $4,576.

(ii)	Bantec Sanitizing LLC borrowed $14,562 and repaid $14,562, leaving an outstanding balance of $0, fees and interest charged totaled $1,664.

(iii)	Howco borrowed $75,000 and repaid $42,250, including $7,570 of fees and interest, leaving an outstanding balance of $40,320. Howco was making weekly payments of $3,250.

On January 25, 2022 a promissory note was issued to the CEO by Howco for $75,000 having weekly payments of $3,870 for twenty-five weeks, which include a total of $21,750 of interest. The principal at September 30, 2022 was $0 and interest of $18,945, was charged to interest expense. The note was repaid early therefore the interest charged was less than under the original agreement.

On April 25, 2022, a promissory note was issued to the CEO by Howco for $50,000 having weekly payments of $1,570 for fifty weeks, which includes a total of $28,500 of interest. The principal at September 30, 2023 and 2022 was $0 and $13,537. Interest of $10,783 was charged to interest expense during year ended September 30, 2022 prior to repayment. The note was repaid faster than the original payment terms, and therefore the interest was lower than the original agreement terms.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

Promissory Notes Payable – Long term

On April 12, 2023, the receiver for TCA Global Credit Master Fund, LP (“TCA”) sold and assigned to Ekimnel Strategies, LLC, a Delaware limited liability company (“Ekimnel”), and Ekimnel purchased and assumed, all of TCA’s rights and obligations as a lender under that certain Senior Secured Credit Facility Agreement (the “Agreement”) (see Note 10). Ekimnel is a company controlled by Michael Bannon, the Company’s Chief Executive Officer.

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

Due to the related party nature of the transaction, the Company recorded a total of $1,363,100 to additional paid in capital as a result of the debt extinguishment in connection with the assumption of the Senior Secured Debt by Ekimnel, a related party, and removal of the put premium on the convertible debt. At September 30, 2023, the principal and accrued interest – long-term on this note amounted to $8,676,957 and $23,297, respectively.

NOTE 10 - CONVERTIBLE NOTES PAYABLE AND ADVISORY FEE LIABILITIES

The senior secured credit facility note balance and convertible debt balances consisted of the following at September 30, 2023 and 2022:

	September 30,	September 30,
	2023	2022
Principal	$211,019	$5,978,891
Premiums	179,833	1,443,435
Less: debt discount	(4,672)	-
	$386,180	$7,442,326

For the years ended September 30, 2023 and 2022, amortization of debt discount on the above convertible notes amounted to $328 and $21,940, respectively.

Senior Secured Credit Facility Note - Default

On September 13, 2016, the Company entered into a senior secured credit facility note with an investment fund for the acquisition of Howco. The Company can borrow up to $6,500,000, subject to lender approval, with an initial convertible promissory note at closing of $3,500,000 (the “Note”). The Note bore interest at a rate of 18% per annum, required monthly payments of $52,500, which was interest only, starting on October 13, 2016 through February 13, 2017, and monthly payments, including interest and principal, of $298,341 starting on March 13, 2017 through maturity on March 13, 2018. In the event of default, the Note balance will bear interest at 25% per annum. In connection with this Agreement, the Company was obligated to pay additional advisory fees of $850,000 payable in the form of cash or common stock in accordance with the terms of the Agreement. The Company was also required to reserve 7 shares of common stock related to this transaction. The reserved shares will be released upon the satisfaction of the loan.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

As of September 30, 2023 and 2022, the Company had issued 1 share of common stock in satisfaction of the $850,000 advisory fee in accordance with the terms of the agreement, such shares being issued in September 2016. The proceeds from the sale of the 1 share were to be applied to the $850,000 advisory fee due. Based upon the value of the shares, at the time the lender sells the shares, the Company may be required to redeem unsold shares for the difference between the $850,000 and the lender’s sales proceeds. Accordingly, the $850,000 was reflected as a current liability through December 31, 2017. In January 2018, in connection with a settlement agreement (see below), the accrued advisory fee was reclassified to the principal balance of the replacement Convertible Note. Through the date of the settlement agreement and through September 30, 2023 and 2022, the lender had not reported any proceeds from the sale of these shares (see below). Prior to the settlement agreement in January 2018, notwithstanding anything contained in the Agreement to the contrary, in the event the Lender has not realized net proceeds from the sale of Advisory Fee Shares equal to at least the Advisory Fee by the earlier to occur of: (A) September 13, 2017; (B) the occurrence of an Event of Default; or (C) the Maturity Date, then at any time thereafter, the Lender shall have the right, upon written notice to the Borrower, to require that the Borrower redeem all Advisory Fee Shares then in Lender’s possession for cash equal to the Advisory Fee, less any cash proceeds received by the Lender from any previous sales of Advisory Fee Shares, if any within five (5) Business Days from the date the Lender delivers such redemption notice to the Borrower.

The Note was only convertible upon default or mutual agreement by both parties at a conversion rate of 85% of the lowest of the daily volume weighted average price of the Company’s common stock during the 5 business days immediately prior to the conversion date. At any time and from time to time while this Note was outstanding, but only upon: (i) the occurrence of an Event of Default under any of the Loan Documents; or (ii) mutual agreement between the Company and the Holder, this Note may be, at the sole option of the Holder, convertible into shares of the Company’s common stock, in accordance with the terms and conditions of the Note. Upon liquidation by the Holder of Conversion Shares issued pursuant to a conversion notice, provided that the Holder realizes a net amount from such liquidation equal to less than the conversion amount specified in the relevant conversion notice, the Company shall issue to the Holder additional shares of the Company’s common stock equal to: (i) the Conversion Amount specified in the relevant conversion notice; minus (ii) the realized amount, as evidenced by a reconciliation statement from the Holder (a “Sale Reconciliation”) showing the realized amount from the sale of the Conversion Shares; divided by (iii) the average volume weighted average price of the Company’s common stock during the five business days immediately prior to the date upon which the Holder delivers notice (the “Make-Whole Notice”) to the Company that such additional shares are requested by the Holder.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

The Credit Agreement was amended such that the maturity date was extended to January 13, 2019 (the “Extended Maturity Date”) for replacement Note B, while the Note A maturity date remained at March 13, 2018 but was due as of March 2017 due to the principal and interest payment default discussed above. Notwithstanding anything contained in this Agreement to the contrary, all obligations owing by the Company and all other Credit Parties under the Credit Agreement, First Replacement Note B, and all other Loan Documents shall be paid in full by the Extended Maturity Date as follows: $52,500 per month from January 13, 2018 to December 13, 2018 and the remaining principal and accrued interest on January 13, 2019. Interest payments made since the amendment have totaled $323,440 and are therefore not in accord with that amendment. However, TCA had received payments under the 3(a) (10) settlement (below) totaling $308,100 during the year ended September 30, 2018, and another $270,320, during the year ended September 30, 2019. The principal balance was $4,788,642 at September 30, 2018.

On October 30, 2018, TCA, the Company’s senior lender, amended its credit facility which had been restructured in January 2018 when fees for advisory and other matters along with accrued but unpaid interest were capitalized and separated into two notes, Note A having $1,000,000 principal and Note B having $4,788,642 both having the same maturity terms, interest rates and conversion rights. Under this amendment total amounts outstanding under the notes along with accrued interest of $537,643 had been capitalized with the principal amount due of $6,018,192, $5,326,285 for Note B and $691,907 for Note A. The restated note had the same conversion price discount and therefore continued to be stock settled debt under ASC 480, an additional $94,878 was charged to interest with a credit to debt premium. The restated note accrued interest on the principal balance at 12% per annum, included amortization to the new maturity date of December 15, 2020. The amortization payments credited toward the principal amount and accrued interest vary and included payments made under the 3(a)(10) settlement agreement with a third party related to Note A. Economically the total principal and accrued interest outstanding remained unchanged as reported in the consolidated balance sheet. All other terms including conversion rights and a make-whole provision in the case of a conversion shortfall remained the same as stated in the footnotes above.

On September 6, 2019, the Company received a default notice on its payment obligations under the senior secured credit facility agreement from TCA. The Company had proposed a number of solutions including refinancing the debt with other parties. The default was declared due to non-payment of monthly scheduled amortization (principal and interest). TCA holds security interests in all assets of the Company including its subsidiary Howco (see below).

On January 30, 2018, pursuant to the Liability Purchase Term Sheet, the TCA Replacement Note A in the principal amount of $1,000,000 was acquired by Livingston Asset Management LLC (“Livingston”) from the original lender. Principal of Replacement Note A is due to Livingston with all then accrued but unpaid interest due to the original lender. In accordance with the terms of the Settlement Agreement, the Court was advised of the Company’s intention to rely upon the exception to registration set forth in Section 3(a)(l0) of the Securities Act to support the issuance of its common shares and the Court held a fairness hearing regarding the issuance on March 12, 2018. Following entry of an Order by the Court which occurred on March 12, 2018, in settlement of the claims, the Company issued and delivered to Livingston shares of its common stock (the “Settlement Shares”) in one or more tranches as necessary, and subject to adjustment and ownership limitations as set forth in the Settlement Agreement, sufficient to generate proceeds such that the aggregate Remittance Amount equals the Claim Amount. The Company issued free trading shares of its common stock under section 3(a) (10) of the Securities Act to Livingston in the amount of such judgment in a series of tranches so that Livingston will not own more than 9.99% of the Company’s outstanding shares per tranche. The parties reasonably estimate that the fair market value of the Settlement Shares to be received by Livingston is equal to approximately $1,666,667 which was based on a discount of 40%.

In the year ended September 30, 2023 and 2022, there were no 3(a)(10) issuances. As of September 30, 2023, there have been seventeen issuances under Section 3(a) (10) of the Securities Act totaling 1,375 shares; 1,273, in 2019, and 102, in 2018, which have been recorded at par value with an equal charge to additional paid-in capital. On November 17, 2019, 195 of the shares issued under Section 3(a)(10) were cancelled at the request of Livingston. The value originally recorded as a liability remained in the convertible note balance, until these shares have been sold and reported to the Company by the lender as part of the Make-Whole provision at which time the proceeds value of such shares were reclassified to additional paid-in capital. During the years ended September 30, 2018 and September 30, 2019, proceeds of $308,100 and $270,320, respectively were remitted to TCA by Livingston and applied to reduce the liability with corresponding credits to additional paid in capital. $180,618 of debt premium was credited to additional paid in capital in conjunction with the payments to TCA. At September 30, 2022, the balance, of $421,587 along with related debt premium of $281,054 were included in convertible notes payable on the balance sheet.

At September 30, 2022, the principal of the Note B portion was $5,326,285 and accrued interest was $2,377,557 and the Note A principal subject to the 3(a) (10) court order was $421,587 as noted above.

On April 12, 2023, Ekimnel Strategies LLC, 100% owned by Michael Bannon, Bantec’s Chairman, CEO and CFO, purchased and assumed, all of TCA’s rights and obligations as a lender under the Senior Secured Credit Facility Agreement dated May 31, 2016 and effective September 13, 2016 and all subsequent documents from the Receiver for TCA Global Credit Master Fund, LP. On August 12, 2023, the Company, as the Borrower, and the Company’s subsidiaries: Drone USA, LLC and Howco Distributing Co., as Corporate Guarantors, and Michael Bannon, as a Validity Guarantor, entered into an Amendment to the Agreement with Ekimnel, as the Lender, pursuant to which the Company issued the Second Replacement Promissory Note to Ekimnel in the principal amount of $8,676,957 which became a non-convertible note (see Note 9 for terms of the Promissory Note). Consequently, the Company recorded a total of $1,363,100 to additional paid in capital as a result of the debt extinguishment in connection with the assumption of the Senior Secured Debt by Ekimnel and removal of the put premium on the convertible debt.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

At September 30, 2023, the principal balance and accrued interest from this convertible note was $0, after the assumption by Ekimnel (see Note 8). During the year ended September 30, 2023, the Company has not paid interest or principal and Livingston Asset Management (under the 3(a)(10) settlement) has not made any payments to TCA.

Other Convertible Notes

Scottsdale Capital Advisors

On March 7, 2018, the Company entered into a placement agent and advisory agreement with Scottsdale Capital Advisors in connection with the Livingston liability purchase term sheet executed on November 15, 2017. The placement agent services fee amounted to $15,000 payable to Scottsdale Capital Advisors in the form of a convertible note. The note matures six months from the date of issuance and accrues interest at the rate of 10% per annum. The $15,000 note is convertible into shares of the Company’s common stock at a discount of 30% of the low closing bid price for the twenty trading days prior to the conversion and is not subject to any registration rights. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $6,429 with a charge to interest expense. The note has not been converted and the principal balance is $15,000, at September 30, 2023 and 2022 with $9,277, and $7,777, of accrued interest, respectively. As the note has matured it is in default. Under the terms of the note no default interest or penalties accrue.

Livingston Asset Management LLC

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

On March 7, 2022, the Company redeemed five fee notes issued to Livingston Asset Management LLC (from July 1, 2021 through November 1, 2021 notes) for $85,000 cash. Principal, penalty and accrued interest of $75,000, $7,612 and $2,388 was recognized along with gain on debt extinguishment of $67,388 during the year ended September 30, 2022. The penalty was recorded against the gain.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

Frondeur Partners LLC

On December 1, 2021, the Company terminated its agreement with Livingston Asset Management and entered into a consulting and services arrangement with Frondeur Partners LLC which has no stipulated term. The arrangement provides for financial management services including accounting and related periodic reporting among other advisory services. Under the agreement, the Company was obligated to issue to Frondeur Partners LLC convertible notes having principal of $15,000, interest of 10% per annum, maturity of seven months. The notes were convertible into shares of common stock at a discount of 50% to the lowest bid price in the twenty trading days immediately preceding the notice of conversion.

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

Between March 1, 2022 and September 1, 2022, the Company issued convertible promissory notes to Frondeur Partners LLC for an aggregate principal amount of $105,000 for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible notes bore interest of 10% per annum and matures in nine months. The notes issued were convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The notes had conversion features and were treated as stock settled debt under ASC 480 and a total debt premium of $105,000 were recognized as interest expense on note issuance dates. At September 30, 2022 the accrued interest was $3,265. Between October 3, 2022 and March 2023, the Company issued an aggregate of 2,090,007 shares of common stock in conversion of Frondeur Partners LLC, convertible note payables dated from March 1, 2022 to August 1, 2022, all principal of $90,000 and accrued interest of $5,388 (including conversion fees of $18,705) were converted. Premium of $90,000 was reclassified to additional paid in capital.

Between October 1, 2022 to May 1, 2023, the Company issued convertible promissory notes to Frondeur Partners LLC for an aggregate amount of $120,000 in principal for services (service agreement replacing agreement with Livingston Asset Management LLC). The convertible notes bear interest ranging from 10% to 12% per annum and matures in nine months. The notes issued were convertible into shares of common stock at a discount of 50% of the lowest closing bid price during the thirty trading days prior to conversion. The notes had conversion features and were treated as stock settled debt under ASC 480 and a total debt premium of $120,000 is recognized as interest expense on the note issuance dates.

On July 10, 2023, the Company and Frondeur Partners LLC., signed an Omnibus Amendment to Promissory Notes dated between October 2022 and May 2023 eliminating conversion rights in each note. All other terms remain the same. Accordingly, at September 30, 2023, the Company reclassified the principal balance of convertible notes of $135,000 into notes payable (see Note 11) and recognized the remaining related debt put premium of $135,000 as gain on debt extinguishment and settlements in the accompanying consolidated statements of operations during the year ended September 30, 2023.

The principal balance for the Frondeur notes was $0 and $105,000 at September 30, 2023 and 2022, respectively, as detailed above. Accrued interest for these convertible notes totaled $0 and $3,631 at September 30, 2023 and 2022, respectively also detailed above.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

Convertible notes for legal services

From May 1, 2022 until June 1, 2023, the Company issued a $4,000 convertible notes every month to the law firm for fees incurred, each note having six-month term to maturity and 10% annual interest. The notes are convertible into shares of common stock at a fixed discount of 50% of the lowest bid price in the 30 trading days immediately preceding the notice of conversion from the lender. The notes have cross default provisions. The Company has accounted for the convertible promissory notes as stock settled debt under ASC 480 and recorded debt premiums equal to the face value of the notes with a charge to interest expense. The notes principal amount were charged to professional fees during the month the notes were issued.

The principal balances owed to the law firm under the agreement as of September 30, 2023 and 2022 were $56,000, and $20,000 respectively and accrued interest was $4,866 and $563 as of September 30, 2023 and 2022, respectively.

Convertible note issued to a vendor

On November 13, 2018, the Company issued a convertible promissory note for $90,000 to a vendor in settlement of approximately $161,700 of past due amounts due for services. The note bears interest at 5%, matured on June 30, 2019 and is convertible into the Company’s common stock at 50% of the lowest closing bid price during the 20 trading days immediately preceding the notice of conversion. The note matured on June 30, 2019, there is no default penalty or interest rate increase associated with the note, nor are there any cross-default provisions in the note. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $90,000 with a charge to interest expense for the notes. At September 30, 2023 and 2022 the principal, and premium were both $90,000. At September 30, 2023 and 2022 accrued interest was $46,961 and $36,614, respectively (see Note 15).

1800 Diagonal Lending LLC

On September 6, 2023, the Company entered into the Securities Purchase Agreement with 1800 Diagonal Lending LLC (the “Lender”), pursuant to which the Company issued a promissory note to the Lender in the principal amount of $49,000, including a debt issuance cost of $5,000 to be amortized over the term of this note. The note matures on September 6, 2024 and bears interest at 10% per annum. The conversion price shall be a variable conversion price equal to 65% of the average of the two lowest closing price per share of the common stock during the fifteen trading day period ending on the latest complete trading day prior to the conversion date, provided, however, that the Lender and its affiliates may not beneficially own more than 4.99% of the Company’s outstanding shares of common stock upon the conversion of the September 6, 2023 note. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $26,385 with a charge to interest expense for the note. At September 30, 2023, principal balance and accrued interest was $49,000 and $322, respectively.

NOTE 11 - NOTES AND LOANS PAYABLE

The notes balance consisted of the following at September 30, 2023 and 2022

	September 30, 2023	September 30, 2022
Principal loans and notes	$1,077,013	$615,500
Discounts	(63,161)	(270,064)
Total	1,013,852	345,436
Less Current portion	(863,852)	(217,897)
Non-current	$150,000	$127,539

For the years ended September 30, 2023 and 2022, amortization of debt discount on the above notes amounted to $292,076 and $135,506, respectively.

Small Business Administration

On June 17, 2020, the Company through Howco, entered into a loan directly with the Small Business Administration for $150,000. The loan term is thirty years and begins amortization one year from the date of promissory note to be issued upon funding. Amortization payments are $731 per month and include interest and principal of 3.75% from the date of funding. The loan is secured by the assets of Howco. As of September 30, 2023 and 2022, the principal balance and accrued interest on this note amounted to $150,000, $13,621 and $150,000, $13,099, respectively. During the year ended September 30, 2023, the Company paid accrued interest of $4,386. As of September 30, 2023 and 2022, $0, and $22,461 respectively, is classified as current.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

Notes payable to service vendor

During the year ended September 30, 2021, the Company issued seven notes payable totaling $17,500. The notes were issued for monthly fees ($2,500) for a service vendor and are issued the first day of the month and each has one year maturity and does not bear interest. The service arrangement was terminated in April 2021, with $17,500 owed as of September 30, 2023 and 2022.

Trillium Partners, LP

On July 1, 2022, the Company entered into a Securities Purchase Agreement with Trillium Partners, LP (“Trillium”). Under the terms of the SPA, Trillium agreed to advance funds under a merchant financing arrangement, treated as a loan. The loan principal is $224,000, including legal fees of $5,000 and OID of $24,000, the Company received cash of $195,000. Loan bears interest of 12% per annum and matured on June 30, 2023. The Company agreed to issue 224,000 shares of the Company’s Series B Preferred Stock, and a Warrant to purchase 1,120,000 shares of common stock as consideration for the advance agreement. The Series B Preferred Stock met the criteria for treatment as temporary equity and debt discount of $50,684 was recognized. The Warrant caused a recognition of $100,194 in debt discount. Total debt discount recognized was $179,878, to be amortized over the term of the loan, $44,846 was recognized as interest expense as of September 30, 2022 from amortization of discounts. The Company defaulted on the weekly payment terms of the note; however, the note holder granted a limited waiver of the default. Under the waiver amendment (see Note 12), the default interest rate still applies and now the note accrues interest of 22% and the payments are due upon the notes maturity. Total accrued interest at September 30, 2023 and 2022 was $43,994 and $10,923, respectively. On October 25, 2022, the Company repaid $50,000 of the July merchant financing arrangement. The payment was applied to the Trillium LP notes’ accrued interest and principal bringing its principal balance to $183,259, at September 30, 2023.

JP Carey Limited Partners, LP

On July 1, 2022, the Company entered into a Securities Purchase Agreement with JP Carey Limited Partners, LP (“JPC”). Under the terms of the SPA, JPC agreed to advance funds under a merchant financing arrangement, treated as a loan. The loan principal is $224,000, including legal fees of $5,000 and OID of $24,000, the Company received cash of $195,000. Loan bears interest of 12% per annum and matured on June 30, 2023. The Company agreed to issue 224,000 shares of the Company’s Series B Preferred Stock, and a Warrant to purchase 1,120,000 shares of common stock as consideration for the advance agreement. The Series B Preferred Stock met the criteria for treatment as temporary equity and debt discount of $50,684 was recognized. The Warrant caused a recognition of $100,194 in debt discount. Total debt discount recognized was $179,878, to be amortized over the term of the loan, $44,845 was recognized as interest expense as of September 30, 2022 from amortization of discounts. The Company defaulted on the weekly payment terms of the note; however, the note holder granted a limited waiver of the default. Under the waiver amendment (see Note 12), the default interest rate still applies and now the note accrues interest of 22%, and the payments are due upon the notes maturity. Total accrued interest at September 30, 2023 and 2022 was $60,202 and $10,923, respectively. As of September 30, 2023 and 2022, the principal balance amounted to $224,000 for both periods.

Itria Ventures LLC

On April 28, 2023, Howco executed a sale of receivables agreement with Itria Ventures LLC (“Itria”), Itria funded $125,000, which included fees of $6,750 withheld for a net payment to Howco of $118,250. Itria will withdraw weekly repayments of $3,255.21 for 48 weeks. The total repayments is $156,250, including interest totaling $31,250. The Company recognized a total of $38,000 of debt discount related to this agreement to be amortized over the term of the receivable agreement.

On September 14, 2023, Howco executed a sale of receivables agreement with Itria Ventures LLC, Itria funded $75,000, which included fees of $3,500 withheld for a net payment to Howco of $71,500. Itria will withdraw weekly repayments of $1,953 for 48 weeks. The total repayments is $93,750, including interest totaling $18,750. The Company recognized a total of $22,250 of debt discount related to this agreement to be amortized over the term of the receivable agreement.

During the year ended September 30, 2023, the Company repaid $72,265. As of September 30, 2023, the total loan balance to Itria amounted to $177,810, net of unamortized debt discount of $42,050.

1800 Diagonal Lending LLC

On July 17, 2023, the Company entered into the Securities Purchase Agreement (the “Agreement”) with 1800 Diagonal Lending LLC (“Lender”), pursuant to which the Company issued a promissory note (the “Note”) to the Lender in the principal amount of $90,400, including an original issue discount of $10,400 and legal fees of $5,000. The Agreement contains certain customary representations, warranties, and covenants made by the Company.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

Under the Note, the Company is required to make ten payments of $10,305.60, which includes a one-time interest charge of 14% ($12,565). The first payment is due on August 30, 2023, with nine subsequent payments due each month thereafter. The Note is not secured by any collateral. The Note matures on May 15, 2024 and contains customary events of default. Upon the occurrence and during the continuation of any such event of default, the Note will become immediately due and payable, and the Company is obligated to pay to the Lender an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest at 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender pursuant to Article IV of the Note (amounts set forth in clauses (w), (x), (y) and (z) are collectively referred to as the “Default Amount”). If the Company fails to pay the Default Amount within five (5) business days of the Lender’s written notice that such amount is due and payable, then the Lender has the right to convert the balance owed pursuant to the Note, including the Default Amount, into shares of common stock of the Company (“Common Stock”) at a variable conversion price equal to 61% of the lowest closing price pe share of Common Stock during the ten trading day period ending on the latest complete trading day prior to the conversion date, provided that the Lender and its affiliates may not own greater than 4.99% of the Company’s outstanding shares of Common Stock, as set forth in the Note. The Company received funding under the Note on July 24, 2023. The Company used the proceeds from the Note for general working capital purposes. During the year ended September 30, 2023, the Company repaid $20,611. As of September 30, 2023, the note balance amounted to $72,921, net of unamortized debt discount of $11,588.

Promissory note for legal services

On September 14, 2023, the Company issued a $15,000 promissory note to a law firm for fees to be incurred for the preparation of the Company’s registration statement which was completed in November 2023. The maturity date of this note is March 15, 2024 and bears 10% interest per annum. The principal balance and accrued interest owed to the law firm under the agreement as of September 30, 2023 were $15,000, and $66 respectively.

Default on Notes and Loans

On July 26, 2023, the Company received a demand and default letter from Trillium Partners L.P. The letter references a document titled “Securities Purchase Agreement” dated July 2022. In the demand letter, Trillium is looking for immediate payment of $275,710. On August 4, 2023, the Company received a demand notification revising the demand amount to $214,563 with $183,259 in principal and $31,304.33 in interest and for JP Carey, a total of $270,947.95 with $224,000 in principal and $46,947.95 in accrued interest. In addition, the demand notification included outstanding fee notes for Frondeur Partners LLC, a total of $135,000 in principal and $7,903 of accrued interest. According to the demand notification, as of September 30, 2023, three notes, dated from October 1, 2022 to December 1, 2022, matured. A company representative is in talks with Trillium and the Company is looking to resolve the matter amicably.

NOTE 12 - SERIES B AND SERIES C PREFERRED STOCK

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

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

The Company will reserve from its authorized and unissued Common Stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of this Series B Preferred Stock issued. The Company is required at all times to have authorized and reserved four times the number of shares that would be issuable upon full conversion of the Series B Preferred, at any time the Company does not maintain the required Reserved Amount, the Company shall be put on notice by the Holder, and shall have five (5) days to cure its deficiency, after which time, such failure will be deemed an Event of Default hereunder.

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

On April 18, 2023, the Company and the Holder of 224,000 Series B Preferred Stock (the “Holder”) entered into an Exchange Agreement whereby the Holder exchanged (the “Exchange”) 224,000 Series B Preferred Stock of the Company for 224,000 Series C Preferred Stock of the Company which shall have the rights and preferences in the Certificate of Designation of the Series C Preferred Stock as discussed below and for no other consideration (see below).

Between August 2023 to September 2023, the Company issued 2,309,360 shares of common stock to JP Carey Limited Partners, LP for the conversion of 15,500 Series B Preferred Stock and $3,640 accrued dividends.

At September 30, 2023, there remains 208,500 outstanding Convertible Series B Preferred Stock with stated value of $1.50 and would convert into 46,396,197 common shares. During the years ended September 30, 2023 and 2022, the Company charged $141,411 and $13,440, respectively, to additional paid in capital for the dividend of the preferred shares. At September 30, 2023 and 2022, the Series B Preferred Stock redemption value amounted to $463,962 (including dividends of $151,211) and $685,440 (including dividends of $13,440), respectively.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

Each share of Series C Preferred Stock is entitled to an annual dividend equal to 3% of the stated value which shall be cumulative, payable solely upon redemption, liquidation or conversion. Upon the occurrence of an event of default, the dividend rate shall automatically increase to 18%.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary or upon any deemed liquidation event, after payment or provision for payment of debts and other liabilities of the Company and after payment or provision for any liquidation preference payable to the holders of any preferred stock ranking senior upon liquidation to the Series C Preferred Stock, if any, but prior to any distribution or payment made to the holders of common stock or the holders of the preferred stock ranking junior upon liquidation to the Series C Preferred Stock, the holders will be entitled to be paid out of the assets of the Company available for distribution an amount equal to the stated value plus any accrued but unpaid dividends, default adjustment, if applicable, and any other fees (collectively the “Adjustment Amount”).

The Holder shall have no right at any time to convert all or any part of the outstanding Series C Preferred Stock into shares of common stock.

Mandatory Redemption by the Company. On the date which is the earlier of: (i) December 31, 2023; and (ii) upon the occurrence of an Event of Default (i) or (ii), the Mandatory Redemption Date the Company shall redeem all of the shares of Series C Preferred Stock of the Holders. Within five (5) days of the Mandatory Redemption Date, the Company shall make payment to each Holder of an amount in cash, or kind, equal to (i) the total number of Series C Preferred Stock held by the applicable Holder, multiplied by (ii) the then current Stated Value (including but not limited to the addition of any accrued, unpaid dividends and the Default Adjustment, if applicable) (the “Mandatory Redemption Amount”). The value of any payment in kind shall be as agreed between the Company and the Holder.

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

As a result of the Exchange of 224,000 shares of Convertible Series B Preferred Stock for Series C Preferred Stock on April 18, 2023 (see above), there were 224,000 shares of Series C Preferred Stock issued and outstanding as of September 30, 2023. The Series C preferred shares are mandatorily redeemable by the Company and are therefore classified as a liability for $336,000 (based on the $1.50 stated value). There was no gain or loss recognized in connection with the Exchange Agreement. At September 30, 2023, the Series C Preferred Stock redemption value amounted to $340,572 (including dividends of $4,572).

NOTE 13 - STOCKHOLDERS’ DEFICIT

Preferred Stock

As of September 30, 2023, the Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, with designations, voting, and other rights and preferences to be determined by the Board of Directors of which 2,999,750 remain available for designation and issuance.

As of September 30, 2023 and 2022, the Company has designated 250 shares of $0.0001 par value Series A preferred stock, of which 250 shares are issued and outstanding. These preferred shares have voting rights per shareholder equal to the total number of issued and outstanding shares of common stock divided by 0.99.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

See Note 12, regarding the issuance of Series B and Series C Preferred Stock and the related designations.

Common Stock

As of September 30, 2023 and 2022, there were 9,306,954 and 4,407,321, shares outstanding, respectively.

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

Stock Incentive Plan

The Company established its 2016 Stock Incentive Plan (the “Plan”) that permits the granting of incentive stock options and other common stock awards. The maximum number of shares available under the Plan is 100 shares. The Plan is open to all employees, officers, directors, and non-employees of the Company. Options granted under the Plan will terminate and may no longer be exercised (i) immediately upon termination of an employee or consultant for cause or (ii) one year after termination of employment, but not later than the remaining term of the option. As of September 30, 2023, 84 awards remain available for grant under the Plan.

S-1 Offerings

On January 20, 2022, the Company filed a Post-Effective Amendment to its Form S-1 filed on June 9, 2021, deregistering all unissued shares of common stock from that offering.

On January 21, 2022, the Company submitted a registration statement filed on Form S-1. The Company requested accelerated status and the registration statement became effective on January 24, 2022. The offering provides for the issuance of up to 1,800,000 shares of common stock at a price of $.60, under subscriptions. The Company will use the proceeds for working capital and may seek to expand the business through investment. On February 1, 2022 the Form S-1 offering was made effective.

Since September 30, 2021, the Company issued 100,000 shares of common stock under the June 9, 2021 S-1 offering and received $250,000.

Since February 2, 2022, Trillium Partners LP subscribed to 749,313 shares of common stock under the new S-1 for cash payments of $449,589.

On September 16, 2022, the Company filed a registration statement on Form S-1. The registration statement became effective on September 29, 2022. The offering provided for the issuance of up to 5,000,000 shares of common stock at a price of $0.20, under subscriptions. The Company used the proceeds for working capital.

During the year ended September 30, 2023, the Company issued 496,667 shares of common stock under the September 16, 2022 S-1 offering and received $99,333.

Shares Issued for Conversion of Convertible Notes

In total 1,124,318 shares of common stock were issued upon conversion of convertible notes and accrued interest during the year ended September 30, 2022 as follows:

On November 4, 2021, Geneva Roth Remark Holdings Inc. converted principal of $58,500 and accrued interest of $2,925 from its convertible note dated May 3, 2021 into 40,950 shares of common stock at contracted prices. Following the conversions, the balance of principal and accrued interest was $0.

On December 17, 2021, Geneva Roth Remark Holdings Inc. converted principal of $58,500 and accrued interest of $2,925 from its convertible note dated June 14, 2021 into 81,900 shares of common stock at contracted prices. Following the conversions, the balance of principal and accrued interest was $0.

On January 21, 2022, Geneva Roth Remark Holdings Inc. converted principal of $53,750 and accrued interest of $2,688 from its convertible note dated July 19, 2021 into 78,385 shares of common stock at contracted prices. Following the conversions, the balance of principal and accrued interest was $0.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

On March 22, 2022 and March 25, 2022, Geneva Roth Remark Holdings Inc. converted principal of $50,000 and accrued interest of $2,500 from its convertible note dated September 17, 2021 into 159,091 shares of common stock at contracted prices. Following the conversions, the balance of principal and accrued interest was $0.

On May 18, 2022 and May 25, 2022 1800 Diagonal Lending LLC (f/k/a Sixth Street Lending LLC, fully converted principal and accrued interest of $55,000 and $2,750 from the convertible note dated November 12, 2021 into 197,640 shares of common stock.

On June 6, 2022, Frondeur Partners LLC fully converted principal and accrued interest of $15,000 and $747 from the convertible note dated December 1, 2021 into 95,215 shares of common stock.

On July 12, 2022, Frondeur Partners LLC fully converted principal and accrued interest of $15,000 and $744 from the convertible note dated January 1, 2022 into 126,926 shares of common stock.

On July 14, 2022 and July 18, 2022 1800 Diagonal Lending LLC (f/k/a Sixth Street Lending LLC, fully converted principal and accrued interest of $53,750 and $2,688 from the convertible note dated November 12, 2021 into 217,067 shares of common stock.

On September 23, 2022, Frondeur Partners LLC fully converted principal and accrued interest of $15,000 and $777 from the convertible note dated February 1, 2022 into 127,145 shares of common stock.

Approximately $222,000 of put premiums (related to the Stock Settled Debt treatment of the conversions listed above) was reclassified to additional paid in capital in fiscal 2022.

In total 2,090,007 shares of common stock were issued upon conversion of convertible notes and accrued interest during the year ended September 30, 2023 as follows:

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

$90,000 of put premiums (related to the Stock Settled Debt treatment of the conversions listed above) was reclassified to additional paid in capital during the year ended September 30, 2023.

Shares Issued in Potential Settlement of Legal Matter

On September 30, 2021, the Company issued 36,821 common shares to a former officer in potential settlement of a claim for compensation due plus accrued interest. The shares were valued at $119,670, with $92,723 related to salary due and $26,947 was charged to interest expense. At September 30, 2021, $119,670 was recognized as a deferred charge presented as other assets on the consolidated balance sheet. During the year ended September 30, 2022, the shares were cancelled (see Note 7).

All shares issued to employees and non-employees are valued at the quoted trading prices on the respective grant dates.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

Stock Options

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period.

There were no options granted under the 2016 Stock Incentive Plan for the years ended September 30, 2023 and 2022.

For the years ended September 30, 2023 and 2022, the Company recorded $0 and $69,108 of compensation and consulting expense related to stock options, respectively. Total unrecognized compensation was $0, at September 30, 2023 and 2022.

For the years ended September 30, 2023 and 2022, a summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2021	17	230,000.00	3.71	-	-
Forfeited	(1)
Outstanding at September 30, 2022	16	220,000.00	1.97	-	-
Forfeited	(-)	-	-	-
Outstanding and Exercisable at September 30, 2023	16	220,000.00	0.97	-	-

All options were issued at an options price equal to the market price of the shares on the date of the grant.

Warrants

On July 1, 2022, the “Company entered into separate Securities Purchase Agreements with Trillium Partners, LP (“Trillium”) and with JP Carey Limited Partners, LP (“JPC”). Under the terms of each SPA, Trillium and JPC each agreed to advance funds under a merchant financing arrangement, treated as loans. Warrants for the purchase of 1,120,000 shares of Common Stock were issued as consideration for the advance agreement. In total 2,240,000 warrants were issued and a relative value for the bundled transaction of $200,387, was charged to debt discount (amortized to interest expense over the term of the related loans), additional paid in capital was credited for the same amount.

The Warrants are exercisable at $0.20 for a term of 7 years, permit the Holder thereof to elect a cashless exercise, are subject to adjustment according to certain anti-dilution provisions, and carry no voting rights.

For the years ended September 30, 2023 and 2022, a summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at September 30, 2021	42,777	$1.12	1.11	-	$93,255
Anti-dilution adjustment	356,479	-	-	-	-
Surrender of warrants	(399,256)	-	-	-	-
Issuance of warrants	2,240,000	$0.20	6.75	$0.20	$448,000
Outstanding and exercisable at September 30, 2022	2,240,000	$0.20	6.5	$0.20	$224,000

Outstanding and exercisable at September Outstanding and exercisable at September 30, 2023	2,240,000	$0.20	5.5	$0.20	$-

There were no new warrants issued during the year ended September 30, 2023.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

NOTE 14 - RELATED PARTY TRANSACTIONS

On October 1, 2016, the Company entered into employment agreements with the Company’s President and CEO which provides for annual base compensation of $370,000 for a period of three years, which can, at the Company’s election, be paid in cash or Common Stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity provision for the equivalent of 12 months’ base salary, and an additional one-time severance payment of $2,500,000 upon termination under certain circumstances, as defined in the agreement. On September 16, 2019, this employment agreement was modified for a period of five years to provide an annual salary of $624,000 along with the aforementioned benefits including education reimbursement. The Company recognized expenses of $624,000 for the year ended September 30, 2023 and 2022 for the CEO’s base compensation.

The Company had certain promissory notes payable to related parties (see Note 9).

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters

On February 6, 2018, the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that the previous owners took excessive amounts of cash from the business prior to the close of the merger. On March 13, 2018, the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. On July 22, 2019, the Company sought and was granted a dismissal without prejudice of the lawsuit filed against the previous owners of Howco. A company representative and the previous owners have been in contact. An informal oral agreement with the Seller was made whereby the Company had been paying the previous owners $3,000 per month. The Company is no longer paying the previous owner $3,000 a month. A company representative informed the previous owner that the Company will resume the $3,000 payment as soon as it is able to do so (see Note 8).

In connection with the merger in fiscal 2016, with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the Company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

In the suit Drone USA, Inc and Michael Bannon (plaintiffs) vs the former Chief Financial Officer or CFO, the plaintiffs sought to compel the former CFO to meet his obligations under an agreement guaranteeing payments to another former executive. The former CFO filed a cross-claim against the plaintiffs for past due salary. The employment agreement with the former CFO allowed salary payments to be paid in cash or stock. During the year ended September 30, 2021, the Company issued 36,821 shares of its common stock for the past due salary and claims that this payment moots the former CFO’s claim for past due salary. During the year ended September 30, 2022, the Company began the process to cancel the shares issued and reclassified the amount to equity and a previously recorded liability for $119,670. The former CFO filed a motion for summary judgement which was denied, then filed an appeal to that order. The appellate court reversed the lower court’s decision. The Company settled the lawsuit for $90,000. Three equal payments of $30,000 were required to be made. The May 2023, June 2023 and July 2023 payments of $90,000 were made. (see Note 7).

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

On December 30, 2020, a Howco vendor filed a lawsuit seeking payment of past due invoices totaling $276,430 and finance charges of $40,212. The Company has recorded the liability for the invoices in the normal course of business. Management at Howco as well as an intermediary consultant structured a repayment plan with this vendor and other vendors as well.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

Settlements

On November 13, 2018, the Company and a vendor agreed to settle $161,700 in past due professional fees for a convertible note in the amount of $90,000. The note bears interest at 5% and matures in July 2019, and has a fixed discount conversion feature. The note is past due and remains unconverted at September 30, 2023 and 2022; however there is no default interest or penalty associated with the default. The difference between the settlement amount and the recorded amount in accounts payable of $71,700 was recognized as a gain on debt extinguishment upon receipt of the waiver and release from the vendor in 2018.

On June 23, 2023, Howco entered into a settlement agreement with Crane Machinery Inc. (CMI). Howco agreed to pay $16,500 with an initial settlement of $2,000, to be followed by five monthly installments of $2,900, until paid in full.

As of September 30, 2023, the Company has received demand for payment of past due amounts for services by several consultants and service providers.

During the year ended September 30, 2023, the Company did an evaluation of certain unsecured, previously accrued payables to various third parties and the related jurisdiction(s) such amounts arose from, selected amounts were written off in accordance with ASC 405-20-40-1 - Extinguishment of Liabilities as the statute of limitations had expired on the payables and the Company recorded a gain of $531,231 as a result of the extinguishments as reflected in the accompanying statements of operations.

Commitments

Lease Obligations

On April 16, 2020 the Company’s subsidiary Howco renewed its office and warehouse lease in Vancouver, WA for a term commencing on June 1, 2020 extending through June 1, 2023 at an initial monthly rent of approximately $5,154. The lease required monthly payments including base rent plus CAM with annual increases.

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

Right of use asset (ROU) is summarized below:

	September 30, 2023	September 30, 2022
Operating lease at inception	$140,561	$156,554
Less accumulated reduction	(13,285)	(122,986)
Balance ROU asset	$127,276	$33,568

Operating lease liability related to the ROU asset is summarized below:

Operating lease liabilities at inception	$140,561	$156,554
Reduction of lease liabilities	(12,735)	(122,079)
Total lease liabilities	$127,826	$34,475
Less: current portion	(41,946)	-
Lease liabilities, non-current	$85,880	$-

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

Non-cancellable operating lease total future payments are summarized below:

Total minimum operating lease payments	$150,298	$42,929
Less discount to fair value	(22,472)	(8,454)
Total lease liability	$127,826	$34,475

Future minimum lease payments under non-cancellable operating leases at September 30, 2023 are as follows:

Years ending September 30,	Amount
2024	$55,049
2025	56,701
2026	38,548
Total minimum non-cancelable operating lease payments	$150,298

The weighted average remaining lease term for the operating lease is 2.67 years as of September 30, 2023.

In December 2019, the Company relocated its primary office to 195 Paterson Avenue, Little Falls, New Jersey, under a one-year lease with a renewal option having monthly payments of $500. On June 1, 2023, the Company moved its address from 195 Paterson Avenue Little Falls, NJ to 37 Main Street Sparta, NJ. Following subsequent renewals the current rent is $700, per month as of September 30, 2023.

For the years ended September 30, 2023 and 2022, rent expense for all leases amounted to $76,117 and $73,346, respectively.

Notice of Default

On September 6, 2019, the Company received a notice of default under its senior secured credit facility with TCA, for non-payment of amounts due among other matters. Left uncured the default remedies include seizure of operating assets such as the Company’s subsidiary. Additionally, the default may trigger cross default provisions under other agreements with other creditors. On April 12, 2023, the receiver for TCA sold and assigned to Ekimnel Strategies, LLC, a Delaware limited liability company, and Ekimnel purchased and assumed, all of TCA’s rights and obligations as a lender under that certain Senior Secured Credit Facility Agreement (see Note 9).

NOTE 16 - CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000. At September 30, 2023, cash in a bank did not exceed the federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2023.

Economic Concentrations

With respect to customer concentration, one customer accounted for approximately 85% of total sales for the year ended September 30, 2023. One customer accounted for approximately 73% of total sales for the year ended September 30, 2022.

With respect to accounts receivable concentration, two customers accounted for 88% and 10% of total accounts receivable at September 30, 2023. Three customers accounted for approximately 50%, 23%, and 15%, of total accounts receivable at September 30, 2022.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

With respect to supplier concentrations, two suppliers accounted for approximately 15% and 10% of total purchases for the year ended September 30, 2023. Two suppliers accounted for approximately 17% and 13%, of total purchases for the year ended September 30, 2022.

With respect to Howco accounts payable concentration, three suppliers accounted for approximately 11%, 18% and 20% of total accounts payable at September 30, 2023. With respect to Howco accounts payable concentration, three suppliers accounted for approximately 27%, 24%, and 13% of total accounts payable at September 30, 2022.

Foreign sales were $4,509 and $0 for the years ended September 30, 2023 and 2022, respectively.

NOTE 17 - INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statement and tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

As of September 30, 2023, the Company has net operating loss carryforwards of approximately $19,264,000 to reduce future taxable income. Of the $19,264,000, approximately $14,604,000 can be used through 2039, and $4,660,000 may be carried forward indefinitely. A valuation allowance for the entire amount of deferred tax assets has been established as of September 30, 2023 and 2022.

A reconciliation of the provision for income taxes at the federal statutory rates of 21% to the Company’s provision for income tax is as follows:

	Year Ended September 30, 2023	Year Ended September 30, 2022
U.S. Federal (tax benefit) provision at statutory rate	$(467,320)	$(561,403)
State (tax benefit) income taxes, net of federal benefit	(188,041)	(225,898)
Permanent differences	(64,035)	(40,511)
True up	28,151	78,612
Changes in valuation allowance	691,245	749,200
Total	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	September 30, 2023	September 30, 2022
Deferred Tax Assets
Stock-based compensation	$873,096	$873,096
Accrued salary – unpaid	992,450	827,377
Net operating losses	5,673,374	5,147,202
Total deferred tax assets	7,538,920	6,847,675
Valuation allowance	(7,538,920)	(6,847,675)
Net deferred tax assets	$-	$-

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets in the U.S. can be realized as of September 30, 2023 and 2022, accordingly, the Company has recorded a full valuation allowance on its U.S. deferred tax assets.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

NOTE 18 - SUBSEQUENT EVENTS

Promissory Note Issued

On October 26, 2023, the Company entered into the Securities Purchase Agreement (the “Agreement”) with 1800 Diagonal Lending LLC (“Lender”), pursuant to which the Company issued a promissory note (the “Note”) to the Lender in the principal amount of $90,400, including an original issue discount of $10,400 and legal fees of $5,000. The Agreement contains certain customary representations, warranties, and covenants made by the Company.

Under the Note, the Company is required to make ten payments of $10,305.60, which includes a one-time interest charge of 14% ($12,565). The first payment is due on November 30, 2023, with nine subsequent payments due each month thereafter. The Note is not secured by any collateral. The Note matures on August 30, 2024 and contains customary events of default. Upon the occurrence and during the continuation of any such event of default, the Note will become immediately due and payable, and the Company is obligated to pay to the Lender an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest at 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender pursuant to Article IV of the Note (amounts set forth in clauses (w), (x), (y) and (z) are collectively referred to as the “Default Amount”). If the Company fails to pay the Default Amount within five (5) business days of the Lender’s written notice that such amount is due and payable, then the Lender has the right to convert the balance owed pursuant to the Note, including the Default Amount, into shares of common stock of the Company (“Common Stock”) at a variable conversion price equal to 61% of the lowest closing price pe share of Common Stock during the ten trading day period ending on the latest complete trading day prior to the conversion date, provided that the Lender and its affiliates may not own greater than 4.99% of the Company’s outstanding shares of Common Stock, as set forth in the Note. The Company received funding under the Note on October 26, 2023. The Company intends to use the proceeds from the Note for general working capital purposes. The Company paid the required monthly payments starting on November 20, 2023.

Convertible Note Issued

On December 11, 2023, the Company entered into the Securities Purchase Agreement with 1800 Diagonal Lending LLC (the “Lender”), pursuant to which the Company issued a promissory note to the Lender in the principal amount of $40,000, including a debt issuance cost of $5,000 to be amortized over the term of this note. The note matures on December 11, 2024 and bears interest at 12% per annum. The conversion price shall be a variable conversion price equal to 65% of the average of the two lowest closing price per share of the common stock during the fifteen trading day period ending on the latest complete trading day prior to the conversion date, provided, however, that the Lender and its affiliates may not beneficially own more than 4.99% of the Company’s outstanding shares of common stock upon the conversion of the December 11, 2023 note. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium of $21,538.

Convertible Notes for Legal Services

From December 1, 2023 until February 1, 2024, the Company issued a $6,000 convertible notes every month to the law firm for fees incurred, each note having six-month term to maturity and 10% annual interest compounded monthly. The notes are convertible into shares of common stock at a fixed discount of 70% of the lowest bid price in the 10 trading days immediately preceding the notice of conversion from the lender. The notes have cross default provisions. The Company has accounted for the convertible promissory notes as stock settled debt under ASC 480 and recorded debt premiums equal to the face value of the notes with a charge to interest expense. The principal amount of these notes will be charged to professional fees during the month the notes were issued. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium of $7,714.

Conversion of Series B Preferred Stock into Common Stock

In December 2023, the Company issued 932,727 shares of common stock to JP Carey Limited Partners, LP for the conversion of 2,850 Series B Preferred Stock and $855 accrued dividends.

Equity Financing Agreement with GHS Investments, LLC

On October 5, 2023, the Company entered into an Equity Financing Agreement (the “Equity Financing Agreement”) with GHS Investments, LLC, a Nevada limited liability company (“GHS”).  Under the terms of the Equity Financing Agreement, GHS will purchase, at the Company’s election, up to $10,000,000 of the Company’s registered common stock (the “Shares”).

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

During the term of the Equity Financing Agreement, the Company may at any time deliver a “put notice” to GHS thereby requiring GHS to purchase a certain dollar amount of the Shares. Simultaneous with the delivery of such Shares, GHS shall deliver payment for the Shares. Subject to certain restrictions, the purchase price for the Shares shall be equal to 80% of the Market Price during the Pricing Period as such capitalized terms are defined in the Agreement. Following an up-list to the NASDAQ or an equivalent national exchange by the Company, the Purchase price shall mean ninety percent (90%) of the lowest volume weighted average price (“VWAP”) during the relevant Pricing Period, subject to a floor of $0.0135 per share, below which the Company shall not deliver a Put.

The number of Shares sold to GHS shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by GHS, would result in GHS owning more than 4.99% of all of the Company’s common stock then outstanding. Additionally, GHS may not execute any short sales of the Company’s common stock. Further, the Company has the right, but never the obligation to draw down. No shares have been issued as of the date of this report.

The Equity Financing Agreement shall terminate (i) on the date on which GHS shall have purchased Shares pursuant to the Equity Financing Agreement for an aggregate Purchase Price of $10,000,000, or (ii) on the date occurring 24 months from the date on which the Equity Financing Agreement was executed and delivered by the Company and GHS.

As a condition for the execution of the Equity Financing Agreement by GHS, the Company is obligated to issue $20,000 worth of shares to GHS (“Commitment Shares”). These shares have not been issued as of the date of filing of this report.

Registration Rights Agreement with GHS Investments, LLC

In addition, on October 5, 2023, the Company and GHS entered into a Registration Rights Agreement (the “Registration Agreement”). Under the terms of the Registration Agreement the Company agreed to file a registration statement with the Securities and Exchange Commission with respect to the Shares within 30 days of October 5, 2023. The Company is obligated to keep such registration statement effective until (i) three months after the last closing of a sale of Shares under the Purchase Agreement, (ii) the date when GHS may sell all the Shares under Rule 144 without volume limitations, or (iii) the date GHS no longer owns any of the Shares.

Sale of Future Receipts Agreements

On October 24, 2023, the Company’s subsidiary, Howco, executed a sale of future receipt agreement with Samson MCA LLC (“Samson”). Under the agreement, the Company sold $136,000 in future receipt or receivables for a purchase amount of $100,000. The principal amount is payable in weekly installments of $3,400 until such time that the obligation is fully satisfied for approximately 10 months. The Company received $96,875 (net of origination fee of $3,000 which will be amortized over term of this agreement and $125 processing fee). The Company has the option to repurchase the receipts it sold to Samson during the first month to the sixth month from the date of this agreement ranging from $118,000 to $127,000.

On January 10, 2024, the Company’s subsidiary, Howco, executed a sale of future receipt agreement with Samson MCA LLC. Under the agreement, the Company sold $173,750 in future receipt or receivables for a purchase amount of $125,000. The principal amount is payable in weekly installments of $8,687.50 until such time that the obligation is fully satisfied for approximately 5 months. The Company received $121,225 (net of origination fee of $3,750 which will be amortized over term of this agreement and $125 processing fee). The Company has the option to repurchase the receipts it sold to Samson during the first month to the sixth month from the date of this agreement ranging from $147,500 to $158,750.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT CERTIFYING ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2023 that the Company’s disclosure controls and procedures were not effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, currently the same person to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of September 30, 2023, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were not effective as of September 30, 2023.

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

Material Weakness Identified

Since the resignation of our former CFO in July 2017 we do not have a qualified in-house financial accounting expert to maintain our parent company and consolidation level books and records. To remediate this situation, we have engaged outsourced accountants. Currently there is no staff with knowledge of Generally Accepted Accounting Procedures on site at Howco and the Howco books and reports are reviewed by the outsourced accounting firm. Monitoring controls should be improved.

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

The following table sets forth certain information about our executive officers, key employees and directors as of December 31, 2023.

Name	Age	Position	Class
Michael Bannon	58	President, CEO, CFO, Director	I
Rodrigo Kuntz Rangel	46	Chief Technology Officer, Director	I

Michael Bannon is President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, positions he has held since January 26, 2016. Since 1994 he served as President of Abatement Industries Group, Inc., a company involved in performing asbestos, lead, mold, and PCB remediation services in commercial and Industrial buildings. Michael Bannon was also a founder and partner in Thermaxx LLC. Thermaxx manufactures insulation jackets for mechanical systems. Michael is no longer President of Abatement Industries Group, Inc or a partner in Thermaxx LLC. Michael graduated from the University of Connecticut with a B.A. degree in 1993, received an M.B.A. degree from the University of New Haven in 1998, received an M.A. degree in Organizational Psychology in 2003 from the University of New Haven and became a Harvard Business School graduate in March 2011 when he completed Harvard Business School’s Owner President Program. Michael earned a Master of Laws in 2023 from Seton Hall Law School with concentrations in corporate and finance law. We believe that Mr. Bannon is qualified to serve on our Board of Directors based upon his having successfully managed prior companies and his educational background in business.

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

Nominating Procedures

During the fiscal year ended September 30, 2023, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Directors’ Fees

No compensation has been paid to any individual for services rendered as a director.

Compliance with Section 16(a) of the Securities Exchange Act

Not Applicable

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics for all officers and directors which is disclosed on the Company’s website. There have been no waivers to any of the Code of Conduct and Ethics provisions nor any amendments made to the Code of Conduct and Ethics during the year ended September 30, 2023.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Compensation Philosophy

This section discusses the principles underlying our policies and decisions with respect to the compensation of our executive officers and what we believe are the most important factors relevant to an analysis of these policies and decisions. This section also describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers as of September 30, 2023. Our “named executive officers” for 2023 are Michael Bannon and Dr. Rodrigo Kuntz Rangel. The compensation of each of our other current executive officers is based on individual terms approved by our board of directors. Our board of directors made changes to current executive compensation as outlined below.

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

Use of Compensation Consultants and Market Benchmarking

For purposes of determining total compensation and the primary components of compensation for our executive officers in 2023 we did not retain the services of a compensation consultant or use survey information or compensation data to engage in benchmarking. In the future, we expect that our compensation committee will consider publicly available compensation data for national and regional companies in the drone industry to help guide its executive compensation decisions at the time of hiring and for subsequent adjustments in compensation. Even if we retain the services of an independent compensation consultant to provide additional comparative data on executive compensation practices in our industry and to advise on our executive compensation program generally, our board of directors and future compensation committee will ultimately make their own decisions about these matters.

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

Stock-Based Awards

Our equity award program is the primary vehicle for offering long-term incentives to our executives. While we do not have any equity ownership guidelines for our executives, we believe that equity grants provide our executives with a strong link to our long-term performance create an ownership culture and help to align the interests of our executives and our stockholders. In addition, the vesting feature of our equity awards contributes to executive retention by providing an incentive for our executives to remain in our employ during the vesting period. Currently, our executives are eligible to participate in our 2016 stock incentive plan, which we refer to as the 2016 Plan, and all equity awards granted in 2017 (no awards were granted in fiscal years 2023 and 2022) were pursuant to the 2016 Plan. Under our 2016 Plan, executives are eligible to receive grants of stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other stock-based equity awards at the discretion of our board of directors.

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

Summary Compensation Table

The following table sets forth the total compensation awarded to, earned by or paid to our named executive officers during the fiscal years ended September 30, 2023 and 2022.

SUMMARY COMPENSATION TABLE

Name and Principal Occupation	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
M. Bannon	2023	$624,000	$-	$-	-	$-	$-	$50,482	$674,482
M. Bannon	2022	$624,000	$-	$-	-	$-	$-	$42,445	$666,445
R. Kuntz Rangel(2)	2023	$-	$-	$-	-	$-	$-	$-	$-
R. Kuntz Rangel(2)	2022	$-	$-	$-	-	$-	$-	$-	$-

(1)	The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the year computed in accordance with the provisions of ASC 718, excluding the impact of estimated forfeitures related to service-based vesting conditions (which in our case were none).

(2)	Rodrigo Kuntz Rangel did not receive any compensation from us for his service as our Chief Technology Officer in 2023 and 2022.

(3)	All other compensation includes payments for Company leased vehicle, medical insurance, and tuition fee for the CEO.

Grants of Plan-Based Awards in 2023 and 2022

No options were granted in 2023 or 2022.

Outstanding Equity Awards at September 30, 2023

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of September 30, 2023.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price		Option Expiration		Number of shares that have not vested	Market value of shares that have not vested
Name	Exercisable	Unexercisable	($/Sh)		Date		(#)	($)
Rodrigo Kuntz Rangel	4.10	-	$201,000	(1)	July 1, 2026	(2)

(1)	Weighted average exercise price

(2)	One stock option grant for 2 shares expires July 1, 2026 and the grants for 2.10 expire March 30, 2027.

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

Defined Contribution Plan

In August 2016, Bantec, Inc. established a qualified 401(k) defined contribution plan with a discretionary employer match provision. All employees who are at least twenty-one years of age are eligible to participate in the plan. The plan allows participants to defer up to 90% of their annual compensation, up to statutory limits. There were $0 of employer contributions for the years ended September 30, 2023, and 2022.

Howco is the sponsor of a qualified 401(k) plan with a safe harbor provision. All employees are eligible to enter the plan within one year of the commencement of employment. Employer contributions charged to expenses for the years ended September 30, 2023 and 2022 were $4,250 and $5,541, respectively.

On April 13, 2018, Howco Distributing announced to its employees a Company-wide profit-sharing program. In fiscal year 2018, Howco Distributing, distributed approximately ten-percent of the Company’s net income. The employee profit is equal to their annual salary divided by the Company’s total annual payroll and multiplied by 10% of net income for the fiscal year. During the years ended September 30, 2023 and 2022 there was no profit and therefore no distribution under the plan.

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

2016 Stock Incentive Plan

History. On June 7, 2016, the Board of Directors approved and on June 8, 2016, the stockholders approved the 2016 Stock Incentive Plan (the “2016 Plan”) under which employees, officers, directors and consultants are eligible to receive grants of stock options, stock appreciation rights (“SAR”), restricted or unrestricted stock awards, restricted stock units, performance awards, other stock-based awards, or any combination of the foregoing. The Plan authorizes up to 100 shares of our common stock for stock-based awards.

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

2023 Director Compensation

We currently do not have a formal non-employee director compensation policy. However, we do reimburse our non-employee directors for their reasonable expenses incurred in connection with attending our board of directors and committee meetings, and we may in the future grant stock options and pay cash compensation to some or all of our non-employee directors. Other than reimbursement of out-of-pocket expenses as described above, we did not provide any cash or equity compensation to our non-employee directors during the year ended September 30, 2023.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2023, certain information concerning the beneficial ownership of our capital stock, including our common stock, and stock options as converted into common stock basis, by:

●	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;

●	each director;

●	each named executive officer;

●	all of our executive officers and directors as a group; and

●	each person or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

The column entitled “Percentage of Class” is based on 10,276,063 shares of common stock outstanding as of December 31, 2023. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2023, are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Michael Bannon has voting control through his ownership of 250 shares of Series A preferred stock. Each share of Series A preferred stock entitles the holder to vote on all matters submitted to a vote of our shareholders with each shareholder casting a vote equal to the quotient of the sum of all outstanding shares of common stock divided by 0.99, which based on, 10,276,063 shares issued and outstanding equates to voting rights equal to 10,379,862 shares of common stock.

Name and Address [1]	Amount and Nature of Beneficial Ownership	Percentage of Class
Michael Bannon (2)	130,367	1.27%
Dr. Rodrigo Kuntz Rangel (3)	4	0.00001%

All Officers and Directors as a Group	130,371	1.27%

(1)	Unless otherwise indicated, the address of such individual is c/o the Company.

(2)	Michael Bannon has voting control through his ownership of 250 shares of Series A preferred stock voting on an as-converted basis. This chart reflects only the issued and outstanding shares of our common stock.

(3)	Represents shares issuable upon the exercise of stock options to purchase shares of our common stock that are exercisable within 60 days of December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

We have engaged in the following transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities, and our co-founders. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties. The following transactions occurred during the year ended September 30, 2023 and 2022:

Other Notes Payable

On January 25, 2022 a promissory note was issued to the CEO by Howco for $75,000 having weekly payments of $3,870 for twenty-five weeks, which include a total of $21,750 of interest. The principal at September 30, 2022 was $0 and interest of $18,945, was charged to interest expense. The note was repaid early therefore the interest charged was less than under the pre-amendment agreement.

On April 25, 2022, a promissory note was issued to the CEO by Howco for $50,000 having weekly payments of $1,570 for fifty weeks, which includes a total of $28,500 of interest. The principal at September 30, 2023 and 2022 was $0 and $13,537. Interest of $4,713 was charged to interest expense during year ended September 30, 2022 prior to repayment. The note was repaid faster than the original payment terms, and therefore the interest was lower than the original agreement terms.

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

As of September 30, 2023:

(i)	Bantec, Inc. borrowed $133,000 and repaid $68,258, leaving an outstanding balance of $64,742, fees and interest charged totaled $4,576.

(ii)	Bantec Sanitizing LLC borrowed $15,562 and repaid $15,562, leaving an outstanding balance of $0, fees and interest charged totaled $1,664.

(iii)	Howco borrowed $75,000 and repaid $42,250, including $7,570 of fees and interest, leaving an outstanding balance of $40,320. Howco was making weekly payments of $3,250.

On April 12, 2023, the receiver for TCA Global Credit Master Fund, LP (“TCA”) sold and assigned to Ekimnel Strategies, LLC, a Delaware limited liability company (“Ekimnel”), and Ekimnel purchased and assumed, all of TCA’s rights and obligations as a lender under that certain Senior Secured Credit Facility Agreement (the “Agreement”) (see Note 10). Ekimnel is a company controlled by Michael Bannon, the Company’s Chief Executive Officer.

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

At September 30, 2023, the principal and accrued interest – long-term on this note amounted to $8,676,957 and $23,297, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by Salberg & Company P.A. during fiscal years 2023 and 2022:

	2023	2022
Audit Fees	$84,500	$77,100
Audit-Related Fees	10,000	8,900
Tax Fees	-	-
All Other Fees	-	-
Total	$94,500	$86,000

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

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During fiscal years 2023 and 2022, no services were provided in this category.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 5, 2024.

Bantec, Inc.

By:	/s/ Michael Bannon
Name:	Michael Bannon
Title:	Chief Executive Officer / Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)

/s/ Michael Bannon
Director

/s/ Rodrigo Kuntz Rangel
Director