Form 10-Q
period 2023-12-31
Bantec, Inc.
filed 2024-03-13
CIK 1704795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

As of March 12, 2024, there were 10,276,063 shares of the registrant’s common stock issued and outstanding.

BANTEC, INC.

Form 10-Q

December 31, 2023

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2023	September 30, 2023
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$101,232	$35,443
Accounts receivable, net	291,408	138,609
Inventory	132,762	178,056
Prepaid expenses and other current assets	-	15,000

TOTAL CURRENT ASSETS	525,402	367,108

Property and equipment, net	2,885	1,542
Right of use asset	116,973	127,276

TOTAL ASSETS	$645,260	$495,926

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,337,385	$2,215,246
Accrued expenses and interest	3,833,588	3,530,406
Convertible notes, net of debt discount and premiums	452,820	386,180
Line of credit	47,500	35,000
Note payable – seller	834,000	834,000
Current portion notes and loans payable and other advances – net of discounts	923,840	863,852
Notes payable – related party	132,270	105,062
Mandatorily redeemable Preferred Stock Series C - $1.50 stated value, 1,000,000 shares designated and authorized, 224,000 and 224,000 issued and outstanding at December 31, 2023 and September 30, 2023, respectively	343,147	340,572
Lease liability - current portion	43,630	41,946

TOTAL CURRENT LIABILITIES	8,948,180	8,352,264

LONG-TERM LIABILITIES:
Lease liability - long-term portion	74,307	85,880
Note payable including accrued interest – related party - long-term portion	8,744,201	8,700,254
Notes and loans payable – net of current portion	150,000	150,000

TOTAL LONG-TERM LIABILITIES	8,968,508	8,936,134

TOTAL LIABILITIES	$17,916,688	$17,288,398

Temporary Equity – Convertible Preferred Stock Series B - $1.50 stated value, 1,000,000 shares designated and authorized, 205,650 and 208,500 issued and outstanding at December 31, 2023 and September 30, 2023, respectively	481,530	463,962

Commitments and Contingencies (See Note 13)

STOCKHOLDERS’ DEFICIT:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, Series A preferred stock – 250 shares designated, issued and outstanding at December 31, 2023 and September 30, 2023, respectively	$-	$-
Common stock - $0.0001 par value,12,000,000,000 shares authorized, 10,239,681 and 9,306,954 shares issued and outstanding at December 31, 2023 and September 30, 2023, respectively	1,023	930
Additional paid-in capital	20,577,919	20,598,156
Accumulated deficit	(38,331,900)	(37,855,520)

TOTAL STOCKHOLDERS’ DEFICIT	(17,752,958)	(17,256,434)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$645,260	$495,926

The accompanying condensed consolidated notes are an integral part of these condensed consolidated financial statements.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended December 31,
	2023	2022

Sales	$955,734	$606,166

Cost of Goods Sold	808,187	511,216

Gross Profit	147,547	94,950

OPERATING EXPENSES
Selling, general, and administrative expenses	454,785	514,290

TOTAL OPERATING EXPENSES	454,785	514,290

LOSS FROM OPERATIONS	(307,238)	(419,340)

OTHER INCOME (EXPENSE)
Interest and financing costs	(169,142)	(362,335)
TOTAL OTHER EXPENSE, NET	(169,142)	(362,335)

LOSS BEFORE TAXES	(476,380)	(781,675)

Provision for Income tax	-	-

NET LOSS	$(476,380)	$(781,675)

Dividends Attributable to Series B and C Preferred Stock	(25,274)	(36,960)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(501,654)	$(818,635)

BASIC AND DILUTED NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS	$(0.05)	$(0.15)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	9,542,698	5,327,269

The accompanying condensed consolidated notes are an integral part of these condensed consolidated financial statements.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Unaudited)

	Series A
	Preferred Stock		Common Stock		Additional		Total
	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance at September 30, 2022	250	$-	4,407,321	$441	$19,051,212	$(35,630,186)	$(16,578,533)

Shares issued for cash	-	-	496,667	49	99,284	-	99,333

Shares issued for conversion of notes and accrued interest and reclassification of debt premiums	-	-	960,120	96	102,501	-	102,597

Preferred Stock Series B dividend	-	-	-	-	(36,960)	-	(36,960)

Net loss for the three months ended December 31, 2022	-	-	-	-	-	(781,675)	(781,675)

Balance at December 31, 2022	250	$-	5,864,108	$586	$19,216,037	$(36,411,861)	$(17,195,238)

	Series A
	Preferred Stock		Common Stock		Additional		Total
	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance at September 30, 2023	250	$-	9,306,954	$930	$20,598,156	$(37,855,520)	$(17,256,434)

Preferred Stock Series B and C dividend	-	-	-	-	(25,274)	-	(25,274)

Shares issued for conversion of Series B preferred shares and dividends	-	-	932,727	93	5,037	-	5,130

Net loss for the three months ended December 31, 2023	-	-	-	-	-	(476,380)	(476,380)

Balance at December 31, 2023	250	$-	10,239,681	$1,023	$20,577,919	$(38,331,900)	$(17,752,958)

The accompanying condensed consolidated notes are an integral part of these condensed consolidated financial statements.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(476,380)	$(781,675)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of debt discounts	34,197	91,009
Accretion of premium on convertible notes	24,110	57,000
Bad debt recovery	(2,011)	-
Depreciation expense	215	-
Share issued for conversion fees	-	9,885
Fee notes issued to service providers	6,000	57,000
Non-cash rent expense	414	(340)
Changes in Assets and Liabilities:
Accounts receivable	(150,788)	303,409
Inventory	45,293	545
Prepaid expenses and other assets	15,000	-
Accounts payable and accrued expenses	475,815	144,664
Settlement payable	-	(15,000)
NET CASH USED IN OPERATING ACTIVITIES	(28,135)	(133,503)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,558)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,558)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	-	99,333
Proceeds from line of credit	12,500	-
Net proceeds from loans and notes payable and other advances	172,000	-
Repayments of loans and notes payable	(151,226)	(40,741)
Net proceeds from convertible notes payable	35,000	-
Net proceeds from notes payable, related party	34,783	24,000
Repayments on notes payable, related party	(7,575)	(37,537)
Repayments on note payable - seller	-	(3,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	95,482	42,055

NET INCREASE (DECREASE) IN CASH	65,789	(91,448)

CASH AT BEGINNING OF PERIOD	35,443	186,386
CASH AT END OF PERIOD	$101,232	$94,938

Supplemental Disclosure of Cash Flow Information

Cash paid for:
Interest	$3,798	$16,164
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Issuance of common stock for conversion of convertible notes and accrued interest	$-	$47,712
Issuance of common stock for conversion of Series B preferred stock and dividends	$5,130	$-
Reclassification of debt premium upon conversion of convertible debt	$-	$45,000
Debt discount	$54,400	$-
Dividends on convertible preferred stock	$25,274	$-

The accompanying condensed consolidated notes are an integral part of these condensed consolidated financial statements.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2024. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2023 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on February 5, 2024. The consolidated balance sheet as of September 30, 2023 contained herein has been derived from the audited consolidated financial statements as of September 30, 2023 but does not include all disclosures required by GAAP.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the three months ended December 31, 2023, the Company has incurred a net loss of $476,380 and used cash in operations of $28,135. The working capital deficit, stockholders’ deficit and accumulated deficit was $8,422,778, $17,752,958 and $38,331,900, respectively, at December 31, 2023. On September 6, 2019, the Company received a default notice on its payment obligations under the senior secured credit facility agreement which was previously in default (see Note 8). The Company also defaulted on its Note Payable – Seller in September 2017 and has since defaulted on other promissory notes. As of December 31, 2023, the Company has received demands for payment of past due amounts from several consultants and service providers. It is the management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon the management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has continued to implement cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern. However, additional funding may not be available to the Company on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on the Company’s ability to pursue its business plans and strategies, and the Company would likely be forced to delay, reduce, or terminate some or all of its activities, all of which could have a material adverse effect on the Company’s business, results of operations and financial condition.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

Accounts Receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less the allowance for credit losses, as needed. Factors used to establish an allowance include the credit quality of the customer and whether the balance is significant. The Company may also use the direct write-off method to account for uncollectible accounts that are not received. Using the direct write-off method, trade receivable balances are written off to bad debt expense when an account balance is deemed to be uncollectible. The Company maintains an allowance for credit losses primarily for estimated losses resulting from the inability or failure of individual customers to make required payments. The Company maintains an allowance under Accounting Standards Codification (“ASC”) 326 based on historical losses, changes in payment history, customer-specific information, current economic conditions, and reasonable and supportable forecasts of future economic conditions. The allowance under ASC 326 is updated as additional losses are incurred or information becomes available related to the customer or economic conditions. As of December 31, 2023 and September 30, 2023, the allowance for credit losses was $27,472 and $29,472, respectively.

Inventory

Inventory consists of finished goods, which are purchased directly from manufacturers. The Company utilizes a just-in-time type of inventory system where products are ordered from the vendor only when the Company has received sales order from its customers. Inventory is stated at the lower of cost and net realizable value on a first-in, first-out basis.

Property & Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company depreciates these demonstration units over a period of 3 years. Depreciation expense was $215 and $0 for the three months ended December 31, 2023 and 2022, respectively.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

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

The Company began sales of sanitizing products and services during the fiscal year 2022. Revenue for this line of business is recognized upon shipment and delivery of training services (as applicable).

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee and director services along with non-employee services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company utilizes the Black-Sholes option pricing model and uses the simplified method to determine expected term because of lack of sufficient exercise history. Additionally, effective October 1, 2016, the Company adopted the Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. Among other changes, ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. The Company has elected to recognize forfeitures as they occur and the cumulative impact of this change did not have any effect on the Company’s consolidated financial statements and related disclosures.

Shipping and Handling Costs

The Company has included freight-out as a component of cost of sales, which amounted to $10,763 and $12,920 for the three months ended December 31, 2023 and 2022, respectively.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

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

Lease Accounting

The Company follows ASU No. 2016-02, Leases, which requires lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases. Under the guidance, codified as ASC Topic 842, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. ASC 842 requires that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense generally is flat (straight-line) throughout the life of the lease. For finance leases, periodic expense declines over the life of the lease

In 2020, the Company’s subsidiary renewed the lease for the warehouse and office facility in Vancouver, Washington through May 30, 2023, and accounted for it under ASC 842. The Company signed the seventh amendment to the lease on May 2, 2023 extending the lease end date to May 31, 2026 with two additional option years. The corporate office is an annual arrangement which provides for a single office in a shared office environment and is exempt from ASC 842 treatment. The Company recognized a lease liability of $140,561 and the related right-of-use asset for the same amount in fiscal 2023 and will amortize both over the life of the lease.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

The Company currently has no federal or state tax examinations in progress. As of December 31, 2023, the Company’s tax returns for the tax years 2023, 2022, 2021 and 2020 remain subject to audit, primarily by the Internal Revenue Service.

The Company did not have material unrecognized tax benefits as of December 31, 2023 and does not expect this to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes.

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. It should be noted that contractually the limitations on the third-party notes (and the related warrants) limit the number of shares converted to either 4.99% or 9.99% of the then outstanding shares. The Company’s CEO and Chairman of the Board of Directors holds all issued and outstanding shares of Series A Preferred Stock, which confers upon him a majority vote in all Company matters including authorization of additional shares of common stock or reverse stock split. As of December 31, 2023 and 2022, potentially dilutive securities consisted of the following:

	December 31, 2023	December 31, 2022
Stock options	16	16
Warrants	2,240,000	2,240,000
Series B Preferred Stock	321,020,000	6,720,000
Third party convertible debt	176,172,911	208,587,952
Total	499,432,927	217,547,968

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. For the three months ended December 31, 2023, the Company had three operating segments. Howco generated 100% of the consolidated sales which are primarily from department of defense. Bantec Sanitizing Inc. had no contribution to consolidated sales of its sanitizing products for the three months ended December 31, 2023. Howco had 99% of the consolidated tangible assets, Drone and Bantec Sanitizing Inc. had no allocated assets and the parent company had 1% of the consolidated tangible assets as of December 31, 2023 and additionally, there are no formal cost allocations to Howco or the other subsidiaries.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40), which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments, amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions, and modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS calculation. The standard is effective for annual periods beginning after December 15, 2023 for smaller reporting companies, and interim periods within those reporting periods. This adoption did not have a material effect to the Company.

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

NOTE 3 - ACCOUNTS RECEIVABLE, NET

The Company’s accounts receivable at December 31, 2023 and September 30, 2023 was as follow:

	December 31, 2023	September 30, 2023
Accounts receivable	$318,880	$168,081
Reserve for doubtful accounts	(27,472)	(29,472)
	$291,408	$138,609

Bad debt expense (recovery) was $(2,011) and $0 for the three months ended December 31, 2023 and 2022.

NOTE 4 - INVENTORY

At December 31, 2023 and September 30, 2023, inventory consisted of finished goods and was valued at $132,762 and $178,056, respectively. No inventory reserve was deemed necessary at December 31, 2023 or September 30, 2023.

NOTE 5 - LINE OF CREDIT - BANK

The Company has a revolving line of credit with a financial institution, which balance is due on demand and principal payments are due monthly at 1/60 th of the outstanding principal balance. This revolving line of credit is in the amount of $50,000 and is personally guaranteed by the Company’s Chief Executive Officer (“CEO”). The line bears interest at a fluctuating rate equal to the prime rate plus 4.25%, which at December 31, 2023 and September 30, 2023 was 12.75% for both periods. As of December 31, 2023 and September 30, 2023, respectively, the balance of the line of credit was $47,500 and $35,000, with $2,500, available at December 31, 2023.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

NOTE 6 - NOTE PAYABLE – SELLER

In connection with the acquisition of Howco in September 2016, the Company issued a note payable in the amount of $900,000 to the sellers of Howco. The note matured on September 9, 2017 and bears interest at 5.50% per annum. The note requires payment of unpaid principal and interest upon maturity. The note is secured by all assets of Howco and subordinated to the Senior Secured Credit Facility (see Note 8). The note is currently in default and the default interest rate is 8% per annum. At December 31, 2023 and September 30, 2023, the principal and accrued interest on this note amounted to $834,000, $495,243 and $834,000, $477,093, respectively.

NOTE 7 - PROMISSORY NOTES PAYABLE – RELATED PARTY OFFICER AND HIS AFFILIATES

The outstanding balance of notes issued to the Company’s chief executive officer and his affiliates consisted of the following at December 31, 2023 and September 30, 2023:

	December 31, 2023	September 30, 2023
Principal	$8,876,471	$8,805,316
Less: Current portion	(132,270)	(105,062)
Long term portion (including accrued interest – long term)	$8,744,201	$8,700,254

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

For the three months ended December 31, 2023:

(i)	Bantec, Inc. borrowed $34,783 and repaid $7,575, leaving an outstanding balance of $91,950.

(ii)	Howco has an outstanding balance of $40,320 for both periods as of December 31, 2023 and September 30, 2023. Howco was making weekly payments of $3,250.

Promissory Notes Payable – Long term

On April 12, 2023, the receiver for TCA Global Credit Master Fund, LP (“TCA”) sold and assigned to Ekimnel Strategies, LLC, a Delaware limited liability company (“Ekimnel”), and Ekimnel purchased and assumed, all of TCA’s rights and obligations as a lender under that certain Senior Secured Credit Facility Agreement (the “Agreement”) (see Note 8). Ekimnel is a company controlled by Michael Bannon, the Company’s Chief Executive Officer.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

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

Due to the related party nature of the transaction, the Company recorded a total of $1,363,100 to additional paid in capital in fiscal year 2023 as a result of the debt extinguishment in connection with the assumption of the Senior Secured Debt by Ekimnel, a related party, and removal of the put premium on the convertible debt. At December 31, 2023 and September 30, 2023, the principal amount – long-term on this note amounted to $8,744,201 and $8,700,254, respectively, which included accrued interest.

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND ADVISORY FEE LIABILITIES

The convertible debt balances consisted of the following at December 31, 2023 and September 30, 2023:

	December 31,	September 30,
	2023	2023
Principal	$257,019	$211,019
Premiums	203,943	179,833
Less: debt discount	(8,142)	(4,672)
	$452,820	$386,180

For the three months ended December 31, 2023 and 2022, amortization of debt discount on the above convertible notes amounted to $1,530 and $0 respectively.

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

On April 12, 2023, Ekimnel Strategies LLC, 100% owned by Michael Bannon, Bantec’s Chairman, CEO and CFO, purchased and assumed, all of TCA’s rights and obligations as a lender under the Senior Secured Credit Facility Agreement dated May 31, 2016 and effective September 13, 2016 and all subsequent documents from the Receiver for TCA Global Credit Master Fund, LP. On August 12, 2023, the Company, as the Borrower, and the Company’s subsidiaries: Drone USA, LLC and Howco Distributing Co., as Corporate Guarantors, and Michael Bannon, as a Validity Guarantor, entered into an Amendment to the Agreement with Ekimnel, as the Lender, pursuant to which the Company issued the Second Replacement Promissory Note to Ekimnel in the principal amount of $8,676,957 which became a non-convertible note (see Note 7 for terms of the Promissory Note). Consequently, the Company recorded a total of $1,363,100 to additional paid in capital during fiscal year 2023 as a result of the debt extinguishment in connection with the assumption of the Senior Secured Debt by Ekimnel and removal of the put premium on the convertible debt.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

Other Convertible Notes

Scottsdale Capital Advisors

On March 7, 2018, the Company entered into a placement agent and advisory agreement with Scottsdale Capital Advisors in connection with the Livingston liability purchase term sheet executed on November 15, 2017. The placement agent services fee amounted to $15,000 payable to Scottsdale Capital Advisors in the form of a convertible note. The note matures six months from the date of issuance and accrues interest at the rate of 10% per annum. The $15,000 note is convertible into shares of the Company’s common stock at a discount of 30% of the low closing bid price for the twenty trading days prior to the conversion and is not subject to any registration rights. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $6,429 with a charge to interest expense. The note has not been converted and the principal balance is $15,000, at December 31, 2023 and September 30, 2023 with $9,655, and $9,277, of accrued interest, respectively. As the note has matured it is in default. Under the terms of the note no default interest or penalties accrue.

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

On December 1, 2023, the Company issued a $6,000 convertible note to the law firm for fees incurred, having a six-month term to maturity and 10% annual interest compounded monthly. The note is convertible into shares of common stock at a fixed discount of 70% of the lowest bid price in the 10 trading days immediately preceding the notice of conversion from the lender. The note has cross default provisions. The Company has accounted for the convertible promissory notes as stock settled debt under ASC 480 and recorded debt premiums equal to the face value of the notes with a charge to interest expense. The principal amount of the note was charged to professional fees during the month the note was issued. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium of $2,571.

On October 14, 2023, the Company entered into an Assignment Agreement with the law firm (the “Assignor”) and JP Carey Limited Partners, LP (the “Assignee”) whereby the Assignor desires to assign all of its rights and interest under certain convertible notes dated from May 1, 2022 to March 1, 2023 with a total principal amount of $44,000 and accrued interest of $4,854 to the Assignee for a purchase price of $44,000. All other terms and conditions under the assigned convertible notes remain the same and in full force and effect.

The principal balances owed to the law firm and Assignee under the agreement as of December 31, 2023 and September 30, 2023 were $62,000 and $56,000, respectively and accrued interest was $6,327 and $4,866 as of December 31, 2023 and September 30, 2023, respectively.

Convertible note issued to a vendor

On November 13, 2018, the Company issued a convertible promissory note for $90,000 to a vendor in settlement of approximately $161,700 of past due amounts due for services. The note bears interest at 5%, matured on June 30, 2019 and is convertible into the Company’s common stock at 50% of the lowest closing bid price during the 20 trading days immediately preceding the notice of conversion. The note matured on June 30, 2019, there is no default penalty or interest rate increase associated with the note, nor are there any cross-default provisions in the note. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $90,000 with a charge to interest expense for the notes. At December 31, 2023 and September 30, 2023 the principal and premium were both $90,000. At December 31, 2023 and September 30, 2023, accrued interest was $49,229 and $46,961, respectively (see Note 13).

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

1800 Diagonal Lending LLC

On September 6, 2023, the Company entered into the Securities Purchase Agreement with 1800 Diagonal Lending LLC (the “Lender”), pursuant to which the Company issued a promissory note to the Lender in the principal amount of $49,000, including a debt issuance cost of $5,000 to be amortized over the term of this note. The note matures on September 6, 2024 and bears interest at 10% per annum. The conversion price shall be a variable conversion price equal to 65% of the average of the two lowest closing price per share of the common stock during the fifteen trading day period ending on the latest complete trading day prior to the conversion date, provided, however, that the Lender and its affiliates may not beneficially own more than 4.99% of the Company’s outstanding shares of common stock upon the conversion of the September 6, 2023 note. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $26,385 with a charge to interest expense for the note. At September 30, 2023, principal balance and accrued interest was $49,000 and $322, respectively. At December 31, 2023, principal balance and accrued interest was $49,000 and $1,557, respectively.

On December 11, 2023, the Company entered into the Securities Purchase Agreement with 1800 Diagonal Lending LLC, pursuant to which the Company issued a promissory note to the Lender in the principal amount of $40,000, including a debt issuance cost of $5,000 to be amortized over the term of this note. The note matures on December 11, 2024 and bears interest at 12% per annum. The conversion price shall be a variable conversion price equal to 65% of the average of the two lowest closing price per share of the common stock during the fifteen trading day period ending on the latest complete trading day prior to the conversion date, provided, however, that the Lender and its affiliates may not beneficially own more than 4.99% of the Company’s outstanding shares of common stock upon the conversion of the December 11, 2023 note. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium of $21,538. At December 31, 2023, principal balance and accrued interest was $40,000 and $263, respectively.

NOTE 9 – NOTES AND LOANS PAYABLE AND OTHER ADVANCES

The notes balance consisted of the following at December 31, 2023 and September 30, 2023

	December 31, 2023	September 30, 2023
Principal loans and notes	$1,149,211	$1,077,013
Discounts	(75,371)	(63,161)
Total	1,073,840	1,013,852
Less Current portion	(923,840)	(863,852)
Non-current	$150,000	$150,000

For the three months ended December 31, 2023 and 2022, amortization of debt discount on the above notes amounted to $32,667 and $91,009, respectively.

Small Business Administration

On June 17, 2020, the Company through Howco, entered into a loan directly with the Small Business Administration for $150,000. The loan term is thirty years and begins amortization one year from the date of promissory note to be issued upon funding. Amortization payments are $731 per month and include interest and principal of 3.75% from the date of funding. The loan is secured by the assets of Howco. As of December 31, 2023 and September 30, 2023, the principal balance and accrued interest on this note amounted to $150,000, $15,010 and $150,000, $13,621, respectively. During the year ended September 30, 2023, the Company paid accrued interest of $4,386. As of December 31, 2023 and September 30, 2023, the $150,000 is classified as non-current.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

Notes payable to service vendor

During fiscal year 2021, the Company issued seven notes payable totaling $17,500. The notes were issued for monthly fees ($2,500) for a service vendor and are issued the first day of the month and each has one year maturity and does not bear interest. The service arrangement was terminated in April 2021, with $17,500 owed as of December 31, 2023 and September 30, 2023.

Trillium Partners, LP

On July 1, 2022, the Company entered into a Securities Purchase Agreement with Trillium Partners, LP (“Trillium”). Under the terms of the SPA, Trillium agreed to advance funds under a merchant financing arrangement, treated as a loan. The loan principal is $224,000, including legal fees of $5,000 and OID of $24,000, the Company received cash of $195,000. Loan bears interest of 12% per annum and matured on June 30, 2023. The Company agreed to issue 224,000 shares of the Company’s Series B Preferred Stock, and a Warrant to purchase 1,120,000 shares of common stock as consideration for the advance agreement. The Series B Preferred Stock met the criteria for treatment as temporary equity and debt discount of $50,684 was recognized. The Warrant caused a recognition of $100,194 in debt discount. Total debt discount recognized was $179,878, to be amortized over the term of the loan, $44,846 was recognized as interest expense as of September 30, 2022 from amortization of discounts. The Company defaulted on the weekly payment terms of the note; however, the note holder granted a limited waiver of the default. Under the waiver amendment, the default interest rate still applies and now the note accrues interest of 22% and the payments are due upon the notes maturity. Total accrued interest at December 31, 2023 and September 30, 2023 was $54,16 and $43,994, respectively. On October 25, 2022, the Company repaid $50,000 of the July merchant financing arrangement. The payment was applied to the Trillium LP notes’ accrued interest and principal bringing its principal balance to $183,259, at December 31, 2023 and September 30, 2023.

JP Carey Limited Partners, LP

On July 1, 2022, the Company entered into a Securities Purchase Agreement with JP Carey Limited Partners, LP (“JPC”). Under the terms of the SPA, JPC agreed to advance funds under a merchant financing arrangement, treated as a loan. The loan principal is $224,000, including legal fees of $5,000 and OID of $24,000, the Company received cash of $195,000. Loan bears interest of 12% per annum and matured on June 30, 2023. The Company agreed to issue 224,000 shares of the Company’s Series B Preferred Stock, and a Warrant to purchase 1,120,000 shares of common stock as consideration for the advance agreement. The Series B Preferred Stock met the criteria for treatment as temporary equity and debt discount of $50,684 was recognized. The Warrant caused a recognition of $100,194 in debt discount. Total debt discount recognized was $179,878, to be amortized over the term of the loan, $44,845 was recognized as interest expense as of September 30, 2022 from amortization of discounts. The Company defaulted on the weekly payment terms of the note; however, the note holder granted a limited waiver of the default. Under the waiver amendment, the default interest rate still applies and now the note accrues interest of 22%, and the payments are due upon the notes maturity. Total accrued interest at December 31, 2023 and September 30, 2023 was $72,624 and $60,202, respectively. As of December 31, 2023 and September 30, 2023, the principal balance amounted to $224,000 for both periods.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

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

During the year ended September 30, 2023, the Company repaid $72,265. As of September 30, 2023, the total loan balance to Itria amounted to $177,810, net of unamortized debt discount of $42,050. During the three months ended December 31, 2023, the Company repaid $67,709. As of December 31, 2023, the total loan balance to Itria amounted to $110,101, net of unamortized debt discount of $26,124.

Samson MCA LLC

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

During the three months ended December 31, 2023, the Company repaid $30,600. As of December 31, 2023, the total loan balance to Samson amounted to $105,400, net of unamortized debt discount of $30,225.

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

Upon the occurrence and during the continuation of any such event of default, the notes above will become immediately due and payable, and the Company is obligated to pay to the Lender an amount equal to 150% times the sum of (w) the then outstanding principal amount of the note plus (x) accrued and unpaid interest on the unpaid principal amount of the note to the date of payment plus (y) default interest at 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender pursuant to Article IV of the note (amounts set forth in clauses (w), (x), (y) and (z) are collectively referred to as the “Default Amount”). If the Company fails to pay the Default Amount within five (5) business days of the Lender’s written notice that such amount is due and payable, then the Lender has the right to convert the balance owed pursuant to the note, including the Default Amount, into shares of common stock of the Company (“Common Stock”) at a variable conversion price equal to 61% of the lowest closing price pe share of Common Stock during the ten trading day period ending on the latest complete trading day prior to the conversion date, provided that the Lender and its affiliates may not own greater than 4.99% of the Company’s outstanding shares of Common Stock, as set forth in the Note. The Company used the proceeds from the note for general working capital purposes.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

During the year ended September 30, 2023, the Company repaid $20,611. As of September 30, 2023, the note balance amounted to $72,921, net of unamortized debt discount of $11,588.

During the three months ended December 31, 2023, the Company repaid $30,917 towards these notes. The Company did not make the required December 2023 payments for a total of $20,611. In December 2023, the Company and the lender have renegotiated a revised payment plan. The lender agreed to modify the required payments to weekly payments of $5,000 starting in January 2024. Accordingly, these notes are not considered in default. As of December 31, 2023, the note balance amounted to $138,951, net of unamortized debt discount of $19,023.

Promissory note for legal services

On September 14, 2023, the Company issued a $15,000 promissory note to a law firm for fees to be incurred for the preparation of the Company’s registration statement which was completed in November 2023. The maturity date of this note is March 15, 2024 and bears 10% interest per annum. The principal balance and accrued interest owed to the law firm under the agreement as of September 30, 2023 were $15,000, and $66 respectively. The principal balance and accrued interest owed to the law firm under the agreement as of December 31, 2023 were $15,000, and $444 respectively.

Default on Notes and Loans

On July 26, 2023, the Company received a demand and default letter from Trillium Partners L.P. The letter references a document titled “Securities Purchase Agreement” dated July 2022. In the demand letter, Trillium is looking for immediate payment of $275,710. On August 4, 2023, the Company received a demand notification revising the demand amount to $214,563 with $183,259 in principal and $31,304.33 in interest and for JP Carey, a total of $270,947.95 with $224,000 in principal and $46,947.95 in accrued interest. In addition, the demand notification included outstanding fee notes for Frondeur Partners LLC, a total of $135,000 in principal and $7,903 of accrued interest. According to the demand notification, as of December 31, 2023, five notes, dated from October 1, 2022 to February 2023, matured. A company representative is in talks with Trillium and the Company is looking to resolve the matter amicably.

NOTE 10 - SERIES B AND SERIES C PREFERRED STOCK

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

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

During July 2022, the Company issued 448,000 shares of the Series B Preferred Stock in conjunction with a debt financing with two investors (See Note 9). The Company determined that under ASC 480, the Series B Preferred Stock should be treated as Temporary Equity and that it needed to apply the SAB topic 3c (SEC guidance) as well. Upon issuance of the shares, the Company allocated a relative value of $101,368 to the Preferred Stock. Upon issuance, the Company recorded an aggregate value of $461,440, with $360,072 charged to additional paid in capital including the dividends due of $13,440 at September 30, 2022.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

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

At September 30, 2023, there remains 208,500 outstanding Convertible Series B Preferred Stock with stated value of $1.50. At September 30, 2023, the Series B Preferred Stock redemption value amounted to $463,962 (including dividends of $151,211). At December 31, 2023, there remains 205,650 outstanding Convertible Series B Preferred Stock with stated value of $1.50 and would convert into 321,020,000 common shares. During the three months ended December 31, 2023, the Company charged an additional $22,699 to additional paid in capital for the dividend of the preferred shares. At December 31, 2023, the Series B Preferred Stock redemption value amounted to $481,530 (including dividends of $173,055).

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

Mandatory Redemption by the Company. On the date which is the earlier of: (i) December 31, 2023; and (ii) upon the occurrence of an Event of Default (i) or (ii), the Mandatory Redemption Date (December 31, 2023), the Company shall redeem all of the shares of Series C Preferred Stock of the Holders. Within five (5) days of the Mandatory Redemption Date, the Company shall make payment to each Holder of an amount in cash, or kind, equal to (i) the total number of Series C Preferred Stock held by the applicable Holder, multiplied by (ii) the then current Stated Value (including but not limited to the addition of any accrued, unpaid dividends and the Default Adjustment, if applicable) (the “Mandatory Redemption Amount”). The value of any payment in kind shall be as agreed between the Company and respective the Holder.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

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

As a result of the Exchange of 224,000 shares of Convertible Series B Preferred Stock for Series C Preferred Stock on April 18, 2023 (see above), there were 224,000 shares of Series C Preferred Stock issued and outstanding as of September 30, 2023 and December 31, 2023. The Series C preferred shares are mandatorily redeemable by the Company and are therefore classified as a liability for $336,000 (based on the $1.50 stated value) as reflected in the unaudited condensed consolidated balance sheet as of September 30, 2023 and December 31, 2023. There was no gain or loss recognized in connection with the Exchange Agreement.

At December 31, 2023 and September 30, 2023, the Series C Preferred Stock redemption value amounted to $343,147 (including dividends of $7,147) and $340,572 (including dividends of $4,572), respectively.

NOTE 11 - STOCKHOLDERS’ DEFICIT

Preferred Stock

As of December 31, 2023, the Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, with designations, voting, and other rights and preferences to be determined by the Board of Directors of which 2,999,750 remain available for designation and issuance.

As of December 31, 2023 and September 30, 2023, the Company has designated 250 shares of $0.0001 par value Series A preferred stock, of which 250 shares are issued and outstanding. These preferred shares have voting rights per shareholder equal to the total number of issued and outstanding shares of common stock divided by 0.99.

See Note 10, regarding the issuance of Series B and Series C Preferred Stock and the related designations.

Common Stock

As of December 31, 2023 and September 30, 2023, there were 10,239,681 and 9,306,954, shares outstanding, respectively.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

Stock Incentive Plan

The Company established its 2016 Stock Incentive Plan (the “Plan”) that permits the granting of incentive stock options and other common stock awards. The maximum number of shares available under the Plan is 100 shares. The Plan is open to all employees, officers, directors, and non-employees of the Company. Options granted under the Plan will terminate and may no longer be exercised (i) immediately upon termination of an employee or consultant for cause or (ii) one year after termination of employment, but not later than the remaining term of the option. As of December 31, 2023, 84 awards remain available for grant under the Plan.

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

The number of Shares sold to GHS shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by GHS, would result in GHS owning more than 4.99% of all of the Company’s common stock then outstanding. Additionally, GHS may not execute any short sales of the Company’s common stock. Further, the Company has the right, but never the obligation to draw down. No shares have been sold as of the date of this report.

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

Stock Options

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period.

There were no options granted under the 2016 Stock Incentive Plan for the three months ended December 31, 2023 and 2022.

For the three months ended December 31, 2023, a summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2023	16	$220,000	0.97	$-	$-
Outstanding and Exercisable at December 31, 2023	16	$220,000	0.72	$-	$-

All options were issued at an options price equal to the market price of the shares on the date of the grant.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

Warrants

For the three months ended December 31, 2023, a summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at September 30, 2023	2,240,000	$0.20	5.50	$0.20	$-
Outstanding and exercisable at December 31, 2023	2,240,000	$0.20	5.25	$0.20	$-

There were no new warrants issued during the three months ended December 31, 2023.

NOTE 12 - RELATED PARTY TRANSACTIONS

On October 1, 2016, the Company entered into employment agreements with the Company’s President and CEO which provides for annual base compensation of $370,000 for a period of three years, which can, at the Company’s election, be paid in cash or Common Stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity provision for the equivalent of 12 months’ base salary, and an additional one-time severance payment of $2,500,000 upon termination under certain circumstances, as defined in the agreement. On September 16, 2019, this employment agreement was modified for a period of five years to provide an annual salary of $624,000 along with the aforementioned benefits including education reimbursement. The Company recognized expenses of $156,000 for the three months ended December 31, 2023 and 2022 for the CEO’s base compensation.

The Company had certain promissory notes payable to related parties (see Note 7).

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters

On February 6, 2018, the Company sent a letter to the previous owners of Howco Distributing Co. (“Howco”) alleging that they made certain financial misrepresentations under the terms of the Stock Purchase Agreement by which the Company acquired control of Howco during 2016. The Company claimed that the previous owners took excessive amounts of cash from the business prior to the close of the merger. On March 13, 2018, the Company filed a lawsuit against the previous owners by issuing a summons. On April 12, 2018, the Company received the Defendants’ answer. On July 22, 2019, the Company sought and was granted a dismissal without prejudice of the lawsuit filed against the previous owners of Howco. A company representative and the previous owners have been in contact. An informal oral agreement with the Seller was made whereby the Company had been paying the previous owners $3,000 per month. The Company is no longer paying the previous owner $3,000 a month. A company representative informed the previous owner that the Company will resume the $3,000 payment as soon as it is able to do so (see Note 6).

In connection with the merger in fiscal 2016, with Texas Wyoming Drilling, Inc., a vendor has a claim for unpaid bills of approximately $75,000 against the Company. The Company and its legal counsel believe the Company is not liable for the claim pursuant to its indemnification clause in the merger agreement.

On April 10, 2019, a former service provider filed a complaint with three charges with the Superior Court Judicial District of New Haven, CT seeking payment for professional services. The Company has previously recognized expenses of $218,637, which remain unpaid in accounts payable. On May 2, 2023, the Company reached a settlement agreement with a former vendor which had a pending legal action against the Company concerning services rendered having outstanding amounts owed of $219,613. The Company agreed to pay a total of $110,000 in total, consisting of a cash payment of $25,000 and a note payable of $85,000 (having a 3% annual interest). The Company will pay $2,472 for 36 months. The Company did not make payments during the three months ended December 31, 2023.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

On December 30, 2020, a Howco vendor filed a lawsuit seeking payment of past due invoices totaling $276,430 and finance charges of $40,212. The Company has recorded the liability for the invoices in the normal course of business. Management at Howco as well as an intermediary consultant structured a repayment plan with this vender and other venders as well.

Settlements

On November 13, 2018, the Company and a vendor agreed to settle $161,700 in past due professional fees for a convertible note in the amount of $90,000. The note bears interest at 5% and matures in July 2019, and has a fixed discount conversion feature. The note is now past due and remains unconverted at December 31, 2023 and September 30, 2023; however there is no default interest or penalty associated with the default.

On June 23, 2023, Howco entered into a settlement agreement with Crane Machinery Inc. (CMI). Howco agreed to pay $16,500 with an initial settlement of $2,000, to be followed by five monthly installments of $2,900, until paid in full. As of December 31, 2023, the settlement amount has been fully paid.

As of December 31, 2023, the Company has received demand for payment of past due amounts for services by several consultants and service providers.

Commitments

Lease Obligations

On April 16, 2023, Howco renewed its office and warehouse lease for an additional three years. The initial year (commencing on June 1, 2023) monthly lease payment is $4,542, in years two and three the monthly lease payments are $4,679 and $4,819 respectively. Monthly common charges at $1,481 for the first year, subject to change in years two and three.

The Company recognized a right-of-use asset of and a lease liability of $140,561in fiscal 2023 and represents the fair value of the lease payments calculated as present value of the minimum lease payments using a discount rate of 12% on date of the lease renewal in accordance with ASC 842. The asset and liability will be amortized as monthly payments are made and lease expense will be recognized on a straight-line basis over the term of the lease.

Right of use asset (ROU) is summarized below:

	December 31, 2023	September 30, 2023
Operating lease at inception	$140,561	$140,561
Less accumulated reduction	(23,588)	(13,285)
Balance ROU asset	$116,973	$127,276

Operating lease liability related to the ROU asset is summarized below:

Operating lease liabilities at inception	$140,561	$140,561
Reduction of lease liabilities	(22,624)	(12,735)
Total lease liabilities	$117,937	$127,826
Less: current portion	(43,630)	(41,946)
Lease liabilities, non-current	$74,307	$85,880

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

Non-cancellable operating lease total future payments are summarized below:

Total minimum operating lease payments	$136,673	$150,298
Less discount to fair value	(18,736)	(22,472)
Total lease liability	$117,937	$127,826

Future minimum lease payments under non-cancellable operating leases at December 31, 2023 are as follows:

Years ending September 30,	Amount
2024 (remainder)	$41,424
2025	56,701
2026	38,548
Total minimum non-cancelable operating lease payments	$136,673

The weighted average remaining lease term for the operating lease is 2.42 years as of December 31, 2023.

In December 2019, the Company relocated its primary office to 195 Paterson Avenue, Little Falls, New Jersey, under a one-year lease with a renewal option having monthly payments of $500. On April 30, 2023, the Company ended its lease at 195 Paterson Avenue Little Falls, NJ. On May 9, 2023, the Company signed an application to deliver its mail at 37 Main Street, Sparta, NJ for $79 per month.

For the three months ended December 31, 2023 and 2022, rent expense for all leases amounted to $18,719 and $19,562, respectively.

NOTE 14 - CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000. At December 31, 2023, cash in a bank did not exceed the federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2023.

Economic Concentrations

With respect to customer concentration, two customers accounted for approximately 83% and 11% of total sales for the three months ended December 31, 2023. With respect to customer concentration, one customer accounted for approximately 91% of total sales for the three months ended December 31, 2022.

With respect to accounts receivable concentration, three customers accounted for 62%, 24% and 12% of total accounts receivable at December 31, 2023. With respect to accounts receivable concentration, two customers accounted for 88% and 10% of total accounts receivable at September 30, 2023.

With respect to supplier concentrations, three suppliers accounted for approximately 14%, 13% and 12% of total purchases for the three months ended December 31, 2023. With respect to supplier concentration, three suppliers accounted for approximately 20%, 13% and 11% of total purchases for the three months ended December 31, 2022.

With respect to Howco accounts payable concentration, three suppliers accounted for approximately 10%, 17%, and 19% of total accounts payable at December 31, 2023. With respect to Howco accounts payable concentration, three suppliers accounted for approximately 11%, 18% and 20% of total accounts payable at September 30, 2023.

Foreign sales were $0 for the three months ended December 31, 2023 and 2022, respectively.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

NOTE 15 - SUBSEQUENT EVENTS

Convertible Notes for Legal Services

From January 1, 2024 until March 1, 2024, the Company issued $6,000 convertible notes every month to the law firm for fees incurred, each note having six-month term to maturity and 10% annual interest compounded monthly. The notes are convertible into shares of common stock at a fixed discount of 70% of the lowest bid price in the 10 trading days immediately preceding the notice of conversion from the lender. The notes have cross default provisions. The Company has accounted for the convertible promissory notes as stock settled debt under ASC 480 and recorded debt premiums equal to the face value of the notes with a charge to interest expense. The principal amount of these notes will be charged to professional fees during the month the notes were issued. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium of $7,714.

Sale of Future Receipts Agreements

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects that set out anticipated results based on management’s plans, estimates and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended September 30, 2023, as filed with the SEC on February 5, 2024.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the three months ended December 31, 2023, the Company has incurred a net loss of $476,380 and used cash in operations of $28,135. The working capital deficit, stockholders’ deficit and accumulated deficit was $8,422,778, $17,752,958 and $38,331,900, respectively, at December 31, 2023. The Company defaulted on its Note Payable – Seller in September 2017 and has since defaulted on other promissory notes. As of December 31, 2023, the Company has received demands for payment of past due amounts from several consultants and service providers. It is the management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon the management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has continued to implement cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern. However, additional funding may not be available to the Company on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on the Company’s ability to pursue its business plans and strategies, and the Company would likely be forced to delay, reduce, or terminate some or all of its activities, all of which could have a material adverse effect on the Company’s business, results of operations and financial condition.

Liquidity and Capital Resources

As of December 31, 2023 we had $525,402 in current assets, including $101,232 in cash, compared to $367,108 in current assets, including $35,443 in cash, at September 30, 2023. Current liabilities at December 31, 2023, totaled $8,948,180 compared to $8,352,264, at September 30, 2023. The increase in current assets from September 30, 2023 to December 31, 2023 is primarily due to increases in: cash of $65,789, and accounts receivable of $152,799. The increase in current liabilities from September 30, 2023 to December 31, 2023, of approximately $595,916, is primarily due to the increases in: convertible notes of approximately $67,000, notes and loans payable of $60,000, accrued expenses and interest of approximately $303,000, and related party notes of approximately $27,000. While we had generated revenues from UAV sales from the prior year, no significant UAV revenues are anticipated until we have implemented our full plan of operations, specifically, initiating sales campaigns for our UAV internet and social media platforms. We must raise cash to implement our strategy to grow and expand per our business plan.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	For the Three Months December 31, 2023	For the Three Months December 31, 2022
Net Cash Used in Operating Activities	$(28,135)	$(133,503)
Net Cash Used in Investing Activities	$(1,558)	$-
Net Cash Provided by Financing Activities	$95,482	$42,055
Net Increase (Decrease) in Cash	$65,789	$(91,488)

For the three months ended December 31, 2023, net cash used in operating activities of $28,135, is largely the result of net losses of $476,380, partially offset by non-cash charges for premiums on stock settled debt of approximately $24,000, debt discount amortization of $34,000, fees notes issued of $6,000 and increase from changes in assets and liabilities of approximately $385,000 primarily due to increase in accounts payable and accrued expenses of $476,000.

For the three months ended December 31, 2022, net cash used in operating activities of $133,503, is largely the result of net losses of $781,675, partially offset by non-cash charges for premiums on stock settled debt of approximately $57,000, debt discount amortization of $91,000, non-cash charges for services of $57,000 and increases to accrued expenses of approximately $145,000.

During the three months ended December 31, 2023, net cash used in investing activities of $1,558 which relates to purchase of equipment as compared to $0 during the three months ended December 31, 2022.

During the three months ended December 31, 2023, cash provided by financing activities of $95,482 is largely the result of loan advances from related parties of approximately $35,000, net proceeds from loans and notes payable of $172,000, net proceeds from convertible notes of $35,000, and proceeds from line of credit of $12,500 partially offset by repayments of various debts including loans and other financing arrangements at Howco for a total of approximately $151,000, and repayments on notes payable- related party of approximately $8,000.

For the three months ended December 31, 2022 cash provided by financing activities is largely the result of stock sales for cash of $99,333, somewhat offset by repayments of various debts including loans and other financing arrangements at Howco.

Refer also to the Consolidated Statements of Changes in Cash Flows included in the financial statement section of this report.

Results of Operations

Three months Ended December 31, 2023 and 2022

We generated sales of $955,734 and $606,166 for the three months ended December 31, 2023 and 2022, respectively, an increase of approximately $350,000, or 58%. For the three months ended December 31, 2023 and 2022, we reported cost of goods sold of $808,187 and $511,216, respectively, an increase of approximately $297,000, or 58%. The increase in sales is primarily attributable to the increase in sales to one of our major customers. The cost of goods sold increased for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022 is due to higher sales over the last three months. Gross margins were 15% and 16% for the three months ended December 31, 2023 and 2022, respectively.

For the three months ended December 31, 2023 and 2022, we reported selling, general, and administrative expenses of $454,785 as compared to $514,290, a decrease of approximately $60,000, or 12%. For the three months ended December 31, 2023, and 2022, selling, general, and administrative expenses consisted of the following:

	For the Three Months ended	For the Three Months ended
	December 31, 2023	December 31, 2022
Compensation and related benefits	$268,508	$259,982
Professional fees	116,504	207,925
Other selling, general and administrative expenses	69,773	46,383
Total selling, general and administrative expenses	$454,785	$514,290

The decrease in selling, general, and administrative costs for three months ended December 31, 2023 as compared to the three months ended December 31, 2022 was primarily attributable to the decrease in professional fees of approximately $91,000 due to cost cutting measures we implemented offset by increases in compensation of approximately $9,000 and increase in other selling, general and administrative costs of approximately $24,000 due to increased sales.

For the three months ended December 31, 2023, and 2022, other expense amounted to $169,142 and $362,335 respectively, a decrease of approximately $193,000. The decrease was attributable to decreased interest expense of approximately $193,000 primarily due to decreases in amortization of debt discount and premiums on stock settled debt and decreased interest expense on the TCA loan which was assigned to Ekimnel in August 2023.

As a result, we reported net loss of $476,380 and $781,675 for the three months ended December 31, 2023 and 2022, respectively.

The Company has incurred dividend charges from Series B and C preferred stock of $25,274 and $36,960, for the three months ended December 31, 2023 and 2022, respectively. The dividends to be paid are included in temporary equity and mandatorily redeemable preferred stock presented as liability as reflected on the condensed consolidated balance sheet.

As a result, we reported net loss available to common stockholders of $501,654, or $0.05 per common share, and $818,635, or $0.15 per common share, for the three months ended December 31, 2023 and 2022, respectively.

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

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee and director services along with non-employee services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company utilizes the Black-Sholes option pricing model and uses the simplified method to determine expected term because of lack of sufficient exercise history. Additionally, effective October 1, 2016, the Company adopted the Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. Among other changes, ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. The Company has elected to recognize forfeitures as they occur and the cumulative impact of this change did not have any effect on the Company’s consolidated financial statements and related disclosures.

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

Lease Accounting

The Company follows ASU No. 2016-02, Leases, which requires lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases. Under the guidance, codified as ASC Topic 842, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. ASC 842 further requires that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense generally is flat (straight-line) throughout the life of the lease. For finance leases, periodic expense declines over the life of the lease.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2023, our disclosure controls and procedures were not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 23, 2023, Howco entered into a settlement agreement with Crane Machinery Inc. (CMI). Howco agreed to pay $16,500 with an initial settlement of $2,000, to be followed by five monthly installments of $2,900, until paid in full. As of December 31, 2023, the settlement amount has been fully paid.

As of December 31, 2023, the Company has received demand for payment of past due amounts for services by several consultants and service providers.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Unregistered Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Note 8 to the Condensed Consolidated Financial Statements included in Part 1 of this Form 10-Q.

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

BANTEC, INC.

Dated: March 13, 2024	By:	/s/ Michael Bannon
Michael Bannon
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Bannon
Michael Bannon
Chief Financial Officer (Principal Financial Officer)