Form 10-Q
period 2024-03-31
Bantec, Inc.
filed 2024-05-15
CIK 1704795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 13, 2024, there were 16,773,316 shares of the registrant’s common stock issued and outstanding.

BANTEC, INC.

Form 10-Q

March 31, 2024

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	September 30, 2023
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$44,967	$35,443
Accounts receivable, net	196,256	138,609
Inventory	234,616	178,056
Prepaid expenses and other current assets	20,000	15,000

TOTAL CURRENT ASSETS	495,839	367,108

Property and equipment, net	2,627	1,542
Right of use asset	106,371	127,276

TOTAL ASSETS	$604,837	$495,926

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,535,296	$2,215,246
Accrued expenses and interest	4,082,611	3,530,406
Convertible notes, net of debt discount and premiums	810,872	386,180
Line of credit	50,000	35,000
Note payable – seller	834,000	834,000
Current portion notes and loans payable and other advances – net of discounts	898,495	863,852
Notes payable – related party	104,895	105,062
Mandatorily redeemable Preferred Stock Series C - 1,000,000 shares designated and authorized, 224,000 shares at $2.00 stated value and 224,000 shares at $1.50 stated value issued and outstanding at March 31, 2024 and September 30, 2023, respectively	475,573	340,572
Lease liability - current portion	45,364	41,946

TOTAL CURRENT LIABILITIES	9,837,106	8,352,264

LONG-TERM LIABILITIES:
Lease liability - long-term portion	62,384	85,880
Note payable including accrued interest – related party - long-term portion	8,787,875	8,700,254
Notes and loans payable – net of current portion	150,000	150,000

TOTAL LONG-TERM LIABILITIES	9,000,259	8,936,134

TOTAL LIABILITIES	$18,837,365	$17,288,398

Temporary Equity – Convertible Preferred Stock Series B - $1.50 stated value, 1,000,000 shares designated and authorized, 205,650 and 208,500 shares, issued and outstanding at March 31, 2024 and September 30, 2023, respectively	504,784	463,962

Commitments and Contingencies (See Note 13)

STOCKHOLDERS’ DEFICIT:
Preferred stock - $0.0001 par value, 5,000,000 shares authorized, Series A preferred stock – 250 shares designated, issued and outstanding at March 31, 2024 and September 30, 2023, respectively	$-	$-
Common stock - $0.0001 par value,12,000,000,000 shares authorized, 10,743,178 and 9,306,954 shares issued and outstanding at March 31, 2024 and September 30, 2023, respectively	1,073	930
Additional paid-in capital	20,539,727	20,598,156
Accumulated deficit	(39,278,112)	(37,855,520)

TOTAL STOCKHOLDERS’ DEFICIT	(18,737,312)	(17,256,434)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$604,837	$495,926

The accompanying condensed consolidated notes are an integral part of these condensed consolidated financial statements.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023

Sales	$771,663	$623,123	$1,727,397	$1,229,289

Cost of Goods Sold	675,011	514,946	1,483,198	1,026,162

Gross Profit	96,652	108,177	244,199	203,127

OPERATING EXPENSES
Selling, general, and administrative expenses	510,599	481,483	965,384	995,773

TOTAL OPERATING EXPENSES	510,599	481,483	965,384	995,773

LOSS FROM OPERATIONS	(413,947)	(373,306)	(721,185)	(792,646)

OTHER INCOME (EXPENSE)
Interest and financing costs	(532,265)	(457,362)	(701,407)	(819,697)
TOTAL OTHER EXPENSE, NET	(532,265)	(457,362)	(701,407)	(819,697)

LOSS BEFORE TAXES	(946,212)	(830,668)	(1,422,592)	(1,612,343)

Provision for Income tax	-	-	-	-

NET LOSS	$(946,212)	$(830,668)	$(1,422,592)	$(1,612,343)

Dividends Attributable to Series B and C Preferred Stock	(43,680)	(39,732)	(68,954)	(76,692)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(989,892)	$(870,400)	$(1,491,546)	$(1,689,035)

BASIC AND DILUTED NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS	$(0.10)	$(0.13)	$(0.15)	$(0.29)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	10,256,280	6,526,895	9,899,489	5,922,850

The accompanying condensed consolidated notes are an integral part of these condensed consolidated financial statements.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Series A
	Preferred Stock		Common Stock		Additional		Total
	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance at September 30, 2022	250	$-	4,407,321	$441	$19,051,212	$(35,630,186)	$(16,578,533)
Shares issued for cash	-	-	496,667	49	99,284	-	99,333
Shares issued for conversion of notes and accrued interest and reclassification of debt premiums	-	-	960,120	96	102,501	-	102,597
Preferred Stock Series B dividend	-	-	-	-	(36,960)	-	(36,960)
Net loss for the three months ended December 31, 2022	-	-	-	-	-	(781,675)	(781,675)
Balance at December 31, 2022	250	-	5,864,108	586	19,216,037	(36,411,861)	(17,195,238)
Shares issued for conversion of notes and reclassification of debt premiums	-	-	1,129,887	113	101,382	-	101,495
Preferred Stock Series B dividend	-	-	-	-	(39,732)	-	(39,732)
Net loss for the three months ended March 31, 2023	-	-	-	-	-	(830,668)	(830,668)
Balance at March 31, 2023	250	$-	6,993,995	$699	$19,277,687	$(37,242,529)	$(17,964,143)

	Series A
	Preferred Stock		Common Stock		Additional		Total
	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance at September 30, 2023	250	$-	9,306,954	$930	$20,598,156	$(37,855,520)	$(17,256,434)
Preferred Stock Series B and C dividend	-	-	-	-	(25,274)	-	(25,274)
Shares issued for conversion of Series B preferred shares and dividends	-	-	932,727	93	5,037	-	5,130
Net loss for the three months ended December 31, 2023	-	-	-	-	-	(476,380)	(476,380)
Balance at December 31, 2023	250	-	10,239,681	1,023	20,577,919	(38,331,900)	(17,752,958)
Preferred Stock Series B and C dividend	-	-	-	-	(43,680)	-	(43,680)
Shares issued for conversion of notes and reclassification of debt premiums	-	-	503,497	50	5,488	-	5,538
Net loss for the three months ended March 31, 2024	-	-	-	-	-	(946,212)	(946,212)
Balance at March 31, 2024	250	$-	10,743,178	$1,073	$20,539,727	$(39,278,112)	$(18,737,312)

The accompanying condensed consolidated notes are an integral part of these condensed consolidated financial statements.

BANTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,422,592)	$(1,612,343)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of debt discounts	103,089	169,712
Accretion of premium on convertible notes	157,682	114,000
Bad debt recovery	(2,011)	-
Depreciation expense	473	-
Share issued for conversion fees	-	18,704
Fee notes issued to service providers	24,000	114,000
Non-cash interest expense	216,292	-
Non-cash rent expense	827	(948)
Changes in Assets and Liabilities:
Accounts receivable	(55,636)	120,602
Inventory	(56,560)	9,080
Prepaid expenses and other assets	(5,000)	-
Accounts payable and accrued expenses	982,056	778,683
Settlement payable	-	(32,222)
NET CASH USED IN OPERATING ACTIVITIES	(57,380)	(320,732)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,558)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,558)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	-	99,333
Proceeds from line of credit	15,000	-
Net proceeds from loans and notes payable and other advances	393,250	-
Repayments of loans and notes payable	(354,621)	(40,741)
Net proceeds from convertible notes payable	35,000	-
Repayments of convertible notes	(20,000)	-
Net proceeds from notes payable, related party	47,408	151,800
Repayments on notes payable, related party	(47,575)	(62,897)
Repayments on note payable - seller	-	(3,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	68,462	144,495

NET INCREASE (DECREASE) IN CASH	9,524	(176,237)

CASH AT BEGINNING OF PERIOD	35,443	186,386
CASH AT END OF PERIOD	$44,967	$10,149

Supplemental Disclosure of Cash Flow Information

Cash paid for:
Interest	$3,798	$16,965
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Issuance of common stock for conversion of convertible notes and accrued interest	$3,600	$95,388
Issuance of common stock for conversion of Series B preferred stock and dividends	$5,130	$-
Reclassification of debt premium upon conversion of convertible debt	$1,938	$90,000
Debt discount	$106,900	$-
Dividends on convertible preferred stock	$68,954	$-

The accompanying condensed consolidated notes are an integral part of these condensed consolidated financial statements.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2024. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2023 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on February 5, 2024. The consolidated balance sheet as of September 30, 2023 contained herein has been derived from the audited consolidated financial statements as of September 30, 2023 but does not include all disclosures required by GAAP.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the six months ended March 31, 2024, the Company has incurred a net loss of $1,422,592 and used cash in operations of $57,380. The working capital deficit, stockholders’ deficit and accumulated deficit was $9,341,267, $18,737,312 and $39,278,112, respectively, at March 31, 2024. In March 2024, the Company received a default notice under certain promissory notes and convertible notes from a lender (see Note 8). On September 6, 2019, the Company received a default notice on its payment obligations under the senior secured credit facility agreement which was previously in default (see Note 8). The Company also defaulted on its Note Payable – Seller in September 2017 and has since defaulted on other promissory notes. As of March 31, 2024, the Company has received demands for payment of past due amounts from several consultants and service providers. It is the management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon the management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has continued to implement cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern. However, additional funding may not be available to the Company on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on the Company’s ability to pursue its business plans and strategies, and the Company would likely be forced to delay, reduce, or terminate some or all of its activities, all of which could have a material adverse effect on the Company’s business, results of operations and financial condition.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for credit losses on accounts receivable, reserves on inventory, valuation of the lease liability and related right-of-use asset, valuation of stock-based compensation, valuation of redeemable preferred stock, and the valuation allowance on deferred tax assets.

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

Accounts Receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less the allowance for credit losses, as needed. Factors used to establish an allowance include the credit quality of the customer and whether the balance is significant. The Company may also use the direct write-off method to account for uncollectible accounts that are not received. Using the direct write-off method, trade receivable balances are written off to bad debt expense when an account balance is deemed to be uncollectible. The Company maintains an allowance for credit losses primarily for estimated losses resulting from the inability or failure of individual customers to make required payments. The Company maintains an allowance under Accounting Standards Codification (“ASC”) 326 based on historical losses, changes in payment history, customer-specific information, current economic conditions, and reasonable and supportable forecasts of future economic conditions. The allowance under ASC 326 is updated as additional losses are incurred or information becomes available related to the customer or economic conditions. As of March 31, 2024 and September 30, 2023, the allowance for credit losses was $27,472 and $29,472, respectively.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Inventory

Inventory consists of finished goods, which are purchased directly from manufacturers. The Company utilizes a just-in-time type of inventory system where products are ordered from the vendor only when the Company has received sales order from its customers. Inventory is stated at the lower of cost and net realizable value on a first-in, first-out basis.

Property & Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company depreciates these demonstration units over a period of 3 years. Depreciation expense was $473 and $0 for the six months ended March 31, 2024 and 2023, respectively.

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

Deferred Financing Costs

All unamortized deferred financing costs related to the Company’s borrowings are presented in the consolidated balance sheets as a direct deduction from the related debt. Amortization of these costs is reported as interest and financing costs included in the consolidated statement of operations. As of March 31, 2024, the Company recorded $20,000 deferred financing cost which is included in prepaid expenses and other current assets as reflected in the condensed consolidated balance sheets.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

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

Shipping and Handling Costs

The Company has included freight-out as a component of cost of sales, which amounted to $26,356 and $20,683 for the six months ended March 31, 2024 and 2023, respectively.

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

March 31, 2024

(Unaudited)

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

The Company currently has no federal or state tax examinations in progress. As of March 31, 2024, the Company’s tax returns for the tax years 2023, 2022, 2021 and 2020 remain subject to audit, primarily by the Internal Revenue Service.

The Company did not have material unrecognized tax benefits as of March 31, 2024 and does not expect this to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes.

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. It should be noted that contractually the limitations on the third-party notes (and the related warrants) limit the number of shares converted to either 4.99% or 9.99% of the then outstanding shares. The Company’s CEO and Chairman of the Board of Directors holds all issued and outstanding shares of Series A Preferred Stock, which confers upon him a majority vote in all Company matters including authorization of additional shares of common stock or reverse stock split. As of March 31, 2024 and 2023, potentially dilutive securities consisted of the following:

	March 31, 2024	March 31, 2023
Stock options	16	16
Warrants	2,240,000	2,240,000
Series B Preferred Stock	91,778,909	6,720,000
Third party convertible debt	88,313,209	192,162,564
Total	182,332,134	201,122,580

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. For the six months ended March 31, 2024, the Company had three operating segments. Howco generated 100% of the consolidated sales which are primarily from department of defense. Bantec Sanitizing Inc. had no contribution to consolidated sales of its sanitizing products for the six months ended March 31, 2024. Howco had 96% of the consolidated tangible assets, Drone and Bantec Sanitizing Inc. had no allocated assets and the parent company had 4% of the consolidated tangible assets as of March 31, 2024 and additionally, there are no formal cost allocations to Howco or the other subsidiaries.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 modifies the reportable segment disclosure requirements, primarily by requiring enhanced disclosures about significant segment expenses. In addition, ASU 2023-07: (i) enhances interim disclosure requirements, (ii) clarifies the circumstances in which an entity can disclose multiple measures of a segment’s profit or loss, (iii) provides new segment disclosure requirements for public entities with a single reportable segment, and (iv) requires that a public entity disclose the title and position of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in ASU 2023-07 are to be applied retrospectively to all prior periods presented in the financial statements.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

The Company does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE, NET

The Company’s accounts receivable at March 31, 2024 and September 30, 2023 was as follow:

	March 31, 2024	September 30, 2023
Accounts receivable	$223,728	$168,081
Allowance for credit losses	(27,472)	(29,472)
	$196,256	$138,609

Credit loss expense (recovery) was $(2,011) and $0 for the six months ended March 31, 2024 and 2023, respectively.

NOTE 4 - INVENTORY

At March 31, 2024 and September 30, 2023, inventory consisted of finished goods and was valued at $234,616 and $178,056, respectively. No inventory reserve was deemed necessary at March 31, 2024 or September 30, 2023.

NOTE 5 - LINE OF CREDIT - BANK

The Company has a revolving line of credit with a financial institution, which balance is due on demand and principal payments are due monthly at 1/60 th of the outstanding principal balance. This revolving line of credit is in the amount of $50,000 and is personally guaranteed by the Company’s Chief Executive Officer (“CEO”). The line bears interest at a fluctuating rate equal to the prime rate plus 4.25%, which at March 31, 2024 and September 30, 2023 was 12.75% for both periods. As of March 31, 2024 and September 30, 2023, respectively, the balance of the line of credit was $50,000 and $35,000, with $0 available at March 31, 2024.

NOTE 6 - NOTE PAYABLE – SELLER

In connection with the acquisition of Howco in September 2016, the Company issued a note payable in the amount of $900,000 to the sellers of Howco. The note matured on September 9, 2017 and bears interest at 5.50% per annum. The note requires payment of unpaid principal and interest upon maturity. The note is secured by all assets of Howco and subordinated to the Senior Secured Credit Facility (see Note 8). The note is currently in default and the default interest rate is 8% per annum. At March 31, 2024 and September 30, 2023, the principal and accrued interest on this note amounted to $834,000, $509,216 and $834,000, $477,093, respectively.

NOTE 7 - PROMISSORY NOTES PAYABLE – RELATED PARTY OFFICER AND HIS AFFILIATES

The outstanding balance of notes issued to the Company’s chief executive officer and his affiliates consisted of the following at March 31, 2024 and September 30, 2023:

	March 31, 2024	September 30, 2023
Principal	$8,892,770	$8,805,316
Less: Current portion	(104,895)	(105,062)
Long term portion (including accrued interest – long term)	$8,787,875	$8,700,254

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

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

For the six months ended March 31, 2024:

(i)	Bantec, Inc. borrowed $47,408 and repaid $47,575, leaving an outstanding balance of $64,575.

(ii)	Howco has an outstanding balance of $40,320 for both periods as of March 31, 2024 and September 30, 2023. Such related party note is due on demand.

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

Due to the related party nature of the transaction, the Company recorded a total of $1,363,100 to additional paid in capital in fiscal year 2023 as a result of the debt extinguishment in connection with the assumption of the Senior Secured Debt by Ekimnel, a related party, and removal of the put premium on the convertible debt. At March 31, 2024 and September 30, 2023, the principal amount – long-term on this note amounted to $8,787,875 and $8,700,254, respectively, which includes accrued interest.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND ADVISORY FEE LIABILITIES

The convertible debt balances consisted of the following at March 31, 2024 and September 30, 2023:

	March 31,	September 30,
	2024	2023
Principal	$475,295	$211,019
Premiums	335,577	179,833
Less: debt discount	-	(4,672)
	$810,872	$386,180

For the six months ended March 31, 2024 and 2023, amortization of debt discount on the above convertible notes amounted to $36,661 and $0 respectively.

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

Other Convertible Notes

Scottsdale Capital Advisors

On March 7, 2018, the Company entered into a placement agent and advisory agreement with Scottsdale Capital Advisors in connection with the Livingston liability purchase term sheet executed on November 15, 2017. The placement agent services fee amounted to $15,000 payable to Scottsdale Capital Advisors in the form of a convertible note. The note matures six months from the date of issuance and accrues interest at the rate of 10% per annum. The $15,000 note is convertible into shares of the Company’s common stock at a discount of 30% of the low closing bid price for the twenty trading days prior to the conversion and is not subject to any registration rights. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $6,429 with a charge to interest expense. The note has not been converted and the principal balance is $15,000, at March 31, 2024 and September 30, 2023 with $10,029, and $9,277, of accrued interest, respectively. As the note has matured, it is in default. Under the terms of the note, no default interest or penalties accrue.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

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

Between December 1, 2023 and March 1, 2024, the Company issued an aggregate of $24,000 convertible notes to the law firm for fees incurred, having a six-month term to maturity and 10% annual interest compounded monthly. The notes are convertible into shares of common stock at a fixed discount of 70% of the lowest bid price in the 10 trading days immediately preceding the notice of conversion from the lender. The notes have cross default provisions. The Company has accounted for the convertible promissory notes as stock settled debt under ASC 480 and recorded debt premiums equal to the face value of the notes with a charge to interest expense. The principal amount of the notes were charged to professional fees during the month the notes were issued. The Company has accounted for the convertible promissory notes as stock settled debt under ASC 480 and recorded debt premium of $10,286.

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

The principal balances owed to the law firm and Assignee under the agreement as of March 31, 2024 and September 30, 2023 were $80,000 and $56,000, respectively and accrued interest was $8,172 and $4,866 as of March 31, 2024 and September 30, 2023, respectively.

Convertible note issued to a vendor

On November 13, 2018, the Company issued a convertible promissory note for $90,000 to a vendor in settlement of approximately $161,700 of past due amounts due for services. The note bears interest at 5%, matured on June 30, 2019 and is convertible into the Company’s common stock at 50% of the lowest closing bid price during the 20 trading days immediately preceding the notice of conversion. The note matured on June 30, 2019, there is no default penalty or interest rate increase associated with the note, nor are there any cross-default provisions in the note. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium of $90,000 with a charge to interest expense for the notes. At March 31, 2024 and September 30, 2023 the principal and premium were both $90,000. At March 31, 2024 and September 30, 2023, accrued interest was $51,473 and $46,961, respectively (see Note 13).

1800 Diagonal Lending LLC

On September 6, 2023, the Company entered into the Securities Purchase Agreement with 1800 Diagonal Lending LLC (the “Lender”), pursuant to which the Company issued a promissory note to the Lender in the principal amount of $49,000, including a debt issuance cost of $5,000 to be amortized over the term of this note. The note matures on September 6, 2024 and bears interest at 10% per annum. The conversion price shall be a variable conversion price equal to 65% of the average of the two lowest closing price per share of the common stock during the fifteen trading day period ending on the latest complete trading day prior to the conversion date, provided, however, that the Lender and its affiliates may not beneficially own more than 4.99% of the Company’s outstanding shares of common stock upon the conversion of the September 6, 2023 note. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium $26,385 with a charge to interest expense for the note. At September 30, 2023, principal balance and accrued interest was $49,000 and $322, respectively. In March 2024, the Company receive a default notice from the Lender related to this note and consequently, the Company recorded a default penalty of $24,500 and an additional debt premium of $13,192. In March 2024, the Company issued 503,497 shares of common stock in conversion of $3,600 principal balance of note. Accordingly, $1,938 of the put premium was released to additional paid in capital during the six months ended March 31, 2024 following conversion of the principal balance. At March 31, 2024, principal balance including default penalty and accrued interest was $69,900 and $5,513, respectively.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

On December 11, 2023, the Company entered into the Securities Purchase Agreement with 1800 Diagonal Lending LLC, pursuant to which the Company issued a promissory note to the Lender in the principal amount of $40,000, including a debt issuance cost of $5,000 to be amortized over the term of this note. The note matures on December 11, 2024 and bears interest at 12% per annum. The conversion price shall be a variable conversion price equal to 65% of the average of the two lowest closing price per share of the common stock during the fifteen trading day period ending on the latest complete trading day prior to the conversion date, provided, however, that the Lender and its affiliates may not beneficially own more than 4.99% of the Company’s outstanding shares of common stock upon the conversion of the December 11, 2023 note. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium of $21,538. In March 2024, the Company receive a default notice from the Lender related to this note and consequently, the Company recorded a default penalty of $20,000 and an additional debt premium of $10,769. At March 31, 2024, principal balance including default penalty and accrued interest was $60,000 and $3,554, respectively.

In March 2024, the Company reclassified two promissory notes for a total balance of $179,376 which included default penalty of $59,792 into convertible notes (see Note 9) upon the receipt of a default notice from the Lender which was treated as a debt extinguishment. There was no gain/loss recognized in this transaction. Consequently, upon reclassification into convertible notes, the Company recorded debt premium of $101,897. In March 2024, the Company repaid an additional $20,000 towards these convertible notes. At March 31, 2024, principal balance including default penalty and accrued interest was $159,376 and $813, respectively.

NOTE 9 – NOTES AND LOANS PAYABLE AND OTHER ADVANCES

The notes balance consisted of the following at March 31, 2024 and September 30, 2023

	March 31, 2024	September 30, 2023
Principal loans, notes and other advances	$1,115,617	$1,077,013
Discounts	(67,122)	(63,161)
Total	1,048,495	1,013,852
Less Current portion	(898,495)	(863,852)
Non-current	$150,000	$150,000

For the six months ended March 31, 2024 and 2023, amortization of debt discount on the above notes amounted to $66,428 and $169,712, respectively.

Small Business Administration

On June 17, 2020, the Company through Howco, entered into a loan directly with the Small Business Administration (“SBA”) for $150,000. The loan term is thirty years and begins amortization one year from the date of promissory note to be issued upon funding. Amortization payments are $731 per month and include interest and principal of 3.75% from the date of funding. The loan is secured by the assets of Howco. As of March 31, 2024 and September 30, 2023, the principal balance and accrued interest on this note amounted to $150,000, $16,398 and $150,000, $13,621, respectively. During the year ended September 30, 2023, the Company paid accrued interest of $4,386. As of March 31, 2024 and September 30, 2023, the $150,000 is classified as non-current. In April 2024, the Company enrolled in the SBA’s Hardship Accommodation Plan (“HAP”) for this loan. SBA is offering HAP for COVID-19 Economic Injury Disaster Loan borrowers experiencing short-term financial challenges. The Company will pay 10% of the usual payments for six months, without first catching up on missed payments. Borrowers will have the option to renew after the plan concludes. Interest will continue to accrue, which may increase (or create) a balloon payment due at the end of the loan term.  The Company’s next payment is due on June 17, 2024 amounting to $73.

Notes payable to service vendor

During fiscal year 2021, the Company issued seven notes payable totaling $17,500. The notes were issued for monthly fees ($2,500) for a service vendor and are issued the first day of the month and each has one year maturity and does not bear interest. The service arrangement was terminated in April 2021, with $17,500 owed as of March 31, 2024 and September 30, 2023.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Notes payable to a consultant

In August 2023, Howco executed a line of credit agreement with an advance up to $100,000 with a consultant of the Company. The loan shall bear 18% interest per annum and shall be due on February 19, 2024 and also renewable at the lender’s option. The minimum monthly payment towards principal and interest will be $3,000. This loan is personally guaranteed by the CEO of the Company along with the accounts receivable of Howco and Bantec, Inc. During the fiscal year ended September 30, 2023, the Company borrowed $111,000 and repaid $19,000, leaving an outstanding balance of $92,000 and accrued interest of $2,012 as of September 30, 2023.

In January 2024, Bantec Inc. and Howco renewed the line of credit agreements with an aggregate advance up to $700,000. The loans are due on demand and shall bear 18% interest per annum. During the six months ended March 31, 2024, the Company borrowed $100,000 and repaid $37,000, leaving an outstanding balance of $155,000 and accrued interest of $10,476 as of March 31, 2024.

Trillium Partners, LP

On July 1, 2022, the Company entered into a Securities Purchase Agreement with Trillium Partners, LP (“Trillium”). Under the terms of the SPA, Trillium agreed to advance funds under a merchant financing arrangement, treated as a loan. The loan principal is $224,000, including legal fees of $5,000 and OID of $24,000, the Company received cash of $195,000. Loan bears interest of 12% per annum and matured on June 30, 2023. The Company agreed to issue 224,000 shares of the Company’s Series B Preferred Stock, and a Warrant to purchase 1,120,000 shares of common stock as consideration for the advance agreement. The Series B Preferred Stock met the criteria for treatment as temporary equity and debt discount of $50,684 was recognized. The Warrant caused a recognition of $100,194 in debt discount. Total debt discount recognized was $179,878, to be amortized over the term of the loan, $44,846 was recognized as interest expense as of September 30, 2022 from amortization of discounts. The Company defaulted on the weekly payment terms of the note; however, the note holder granted a limited waiver of the default. Under the waiver amendment, the default interest rate still applies and now the note accrues interest of 22% and the payments are due upon the notes maturity. Total accrued interest at March 31, 2024 and September 30, 2023 was $64,208 and $43,994, respectively. On October 25, 2022, the Company repaid $50,000 of the July merchant financing arrangement. The payment was applied to the Trillium LP notes’ accrued interest and principal bringing its principal balance to $183,259, at March 31, 2024 and September 30, 2023.

JP Carey Limited Partners, LP

On July 1, 2022, the Company entered into a Securities Purchase Agreement with JP Carey Limited Partners, LP (“JPC”). Under the terms of the SPA, JPC agreed to advance funds under a merchant financing arrangement, treated as a loan. The loan principal is $224,000, including legal fees of $5,000 and OID of $24,000, the Company received cash of $195,000. Loan bears interest of 12% per annum and matured on June 30, 2023. The Company agreed to issue 224,000 shares of the Company’s Series B Preferred Stock, and a Warrant to purchase 1,120,000 shares of common stock as consideration for the advance agreement. The Series B Preferred Stock met the criteria for treatment as temporary equity and debt discount of $50,684 was recognized. The Warrant caused a recognition of $100,194 in debt discount. Total debt discount recognized was $179,878, to be amortized over the term of the loan, $44,845 was recognized as interest expense as of September 30, 2022 from amortization of discounts. The Company defaulted on the weekly payment terms of the note; however, the note holder granted a limited waiver of the default. Under the waiver amendment, the default interest rate still applies and now the note accrues interest of 22%, and the payments are due upon the notes maturity. Total accrued interest at March 31, 2024 and September 30, 2023 was $84,910 and $60,202, respectively. As of March 31, 2024 and September 30, 2023, the principal balance amounted to $224,000 for both periods.

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

March 31, 2024

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

During the year ended September 30, 2023, the Company repaid $72,265. As of September 30, 2023, the total loan balance to Itria amounted to $177,810 and unamortized debt discount of $42,050. During the six months ended March 31, 2024, the Company repaid $133,465. As of March 31, 2024, the total loan balance to Itria amounted to $44,345 and unamortized debt discount of $10,197.

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

During the six months ended March 31, 2024, the Company repaid $118,238. As of March 31, 2024, the total loan balance to Samson amounted to $191,513 and unamortized debt discount of $56,925.

1800 Diagonal Lending LLC

On July 17, 2023, the Company entered into the Securities Purchase Agreement (the “Agreement”) with 1800 Diagonal Lending LLC (“Lender”), pursuant to which the Company issued a promissory note (the “Note”) to the Lender in the principal amount of $90,400, including an original issue discount of $10,400 and legal fees of $5,000. The Agreement contains certain customary representations, warranties, and covenants made by the Company. Under the Note, the Company is required to make ten payments of $10,305.60, which includes a one-time interest charge of 14% ($12,565). The first payment is due on August 30, 2023, with nine subsequent payments due each month thereafter. The Note is not secured by any collateral. The Note was to mature on May 15, 2024 and contains customary events of default.

On October 26, 2023, the Company entered into the Securities Purchase Agreement with 1800 Diagonal Lending LLC, pursuant to which the Company issued a promissory note to the Lender in the principal amount of $90,400, including an original issue discount of $10,400 and legal fees of $5,000. The Agreement contains certain customary representations, warranties, and covenants made by the Company. Under the Note, the Company is required to make ten payments of $10,305.60, which includes a one-time interest charge of 14% ($12,565). The first payment is due on November 30, 2023, with nine subsequent payments due each month thereafter. The Note is not secured by any collateral. The Note was to mature on August 30, 2024 and contains customary events of default.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

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

During the year ended September 30, 2023, the Company repaid $20,611. As of September 30, 2023, the note balance amounted to $72,921 and unamortized debt discount of $11,588.

During the six months ended March 31, 2024, the Company repaid $65,917 towards these notes. The Company did not make the required December 2023 payments for a total of $20,611. In December 2023, the Company and the lender have renegotiated a revised payment plan. The lender agreed to modify the required payments to weekly payments of $5,000 starting in January 2024. In March 2024, the Company receive a default notice from the Lender related to the notes above and consequently, the Company recorded a default penalty of $59,792, fully amortized the remaining debt discount of $19,023 (as of December 31, 2023), and the Company reclassified a total note balance of $179,376 which included the default penalty into convertible notes (see Note 8).

Promissory note for legal services

On September 14, 2023, the Company issued a $15,000 promissory note to a law firm for fees to be incurred for the preparation of the Company’s registration statement which was completed in November 2023. The maturity date of this note is March 15, 2024 and bears 10% interest per annum. The principal balance and accrued interest owed to the law firm under the agreement as of September 30, 2023 were $15,000, and $66 respectively. The principal balance and accrued interest owed to the law firm under the agreement as of March 31, 2024 were $15,000, and $818 respectively.

Default on Notes and Loans

On July 26, 2023, the Company received a demand and default letter from Trillium Partners L.P. The letter references a document titled “Securities Purchase Agreement” dated July 2022. In the demand letter, Trillium is looking for immediate payment of $275,710. On August 4, 2023, the Company received a demand notification revising the demand amount to $214,563 with $183,259 in principal and $31,304.33 in interest and for JP Carey, a total of $270,947.95 with $224,000 in principal and $46,947.95 in accrued interest. In addition, the demand notification included outstanding fee notes for Frondeur Partners LLC, a total of $135,000 in principal and $7,903 of accrued interest. As of March 31, 2024, five notes, dated from October 1, 2022 to May 2023, matured.

In March 2024, the Company received a demand and default notice from 1800 Diagonal Lending LLC. The Company received a demand notification demanding the aggregate amount of $404,700 representing the aggregate original principal balances of $269,800 multiplied by 150% default penalty, together with accrued interest and default interest as provided for in the note. Further, on May 14, 2024, the Company was served with a lawsuit (Case No. 2024-05888) in the Circuit Court of Fairfax County, Virginia brought by 1800 Diagonal Lending, LLC (the “Plaintiff”). The Plaintiff alleges that the Company breached the terms of four Promissory Notes, issued in July, September, October and December of 2023, and seeks recovery of monetary damages in the amount of $318,392.00, and equitable relief. The Company is in the process of retaining Virginia litigation counsel and plans to contest the Plaintiff’s claims (see Note 13).

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

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

At September 30, 2023, there remains 208,500 outstanding Convertible Series B Preferred Stock with stated value of $1.50. At September 30, 2023, the Series B Preferred Stock redemption value amounted to $463,962 (including dividends of $151,211). At March 31, 2024, there remains 205,650 outstanding Convertible Series B Preferred Stock with stated value of $1.50 and would convert into 91,778,909 common shares. During the six months ended March 31, 2024, the Company charged an additional $45,954 to additional paid in capital for the dividend of the preferred shares. At March 31, 2024, the Series B Preferred Stock redemption value amounted to $504,785 (including dividends of $196,309).

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

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

As a result of the Exchange of 224,000 shares of Convertible Series B Preferred Stock for Series C Preferred Stock on April 18, 2023 (see above), there were 224,000 shares of Series C Preferred Stock issued and outstanding as of September 30, 2023 and March 31, 2024. The Series C preferred shares are mandatorily redeemable by the Company and are therefore classified as a liability for $336,000 (based on the $1.50 stated value) as reflected in the consolidated balance sheet as of September 30, 2023. There was no gain or loss recognized in connection with the Exchange Agreement. On December 31, 2023, the Company failed to redeem the Mandatory Redemption Amount and as such the Stated Value increased to $2.00 and therefore the liability increased to $448,000 as of March 31, 2024. Consequently, the Company recognized interest expense of $112,000 related to this liability during the six months ended March 31, 2024.

At March 31, 2024 and September 30, 2023, the Series C Preferred Stock redemption value amounted to $475,573 (including dividends of $27,573) and $340,572 (including dividends of $4,572), respectively.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

NOTE 11 - STOCKHOLDERS’ DEFICIT

Preferred Stock

As of March 31, 2024, the Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, with designations, voting, and other rights and preferences to be determined by the Board of Directors of which 2,999,750 remain available for designation and issuance.

As of March 31, 2024 and September 30, 2023, the Company has designated 250 shares of $0.0001 par value Series A preferred stock, of which 250 shares are issued and outstanding. These preferred shares have voting rights per shareholder equal to the total number of issued and outstanding shares of common stock divided by 0.99.

See Note 10, regarding the issuance of Series B and Series C Preferred Stock and the related designations.

Common Stock

As of March 31, 2024 and September 30, 2023, there were 10,743,178 and 9,306,954, shares outstanding, respectively.

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

Stock Incentive Plan

The Company established its 2016 Stock Incentive Plan (the “Plan”) that permits the granting of incentive stock options and other common stock awards. The maximum number of shares available under the Plan is 100 shares. The Plan is open to all employees, officers, directors, and non-employees of the Company. Options granted under the Plan will terminate and may no longer be exercised (i) immediately upon termination of an employee or consultant for cause or (ii) one year after termination of employment, but not later than the remaining term of the option. As of March 31, 2024, 84 awards remain available for grant under the Plan.

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

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

The Equity Financing Agreement shall terminate (i) on the date on which GHS shall have purchased Shares pursuant to the Equity Financing Agreement for an aggregate Purchase Price of $10,000,000, or (ii) on the date occurring 24 months from the date on which the Equity Financing Agreement was executed and delivered by the Company and GHS.

As a condition for the execution of the Equity Financing Agreement by GHS, the Company is obligated to issue $20,000 worth of shares to GHS (“Commitment Shares”). These shares have not been issued as of the date of filing of this report. The Company recorded accrued expense of $20,000 as of March 31, 2024.

Stock Options

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period.

There were no options granted under the 2016 Stock Incentive Plan for the six months ended March 31, 2024 and 2023.

For the six months ended March 31, 2024, a summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2023	16	$220,000	0.97	$-	$-
Outstanding and Exercisable at March 31, 2024	16	$220,000	0.47	$-	$-

All options were issued at an options price equal to the market price of the shares on the date of the grant.

Warrants

For the six months ended March 31, 2024, a summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at September 30, 2023	2,240,000	$0.20	5.50	$0.20	$-
Outstanding and exercisable at March 31, 2024	2,240,000	$0.20	5.00	$0.20	$-

There were no new warrants issued during the six months ended March 31, 2024.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

NOTE 12 - RELATED PARTY TRANSACTIONS

On October 1, 2016, the Company entered into employment agreements with the Company’s President and CEO which provides for annual base compensation of $370,000 for a period of three years, which can, at the Company’s election, be paid in cash or Common Stock or deferred if insufficient cash is available, and provides for other benefits, including a discretionary bonus and equity provision for the equivalent of 12 months’ base salary, and an additional one-time severance payment of $2,500,000 upon termination under certain circumstances, as defined in the agreement. On September 16, 2019, this employment agreement was modified for a period of five years to provide an annual salary of $624,000 along with the aforementioned benefits including education reimbursement. The Company recognized expenses of $312,000 for the six months ended March 31, 2024 and 2023, respectively, for the CEO’s base compensation.

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

On April 10, 2019, a former service provider filed a complaint with three charges with the Superior Court Judicial District of New Haven, CT seeking payment for professional services. The Company has previously recognized expenses of $218,637, which remain unpaid in accounts payable. On May 2, 2023, the Company reached a settlement agreement with a former vendor which had a pending legal action against the Company concerning services rendered having outstanding amounts owed of $219,613. The Company agreed to pay a total of $110,000 in total, consisting of a cash payment of $25,000 and a note payable of $85,000 (having a 3% annual interest). The Company will pay $2,472 for 36 months. The Company did not make payments during the six months ended March 31, 2024 and the balance remains accrued at March 31, 2024.

On December 30, 2020, a Howco vendor filed a lawsuit seeking payment of past due invoices totaling $276,430 and finance charges of $40,212. The Company has recorded the liability for the invoices in the normal course of business. Management at Howco as well as an intermediary consultant structured a repayment plan with this vendor and other vendors as well.

On May 14, 2024, the Company was served with a lawsuit (Case No. 2024-05888) in the Circuit Court of Fairfax County, Virginia brought by 1800 Diagonal Lending, LLC. The Plaintiff alleges that the Company breached the terms of four Promissory Notes, issued in July, September, October and December of 2023, and seeks recovery of monetary damages in the amount of $318,392.00, and equitable relief. The Company is in the process of retaining Virginia litigation counsel and plans to contest the Plaintiff’s claims (see Note 9).

Settlements

On November 13, 2018, the Company and a vendor agreed to settle $161,700 in past due professional fees for a convertible note in the amount of $90,000. The note bears interest at 5% and matures in July 2019, and has a fixed discount conversion feature. The note is now past due and remains unconverted at March 31, 2024 and September 30, 2023; however there is no default interest or penalty associated with the default.

On June 23, 2023, Howco entered into a settlement agreement with Crane Machinery Inc. (CMI). Howco agreed to pay $16,500 with an initial settlement of $2,000, to be followed by five monthly installments of $2,900, until paid in full. As of March 31, 2024, the settlement amount has been fully paid.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

As of March 31, 2024, the Company has received demand for payment of past due amounts for services by several consultants and service providers.

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

Right of use asset (ROU) is summarized below:

	March 31, 2024	September 30, 2023
Operating lease at inception	$140,561	$140,561
Less accumulated reduction	(34,190)	(13,285)
Balance ROU asset	$106,371	$127,276

Operating lease liability related to the ROU asset is summarized below:

Operating lease liabilities at inception	$140,561	$140,561
Reduction of lease liabilities	(32,813)	(12,735)
Total lease liabilities	$107,748	$127,826
Less: current portion	(45,364)	(41,946)
Lease liabilities, non-current	$62,384	$85,880

Non-cancellable operating lease total future payments are summarized below:

Total minimum operating lease payments	$123,046	$150,298
Less discount to fair value	(15,298)	(22,472)
Total lease liability	$107,748	$127,826

Future minimum lease payments under non-cancellable operating leases at March 31, 2024 are as follows:

Years ending September 30,	Amount
2024 (remainder)	$27,797
2025	56,701
2026	38,548
Total minimum non-cancelable operating lease payments	$123,046

The weighted average remaining lease term for the operating lease is 2.17 years as of March 31, 2024.

In December 2019, the Company relocated its primary office to 195 Paterson Avenue, Little Falls, New Jersey, under a one-year lease with a renewal option having monthly payments of $500. On April 30, 2023, the Company ended its lease at 195 Paterson Avenue Little Falls, NJ. On May 9, 2023, the Company signed an application to deliver its mail at 37 Main Street, Sparta, NJ for $79 per month.

For the six months ended March 31, 2024 and 2023, rent expense for all leases amounted to $37,121 and $38,991, respectively.

BANTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

NOTE 14 - CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits of $250,000. At March 31, 2024, cash in a bank did not exceed the federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2024.

Economic Concentrations

With respect to customer concentration, one customer accounted for approximately 86% of total sales for the six months ended March 31, 2024. With respect to customer concentration, one customer accounted for approximately 86% of total sales for the six months ended March 31, 2023.

With respect to accounts receivable concentration, one customer accounted for 91% of total accounts receivable at March 31, 2024. With respect to accounts receivable concentration, two customers accounted for 88% and 10% of total accounts receivable at September 30, 2023.

With respect to supplier concentrations, one supplier accounted for approximately 12% of total purchases for the six months ended March 31, 2024. With respect to supplier concentration, three suppliers accounted for approximately 13%, 11% and 10% of total purchases for the six months ended March 31, 2023.

With respect to Howco accounts payable concentration, three suppliers accounted for approximately 18%, 16%, and 10% of total accounts payable at March 31, 2024. With respect to Howco accounts payable concentration, three suppliers accounted for approximately 11%, 18% and 20% of total accounts payable at September 30, 2023.

Foreign sales were $0 and $4,509 for the six months ended March 31, 2024 and 2023, respectively.

NOTE 15 - SUBSEQUENT EVENTS

Convertible Notes for Legal Services

From April 1, 2024 until May 1, 2024, the Company issued $6,000 convertible notes every month to the law firm for fees incurred, each note having six-month term to maturity and 10% annual interest compounded monthly. The notes are convertible into shares of common stock at a fixed discount of 70% of the lowest bid price in the 10 trading days immediately preceding the notice of conversion from the lender. The notes have cross default provisions. The Company has accounted for the convertible promissory notes as stock settled debt under ASC 480 and recorded debt premiums equal to the face value of the notes with a charge to interest expense. The principal amount of these notes will be charged to professional fees during the month the notes were issued. The Company has accounted for the convertible promissory note as stock settled debt under ASC 480 and recorded debt premium of $5,143.

Sale of Future Receipts Agreements

On April 8, 2024, the Company’s subsidiary, Howco, executed a sale of future receipt agreement with Samson MCA LLC. Under the agreement, the Company sold $310,500 in future receipt or receivables for a purchase amount of $225,000. The principal amount is payable in weekly installments of $11,942.31 until such time that the obligation is fully satisfied for approximately six months. The Company received $56,425 after paying-off the remaining balance of the two Samson MCA, LLC loans (see Note 9) dated in August 2023 and January 2024 for $164,000 (net of origination fee of $4,500 which will be amortized over term of this agreement and $75 processing fee). The Company has the option to repurchase the receipts it sold to Samson during the first month to the sixth month from the date of this agreement ranging from $258,750 to $279,000.

Conversion of Notes

In April 2024, the Company issued an aggregate of 6,029,598 shares of common stock in conversion of $33,255 principal balance of a convertible note dated in September 2023 (see Note 8). Accordingly, $17,907 of the put premium was released to additional paid in capital upon conversion.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the six months ended March 31, 2024, the Company has incurred a net loss of $1,422,592 and used cash in operations of $57,380. The working capital deficit, stockholders’ deficit and accumulated deficit was $9,341,267, $18,737,312 and $39,278,112, respectively, at March 31, 2024. In March 2024, the Company received a default notice under certain promissory notes and convertible notes from a lender (see Note 8). The Company defaulted on its Note Payable – Seller in September 2017 and has since defaulted on other promissory notes. As of March 31, 2024, the Company has received demands for payment of past due amounts from several consultants and service providers. It is the management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon the management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company has continued to implement cost-cutting measures and restructuring or setting up payment plans with vendors and service providers and plans to raise equity through a private placement, and restructure or repay its obligations. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern. However, additional funding may not be available to the Company on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on the Company’s ability to pursue its business plans and strategies, and the Company would likely be forced to delay, reduce, or terminate some or all of its activities, all of which could have a material adverse effect on the Company’s business, results of operations and financial condition.

Liquidity and Capital Resources

As of March 31, 2024 we had $495,839 in current assets, including $44,967 in cash, compared to $367,108 in current assets, including $35,443 in cash, at September 30, 2023. Current liabilities at March 31, 2024, totaled $9,837,106 compared to $8,352,264, at September 30, 2023. The increase in current assets from September 30, 2023 to March 31, 2024 is primarily due to increases in: cash of $9,524, accounts receivable of $57,647 and inventory of $56,560. The increase in current liabilities from September 30, 2023 to March 31, 2024, of approximately $1,484,842, is primarily due to the increases in: accounts payable of approximately $320,000 convertible notes of approximately $425,000, notes and loans payable of $35,000, accrued expenses and interest of approximately $552,000, and mandatorily redeemable liability of approximately $135,000. While we had generated revenues from UAV sales from the prior year, no significant UAV revenues are anticipated until we have implemented our full plan of operations, specifically, initiating sales campaigns for our UAV internet and social media platforms. We must raise cash to implement our strategy to grow and expand per our business plan.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	For the Six Months March 31, 2024	For the Six Months March 31, 2023
Net Cash Used in Operating Activities	$(57,380)	$(320,732)
Net Cash Used in Investing Activities	$(1,558)	$-
Net Cash Provided by Financing Activities	$68,462	$144,495
Net Increase (Decrease) in Cash	$9,524	$(176,237)

For the six months ended March 31, 2024, net cash used in operating activities of $57,380, is largely the result of net losses of $1,422,592, partially offset by non-cash charges for premiums on stock settled debt of approximately $158,000, debt discount amortization of $103,000, fees notes issued of $24,000, non-cash interest expense of $216,000 and increase from changes in assets and liabilities of approximately $865,000 primarily due to increases in accounts payable and accrued expenses of approximately $982,000, accounts receivable of $56,000 and inventory of $57,000.

For the six months ended March 31, 2023, net cash used in operating activities of $320,732, is largely the result of net losses of $1,612,343, partially offset by non-cash charges for premiums on stock settled debt of approximately $114,000, debt discount amortization of $170,000, fees notes issued of $114,000 and increases in accounts payable and accrued expenses.

During the six months ended March 31, 2024, net cash used in investing activities of $1,558 which relates to purchase of equipment as compared to $0 during the six months ended March 31, 2023.

During the six months ended March 31, 2024, cash provided by financing activities of $68,462 is largely the result of loan advances from related parties of approximately $48,000, net proceeds from loans and notes payable of $393,000, net proceeds from convertible notes of approximately $35,000, and proceeds from line of credit of $15,000 partially offset by repayments of convertible notes of $20,000 and various debts including loans and other financing arrangements at Howco for a total of approximately $355,000, and repayments on notes payable- related party of approximately $48,000.

For the six months ended March 31, 2023 cash provided by financing activities is largely the result of stock sales for cash of $99,333, loan advances from related parties of approximately $152,000, offset by repayments of various debts including loans and other financing arrangements at Howco.

Refer also to the Condensed Consolidated Statements of Cash Flows included in the financial statement section of this report.

Results of Operations

Three months Ended March 31, 2024 and 2023

We generated sales of $771,663 and $623,123 for the three months ended March 31, 2024 and 2023, respectively, an increase of approximately $149,000, or 24%. For the three months ended March 31, 2024 and 2023, we reported cost of goods sold of $675,011 and $514,946, respectively, an increase of approximately $160,000, or 31%. The increase in sales is primarily attributable to the increase in sales to one of our major customers. The cost of goods sold increased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 is due to higher sales over the last three months. Gross margins were 13% and 17% for the three months ended March 31, 2024 and 2023, respectively.

For the three months ended March 31, 2024 and 2023, we reported selling, general, and administrative expenses of $510,599 as compared to $481,483, an increase of approximately $29,000, or 6%. For the three months ended March 31, 2024, and 2023, selling, general, and administrative expenses consisted of the following:

	For the Three Months ended	For the Three Months ended
	March 31, 2024	March 31, 2023
Compensation and related benefits	$252,139	$261,969
Professional fees	185,325	167,363
Other selling, general and administrative expenses	73,135	52,151
Total selling, general and administrative expenses	$510,599	$481,483

The increase in selling, general, and administrative costs for three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily attributable to the increase in professional fees of approximately $18,000 and increase in other selling, general and administrative costs of approximately $21,000 due to increased sales offset by decreases in compensation of approximately $10,000.

For the three months ended March 31, 2024, and 2023, other expense amounted to $532,265 and $457,362 respectively, an increase of approximately $75,000. The increase was attributable to increased interest expense due to the default penalty recognized on certain promissory notes and convertible notes.

As a result, we reported net loss of $946,212 and $830,668 for the three months ended March 31, 2024 and 2023, respectively.

The Company has incurred dividend charges from Series B and C preferred stock of $43,680 and $39,732, for the three months ended March 31, 2024 and 2023, respectively. The dividends to be paid are included in temporary equity and mandatorily redeemable preferred stock presented as liability as reflected on the condensed consolidated balance sheet.

As a result, we reported net loss available to common stockholders of $989,892, or $0.10 per common share, and $870,400, or $0.13 per common share, for the three months ended March 31, 2024 and 2023, respectively.

Six months Ended March 31, 2024 and 2023

We generated sales of $1,727,397 and $1,229,289 for the six months ended March 31, 2024 and 2023, respectively, an increase of approximately $498,000, or 41%. For the six months ended March 31, 2024 and 2023, we reported cost of goods sold of $1,483,198 and $1,026,162, respectively, an increase of approximately $457,000, or 45%. The increase in sales is primarily attributable to the increase in sales to one of our major customers. The cost of goods sold increased for the six months ended March 31, 2024 as compared to the six months ended March 31, 2023 due to higher sales over the last six months. Gross margins were 14% and 17% for the six months ended March 31, 2024 and 2023, respectively.

For the six months ended March 31, 2024 and 2023, we reported selling, general, and administrative expenses of $965,384 as compared to $995,773, a decrease of approximately $30,000, or 3%. For the six months ended March 31, 2024, and 2023, selling, general, and administrative expenses consisted of the following:

	For the Six Months ended	For the Six Months ended
	March 31, 2024	March 31, 2023
Compensation and related benefits	$520,647	$521,951
Professional fees	308,829	375,288
Other selling, general and administrative expenses	135,908	98,534
Total selling, general and administrative expenses	$965,384	$995,773

The decrease in selling, general, and administrative costs for six months ended March 31, 2024 as compared to the six months ended March 31, 2023 was primarily attributable to the decrease in professional fees of approximately $66,000 due to cost cutting measures we implemented and decrease in compensation of approximately $1,000 offset by increase in other selling, general and administrative costs of approximately $37,000 due to increased sales.

For the six months ended March 31, 2024, and 2023, other expense amounted to $701,407 and $819,697 respectively, a decrease of approximately $118,000. The decrease was primarily due to decrease in amortization of debt discount of approximately $67,000 and decreased interest expense on the TCA loan which was assigned to Ekimnel in August 2023.

As a result, we reported net loss of $1,422,592 and $1,612,343 for the six months ended March 31, 2024 and 2023, respectively.

The Company has incurred dividend charges from Series B and C preferred stock of $68,954 and $76,692, for the six months ended March 31, 2024 and 2023, respectively. The dividends to be paid are included in temporary equity and mandatorily redeemable preferred stock presented as liability as reflected on the condensed consolidated balance sheet.

As a result, we reported net loss available to common stockholders of $1,491,546, or $0.15 per common share, and $1,689,035, or $0.29 per common share, for the six months ended March 31, 2024 and 2023, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2024, our disclosure controls and procedures were not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 10, 2019, a former service provider filed a complaint with three charges with the Superior Court Judicial District of New Haven, CT seeking payment for professional services. The Company has previously recognized expenses of $218,637, which remain unpaid in accounts payable. On May 2, 2023, the Company reached a settlement agreement with a former vendor which had a pending legal action against the Company concerning services rendered having outstanding amounts owed of $219,613. The Company agreed to pay a total of $110,000, consisting of a cash payment of $25,000 and a note payable of $85,000 (having a 3% annual interest). The Company will pay $2,472 for 36 months. The Company did not make payments during the six months ended March 31, 2024 and the balance remains accrued at March 31, 2024.

On December 30, 2020, a Howco vendor filed a lawsuit seeking payment of past due invoices totaling $276,430 and finance charges of $40,212. The Company has recorded the liability for the invoices in the normal course of business. Management at Howco as well as an intermediary consultant structured a repayment plan with this vendor and other vendors as well.

On May 14, 2024, the Company was served with a lawsuit (Case No. 2024-05888) in the Circuit Court of Fairfax County, Virginia brought by 1800 Diagonal Lending, LLC (the “Plaintiff”). The Plaintiff alleges that the Company breached the terms of four Promissory Notes, issued in July, September, October and December of 2023, and seeks recovery of monetary damages in the amount of $318,392.00, and equitable relief. The Company is in the process of retaining Virginia litigation counsel and plans to contest the Plaintiff’s claims.

Settlements

On November 13, 2018, the Company and a vendor agreed to settle $161,700 in past due professional fees for a convertible note in the amount of $90,000. The note bears interest at 5% and matures in July 2019, and has a fixed discount conversion feature. The note is past due and remains unconverted at March 31, 2024 and September 30, 2023; however there is no default interest or penalty associated with the default.

On June 23, 2023, Howco entered into a settlement agreement with Crane Machinery Inc. (CMI). Howco agreed to pay $16,500 with an initial settlement of $2,000, to be followed by five monthly installments of $2,900, until paid in full. As of March 31, 2024, the settlement amount has been fully paid.

As of March 31, 2024, the Company has received demand for payment of past due amounts for services by several consultants and service providers.

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

BANTEC, INC.

Dated: May 15, 2024	By:	/s/ Michael Bannon
Michael Bannon
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Bannon
Michael Bannon
Chief Financial Officer (Principal Financial Officer)